Form 10-K
period 2008-12-31
Propell Corporation.
filed 2009-04-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2008

Commission file number

PROPELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

336 Bon Air Center, No. 352

Greenbrae, CA 94904

(Address of principal executive offices)

(415) 747-8775

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	None
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates as of June 30, 2008 was approximately $99,090 based on the price at which the common stock was last sold prior to such date.

The Registrant has 20,207,593 shares of common stock outstanding as of March 30, 2009.

PROPELL CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements.  All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements.  Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of those words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.  Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, governmental regulations, ability to raise capital,  ability to retain customers, dependence upon certain customers, reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, and economic and political conditions in the United States and abroad.

Item 1.  Business

Our Company

We are a recently organized Delaware corporation that is an integrated provider of image-based products and services for the digital photo and promotional products industries. We together with our subsidiaries deliver products and services through multiple channels, including online stores, our own proprietary photo kiosks, independent resellers and company-owned retail stores.

We believe we have built a diverse revenue model, with all revenue streams sharing a common theme of enabling the capture and delivery of images and image related products to consumers and businesses – directly to consumers and small businesses, and in partnership with some of the biggest companies in the United States.

All of our current operations are conducted through Propell and our two wholly owned subsidiaries, Crystal Magic, Inc., and Arrow Media Solutions. Each subsidiary is responsible for one of our two lines of business. Our third subsidiary, Auleron 2005, LLC, temporarily discontinued its operations in 2008; however, management retains relationships with Auleron 2005, LLC’s on-call network of 3,500 independent contractors to service our installations.  Prior to our formation in January 2008, each subsidiary was independently owned.

We and our subsidiary, Crystal Magic, along with our and Crystal Magic partners, market our products and those of Crystal Magic online, at retail, and through business-to-business partners and resellers. Our current customers and the customers of Crystal Magic include the Walt Disney Co., AmerisourceBergen, and several e-commerce web sites. In addition, our management has a long track record of delivering a variety of consumer and photo products, services and logistics to partners, including Wal-Mart, Walgreens, CVS and Rite-Aid.

In April 2008, Crystal Magic, Inc. merged with and into a wholly owned subsidiary of ours, with Crystal Magic surviving the merger and becoming our subsidiary. In May 2008, each of Mountain Capital, LLC (d/b/a Arrow Media Solutions) and Auleron 2005, LLC (d/b/a Auleron Technologies) merged with and into wholly owned subsidiaries of ours. The result of each of the mergers was that each of Mountain Capital, LLC and Auleron 2005, LLC survived the merger and became wholly owned subsidiaries of ours. The transactions were completed in order to form a consolidated enterprise with subsidiaries that each have experience in complementary parts of the imaging and personalized products industries, and to expand their capabilities both online and at retail.

For accounting purposes, our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet and is accounted for under the cost method of accounting. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that during the year ended December 31, 2008, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  Mr. Rhodes recently entered into an agreement with us which, among other things, terminated the option.  In addition, while we have recently added an independent director to our Board of Directors, a majority of the members of our Board of Directors are still not independent.

Our principal offices are located at 336 Bon Air Center, No. 352, Greenbrae, CA 94904. Our telephone number is (415) 747-8775. Our fiscal year end is December 31.

The Arrow Media Solutions Division

Our Arrow Media Solutions division provides digital photo solutions for retail. Historically, Arrow Media Solutions has focused partners in “nontraditional” channels – retailers who previously had limited presence in the photo category. We believe Arrow Media Solutions’ solutions help retailers in their goal to increase store visits and repeat business.  In an effort to reduce customer costs, we have recently changed our focus from the sale of kiosks to our kiosk customers to the sale of our Web Stores to such customers. Prior to the beginning of this year, Arrow Media Solutions products were solely related to sales of kiosks to retailers.  Arrow Media currently sells kiosk products through a distributor

Arrow Media Solutions’ revenues increased over the last two years after securing a relationship with AmerisourceBergen, a large healthcare company. During 2008, Arrow Media Solutions generated revenue of approximately $1.46 million of which approximately $1.4 million was derived from revenue generated from its relationship with AmerisourceBergen. Of the $1.46 million, $1.14 was generated after the date that Arrow Media Solutions became our subsidiary and is included in our consolidate revenue for the twelve months ended December 31, 2008. During 2007, Arrow Media Solutions generated revenue of approximately $1.4 million of which approximately $1.1 million was derived from revenue generated from its relationship with AmerisourceBergen.

During the past fiscal year Arrow Media Solutions sold its kiosks using a “distribution model” to generate revenue; however, due to current economic conditions Arrow Media has shifted its focus away from kiosks and is currently exploring utilizing PropellStores with its kiosk customers, which we believe will be more cost efficient for our customers.  During the fiscal year ended December 31, 2008 all of the kiosks sold were sold directly from Arrow Media to the customer and we derived approximately $1.46 million in gross revenue from such sales. Arrow Media Solutions currently sells the kiosk solution to a distributor who then sells it to a customer at a profit. It is also anticipated that we will make additional revenues by selling supplies and other products to the partner. Most profits from retail sales are retained by the partner. Almost all of Arrow Media Solutions current kiosk revenues are based on the distribution model.

The Crystal Magic Division

Crystal Magic’s core business began nearly a decade ago by using proprietary laser technology to create three-dimensional laser images engraved inside solid crystal blocks (such as paperweights) based on photographs of consumers, which then are visible engraved inside the crystal, and are sold as gifts in company-owned stores within Disney and Universal theme parks, and later expanded to a wide range of image-based merchandise offered in mass market retail, such as mugs, T-shirts and other merchandise upon which personal photos, logos or other artwork are printed. The company’s founders have long-standing relationships with Disney, Universal Studios and other entertainment locations.

Today, the Crystal Magic division’s products are delivered at theme parks, on a wholesale basis to retailers, to small and large corporate clients and through our proprietary online system that allows partners to create “Web Stores on Demand” (now marketed as “PropellStores”). This system provides a special web site at which a customer-whether a business, group, or individual-can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of the revenue to the customer.

We believe Web Stores on Demand opens up substantial new opportunities and channels for us by providing partner web sites with the opportunity to easily integrate a photo merchandise online store into their sites with little effort or cost, and was a key part of our and Crystal Magic’s strategy for 2008 and is expected to be a key part of our strategy for 2009.

Crystal Magic also has a long track record delivering personalized products to the $19.4 billion promotional, incentive and award products industry, delivering quantities anywhere from one unit to over 500,000 in a single order. Crystal Magic has served these markets since 2001, and we see particular opportunity to leverage our Web Stores capabilities to expand its efforts in the promotional products category, where, according to the Promotional Products Association International’s 2007 Estimate of Promotional Products Distribution sales, only 14% of industry revenues are generated from online sales methods.

Crystal Magic’s operations run 365 days a year, permitting it to offer all its channels in what we believe to be consistent and rapid turnaround times, including during seasonal spikes. To do so, Crystal Magic has developed proprietary software and systems that integrate into each of its customers’ data processing systems. In addition, in Crystal Magic’s theme park operations, it has developed in-house software that allows it to capture photos from specialty cameras, and put the photos into a format so that the customers can review and select them, and then converts them into a format that can be used for manufacturing. Crystal Magic does not currently have any patents for the intellectual property that it has developed.

Crystal Magic has also developed in-house a system that lets it track customer orders, batch them for manufacturing, and identify where they are in each stage of manufacturing and shipment. Crystal Magic also has developed various specialized reporting systems so that it can manage its revenues and expenses.

In Crystal Magic’s production lab, Crystal Magic has developed software to convert a two-dimensional photo into “two and a half D” – its name for software techniques that alters a photograph to create a perception of depth in the final image when it is engraved inside glass.

Crystal Magic has developed a web-based “portal” in which wholesale customers can place orders directly into its manufacturing queue. It also has developed a system that monitors orders that are ready to be shipped, and appropriately batches them with other orders in process, in an effort to save costs for both it and its customer. Crystal Magic has developed its own Electronic Data Interchange (EDI) software that translates its order data into a format that can be understood by its customers’ systems.

Crystal Magic is also one of fewer than 10 U.S. companies that hold a worldwide license from Laser Design International LLC (LDI) to its patented technology to perform subsurface laser etching in Crystal Magic’s photo crystal product line. To our knowledge, there is no other way to create such products without violating the LDI patent.

Crystal Magic reduces costs by sourcing a significant percentage of its raw materials directly from overseas.

Since most of Crystal Magic’s competitors in this category are privately held, and there is no published industry data for this category, we cannot determine the overall market size, or Crystal Magic’s relative position in the market.

During the twelve months ended December 31, 2008 and 2007, Crystal Magic generated $2,681,656 and $4,129,182 in revenue.

The Auleron Technologies Division

Auleron Technologies was founded nearly seven years ago by the same management team that later created Arrow Media Solutions. Originally, Auleron was a service provider to third parties, helping retail, financial and technology organizations install new hardware and software in various locations.

Auleron has acted as a subcontractor to certain regional or national service providers to assist the service providers in completing contracts in which the service provider had been hired by a retailer to install computer equipment in many locations. Auleron’s project managers and contract technicians would then manage and execute all or part of the installation work in various locations on behalf of the service provider.

For example, Qualxserv, a technology services company, was hired by the CVS drug store chain to upgrade computer equipment in its stores. Qualxserv subcontracted the work to Auleron, in which Auleron representatives visited 800 CVS stores, physically installed new computer network routers, configured the software for each router, and removed old equipment.

For Nfrastructure, another service provider, Auleron installed point-of-sale computer systems at 800 Footlocker stores. For Imagistics, a spinoff of Pitney Bowes Inc., Auleron technicians installed and tested cabling for computer network systems in 15 regional offices.

Auleron also worked with Cardtronics, a large supplier of automated teller machines (ATMs). Cardtronics hired Auleron to install and configure its ATMs at a variety of locations including those in Winn Dixie supermarkets, 7-Eleven convenience stores and Circle K gas stations. Cardtronics would ship equipment to a location, and Auleron technicians would then set up the ATM, configure its software, and test it.

While Auleron Technologies has temporarily discontinued its operations and no longer performs this work for third parties, the Auleron Technologies infrastructure has been maintained to serve our internal needs, making available an on-call network of over 3,500 technicians to service Propell installations. These technicians are not our employees but rather are independent contractors.

We believe that maintaining this capability gives us the ability to compete with large providers of photo kiosks. This network is useful in installing and maintaining hardware, and we believe in reassuring large customers that we can provide adequate field support.

Market size/opportunity

We were created to acquire and aggregate customers and leverage significant growth trends and opportunities in the rapidly evolving photo industry as well as related opportunities in the corporate market for customized products. We present here various statistics and other industry information that are generally available to the public or to members of industry trade associations. With respect to the Photo Marketing Association (“PMA”), Arrow Media Solutions pays to be a member of that association, and receives that association’s statistics as all members do. We did not fund nor were we otherwise affiliated with any of the studies that are the basis for these statistics and other industry information.

Our management team has extensive experience in technology, customer acquisition, ecommerce and retail – with particular focus in the online, kiosk and photo merchandise category, as well as the promotional products market.

We formed our company by joining businesses that already had experience in delivering wholesale and retail kiosk and photo gift products and services, and combining that with an expansion into providing online services that stand alone or integrate with the kiosk’s retail solution.

The photography industry has evolved significantly in the last few years as digital technologies and services have replaced traditional film processing and online services have grown.    As traditional film processing has declined, new opportunities, and new demands from consumers, have been created.  Retail and online photo printing – including in-store kiosks – has grown from a $354 million business in 2003 to an estimated $2.2 billion in 2008, according to the PMA, which is the largest industry trade group.

The following chart, from the PMA’s Marketing Research division, shows the spending in the United States on major digital photo categories during the years 2003 through 2009, with 2008 being estimated and 2009 being projected.

Spending on Major Digital Photo Categories
Millions of U.S. dollars
Digital cameras
Retail/online printing
Custom products/gifts*
Home printing consumables
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
2004
2005
2006
2007
2008 (est.)
2009 (proj.)
$5,500
$1,059
$1,407
$5,957
$1,503
$461
$1,771
$6,473
$1,687
$738
$1,884
$6,651
$2,182
$1,063
$1,928
$6,150
$2,288
$1,211
$1,835
$5,321
$2,227
$1,225
$1,584

Notes: *Photo books, photo greeting cards, collages, calendars and other products.
Source: PMA Marketing Research

Separately, the “custom products/gifts” category – defined by the PMA as “personalized calendars, photo books, posters, t-shirts, mugs mouse pads, photo CDs and DVDs ordered at retail or at online stores” – has grown from $250 million in 2004 to an estimated $1.2 billion in 2008, a nearly fivefold increase in four years, according to the PMA research division.

Retail prints from digital cameras – which can be made online, in-store on mini-labs or, increasingly, in-store using the type of kiosks that Propell offers – grew from 700 million prints in 2003 to 10.5 billion prints estimated for 2008, with 2009 expected to increase slightly higher despite a weaker economy, according to the PMA research division.  Prints made instantly on kiosks accounted for approximately one-fourth of online and in-store prints in 2006, or 30% of just in-store prints, according to the PMA. As online and other channels grow, we expect that kiosk growth will continue to grow in absolute numbers, although fast growth in online is expected to reduce kiosk printing as a percentage of the overall market.  The number of prints ordered at retail in 2008 was estimated to be 5.4 billion, with a decline to 5 billion forecast for 2009.

The following charts from the PMA research division show the change in the methods used for making digital prints and the growth of custom photo gifts ordered at retail and online.

Method Used for Making Digital Prints
Billions of prints
20.0
18.0
16.0
14.0
12.0
10.0
8.0
6.0
4.0
2.0
0.0
Internet-to-retail
Internet-to-home
Retail
Home
0.4
0.1
0.7
0.2
1.5
0.5
2.1
1.9
3.1
3.4
4.4
1.0
1.4
4.3
4.8
1.6
2.2
5.5
5.1
2.0
2.5
5.4
4.9
2.2
2.7
5.0
4.4
2000
2001
2002
2003
2004
2005
2006*
2007
2008 (est.)
2009 (proj.)

Notes: Includes prints from received images and camera phone prints.

*Includes orders placed online and mailed back to consumers, as well as, orders consumers picked up at the store.

Source: PMA Marketing Research

Custom Photo Products/Gifts Ordered at Retail and Online
Millions of U.S. dollars
$270
$461
$738
$1,063
$1,211
$1,225
2004
2005
2006
2007
2008
(est.)
2009
(proj.)
Source: PMA Marketing Research

The online marketplace for image-based products actually spans several categories, including photo sharing web sites and image merchandise sites. Photo sharing web sites, such as Shutterfly, Kodak Gallery and Snapfish, are designed for consumers and are optimized for sharing and printing photos, and creating photo merchandise from those images. Image merchandise sites, such as Zazzle, Cafepress and Threadless, allow artists, consumers and small businesses to create their own custom web stores featuring selected images that can be reproduced on a broad variety of merchandise. Social networks, including Flickr, Myspace, and Facebook, have extensive photo capabilities integrated into their functionality.

We believe that the custom photo gift category is fragmented, with only one major player, the PhotoThis division of privately held District Photo, providing large-scale fulfillment across a broad category of products to multiple large customers, along with a number of smaller suppliers.

We and our subsidiaries also compete in the promotional products category, also known as the advertising specialty category. Promotional products, which include any products used to promote a product, service or company program, including textiles and other personalized products, constituted a $19.4 billion category in 2007, according to the most recent research available from  the Promotional Products Association International (PPAI), an industry trade association.

We see significant opportunity given that more than half of distributors in the promotional products category are small businesses (defined as those under $2.5 million), and only 14% of industry revenues are generated from online sales methods, according to the most recent data available from PPAI.

Our Strategy

Overview

We believe that our combined resources permit us together with our subsidiaries to offer a complete, integrated package of image-related products and services from a single source – delivered to consumers in multiple channels of distribution, both directly and through partnerships with established corporate players. We expect that this will provide the opportunity to further monetize our existing customers and customers of our subsidiaries by broadening the product offering, enhancing the convenience of ordering (at kiosk, online or at retail), and expanding presence both online and at retail.

Further, we expect that the combination will give us the ability to acquire customers – both business partners and consumers -- by providing an integrated online, kiosk and fulfillment service.

Specifically, the combination creates a single group of companies that:

•      Brings together experienced management teams.

•      Leverages additional capital resources to expand each of our existing businesses, and enter new markets, especially “Web Stores on Demand.”

•      Can provide a complete, integrated solution for retail customers, offering a single stop partner providing any or all of the following:

o      a hardware kiosk that offers a wide variety of image-based prints and gifts that customers can order in-store

o      a web store that integrates with the same account and permits the customer to order from home

o      a wide variety of products that can be made and delivered quickly and cost effectively by the same company

How we address the competitive opportunity

We believe we can compete effectively by offering a set of integrated solutions -- one that includes web services, kiosks, in-house product fulfillment, and a nationwide service network.   Management is focused on offering these components, on a standalone basis or integrated as a complete system, to nontraditional markets – which we define as those businesses that historically have not done significant business in the type of photo products and services that we offer.

Our new “PropellStores” service permits artists, consumers and businesses to instantly create an online store for merchandise featuring their images, with our company or its manufacturing partners performing all fulfillment, manufacturing, shipping and billing. This system provides a special web site at which a customer -- whether a business, group, or individual -- can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of the revenue to the customer.

Our kiosks offer a companion web-based service that allows customers to access photos uploaded at the kiosk, and images uploaded to the web can be accessed from select kiosks.

Additionally, our management has experience in retail fulfillment. One of our founders previously created PhotoTLC, a  photo merchandise company serving major retail customers including Walgreens, Wal-Mart, CVS, Rite Aid and Meijer stores. Our Crystal Magic subsidiary was a major supplier to PhotoTLC, as well as other retail customers.

Finally, through our Crystal Magic operation, we have experience in the promotional products category.  The creation, manufacturing and distribution of promotional products use the same expertise and facilities as our other product offerings.  We believe that the expanded offerings created by our recent merger further enhance the company’s ability to address the promotional products market, including offering web stores to corporate customers as well as expanded product line of imaging products and the introduction of kiosks to corporate locations.

In each of our partnerships, we seek to maintain branding for our product offerings wherever possible, and create exclusive partnerships. We intend to both co-brand (“Powered by Propell”) and build direct relationships with consumers so that our own brand can stand alone in specific categories of business, building brand loyalty at multiple “touch points” (for example, a retail kiosk and web offering) and increasing margins by removing “middlemen.”  Given large enough opportunities such as our existing relationship with Disney theme parks, the company will continue to co-brand or offer its service on a “private label” basis, which means providing our services or products under our customers’ brand names instead of our own.

Our product and service offerings

Web solutions (including PropellStores and Web Direct.)

In PropellStores, we offer a turnkey photo gift web site. PropellStores permits a partner – whether a rock band, a business, or classroom – to create a complete web store with up to 200 items of personalized photo merchandise. The partner sets the prices, and we create the store, make the products on demand, ship them, collect the revenues, and send the partner a check for the profits. We are currently targeting a number of partnerships for the PropellStores service with existing social network and other web sites with large user bases.

With Web Direct, Crystal Magic maintains its own online web photo sites where consumers can upload, print and create gifts with their photos. Crystal Magic currently maintains a direct web site for consumers at www.thebestphotogifts.com, as well as a promotional products web site at www.uspromoproducts.com.

Our PropellStores, including its transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various states, local, and private consumer protection and other regulatory authorities. In general, these regulations govern privacy, the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time, and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. Congress has enacted legislation to specifically regulate online commerce and communications and has addressed such issues as the transmission of certain materials to children, intellectual property protection, and taxation. Other legislation could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. This regulation could limit the type of business we and Crystal Magic pursue or increase the costs to ensure compliance.

Kiosk solutions

We offer Arrow Media Solutions-branded and co-branded and partner-branded kiosks through a distribution model.  We are currently selling products to a distributor who in turn sells them to the customer.  Prior to the beginning of this fiscal year all of our sales were made directly to customers as opposed to through distributors and we sold the kiosk to the partner at a profit, and then made additional revenues by selling supplies to the partner.  Most profits were then retained by the partner. We had considered switching to a placement model – in which we would own the kiosks but share revenue with the operator of the location -- but instead have decided to use a third party distributor for sales of kiosk products and to focus on sales of PropellStores.

Consumer photo products

Subsurface laser etched crystal and photo gifts, delivered through web and kiosk, but also through third party channels, including independent retail and online resellers and promotional products distributors.

Retail stores

Crystal Magic’s own stores inside of Disney World and Universal Studios theme parks.

Support network

In an effort to ensure success in our kiosk installations our support division has access to  a network of 3,500 independent contractors who can assist in the maintenance and repair of our hardware in the field.

Channels

We deliver our products and services through a diverse set of retail, wholesale and online channels.  We believe having several sales channels will maximize sales potential while minimizing the risk that any underperforming channel will jeopardize the overall business.

We break down our major channels as follows:

Web Stores on Demand (now marketed as PropellStores)

Our newest initiative, PropellStores is designed to allow web or corporate partners to create a web site offering over 200 photo gifts.

Web direct

We operate our own web sites, targeting the advertising specialty and consumer markets, that sell a broad spectrum of photo merchandise.

Kiosk Partnerships and Placements

Our Kiosk Solutions division currently sells kiosks to distributors who sell them both to partners in retail and other brick & mortar settings.  (See Resellers and Strategic OEMs sections below).

Theme parks

Primarily subsurface laser crystal, sold at retail locations within Disney World and Universal Studios theme parks in Florida.

Resellers – big box

This category includes major mass market retailers such as Walgreens or CVS. Historically, Crystal Magic has served this market and selectively may re-enter it.

Resellers – independent

These include small online retailers, independent gift and award stores. Crystal Magic currently provides photo gifts, crystals and kiosks to these customers.

Promotional sales

Crystal Magic’s subsurface crystal products are sold to the promotional products industry, both directly to large corporate clients and through resellers. Historically Crystal Magic has provided such products for a wide range of end customers including Ford Motor Company, UBS, Starwood Hotels, Martin Marietta, NASA, and Major League Baseball, NFL and the NBA. We plan to expand our photo merchandise and kiosk offerings into this category.

Government sales

Through specialty resellers, we historically have sold subsurface products to a wide range of government and military customers including the Pentagon, Army, Air Force, NASA and the White House.

Strategic OEMs

In special channels, we partner strategically to bring a customized offering to market.  An example is our partnership with AmerisourceBergen, in which our kiosk division provides custom offerings for this pharmaceutical company and its Good Neighbor Pharmacy and Family Pharmacy member stores.

Key relationships

We and Crystal Magic currently maintain strategic or distribution relationships with several companies, including the Walt Disney Co., Universal Studios and AmerisourceBergen.

Walt Disney Co.

Through its Crystal Magic operations, Crystal Magic has been doing business in Disney theme parks since 1999, with multiple operations now at Disney World.

Crystal Magic has two  staffed facilities within the Disney parks, including Epcot Center and Magic Kingdom.  Including the nine years since Crystal Magic was founded, Steven Rhodes, Crystal Magic’s founder, has been a supplier to Disney for more than 20 years.

Crystal Magic, Inc. also has a Concession Agreement with Walt Disney World Co. that grants Crystal Magic a license to generate guest portraits and sculpture reproductions using Disney 3-D characters, logos and/or names inside optically transparent material at Epcot and Magic Kingdom located at Walt Disney World Resort. This agreement, which expired on October 30, 2008, had been extended until January 24, 2009, and negotiations for a new agreement are currently in progress.  Crystal Magic had an agreement with Disneyland resorts that expired on November 30, 2008 which we elected not to renew due to economic conditions.

Universal

Since 2001, Crystal Magic has maintained its own facilities as the only supplier of subsurface laser etched photo crystals at the Universal Orlando Resort’s theme parks.

Crystal Magic has staffed locations at Islands of Adventure and Universal Studios Florida parks.

As with Disney, including the seven years since Crystal Magic first began business with Universal, Propell cofounder Steven  Rhodes has been a supplier to Universal for more than 18 years.

Crystal Magic, Inc. has an agreement with Universal City Development Partners, L.P. pursuant to which Crystal Magic may operate multiple carts/kiosks in Universal Studios Florida and Universal Studios Islands of Adventure. This agreement expires on January 2, 2010, unless renewed.

AmerisourceBergen

Our Arrow Media Solutions division is the exclusive provider of digital kiosks to AmerisourceBergen, a pharmaceutical distributor to the drug store channel in the U.S. This division has a Marketing Representative Agreement with AmerisourceBergen Corporation that appoints Arrow Media Solutions as the exclusive marketing representative for the sale of kiosks to transfer digital images to customers of AmerisourceBergen Corporation. The agreement expires in July 2009, with a one- year renewal option.

AmerisourceBergen has 11,000 pharmacy customers consisting of 3,000 stores in two independent networks that it manages under the brands Good Neighbor Pharmacy and Family Pharmacy. There are an additional 8,000 independent stores in the AmerisourceBergen customer base.

Laser Design International LLC

Through our Crystal Magic subsidiary, we are one of fewer than 10 U.S. companies that hold a worldwide license from Laser Design International LLC to the subsurface laser etching technology used in our photo crystal product line. The agreement is perpetual, until such time as the LDI patent expires.

Crystal Magic’s operating results with these key relationships will fluctuate in large part due to the seasonality of consumer photographic activity and the seasonality of the theme parks in which we sell our products.

Competition

We and our subsidiaries have competition in various aspects of our business, including subsurface laser etched crystal, wholesale and retail photo gifts, photo kiosks and online photo prints and merchandise.

Subsurface etching

The subsurface laser etched crystal portion of the business represented by the Crystal Magic division competes in a fragmented market. Since most of Crystal Magic’s competitors are privately held and there is no published industry data that we are aware of for this category, we cannot determine the overall market size, or our relative position in the market or those of Crystal Magic’s competitors, with the exception of Seaena Inc., a public company that had total revenues in 2007 of $3.3 million with a total loss in 2007 of $3.4 million. Our competitors here include Seaena Inc., GW Crystal, Jaffa Giftware, and Laser Crystal Works.

Crystal Magic distinguishes itself from the competition in several ways. In its subsurface laser crystal business, it is one of fewer than 10 companies with a worldwide license from Laser Design International LLC (“LDI”). To our knowledge, the patented technology controlled by LDI is required to compete in this segment, since it is the only way to legally create products using subsurface etching in transparent materials. Crystal Magic’s license is perpetual, so long as the patent remains in force. To our knowledge, there is no other way to create such products without violating the patent. Since we believe a license under this patent is required, Crystal Magic having this license provides a competitive advantage against other companies that might seek to enter the business.

Crystal Magic has a longstanding relationship with Disney and Universal Studios permitting it to distribute its products at both companies’ theme parks. We believe this permits a larger operation than Crystal Magic’s competitors, one that run 365 days a year and serves multiple channels of distribution, including the theme parks, promotional products industry, through resellers, and online.

Photo gifting

We believe the photo merchandise business is fragmented among a number of suppliers. In the wholesale channel, we believe the only major supplier is the PhotoThis division of traditional photo processor District Photo, along with a number of smaller players such as EZ Prints and Imagine Your Photos. Since these companies are privately held, we cannot determine the overall market size, or our relative position in the market.

Eastman Kodak Co. has its own photo gift operation whose largest customer, we believe, is its own web site at www.kodakgallery.com as well as the CVS drug chain.  Fujicolor Labs, which primarily serves Wal-Mart and the Longs Drug chain, has a limited in-house photo gift facility but, we believe, largely outsources its production work to third parties.  Many large chains, including Walgreens, rely on the District Photo service.

On the online side, many of the leading players, including Shutterfly, rely on both internal resources and outsource suppliers. Shutterfly, for instance, has a significant infrastructure to handle gifting and other photo merchandise internally (along with its extensive in-house photo printing capacity) but relies on others for seasonal capacity. Both Zazzle and Cafepress maintain internal capacity but do not to our knowledge provide third-party services to retailers.

We historically have served as an outsource supplier to major retailers, and believe we have the infrastructure, software and systems to handle significant volume across a broad spectrum of photo gifts.  In fact, as a supplier to PhotoTLC, formerly a leader in providing wholesale gifts to mass market retailers, our Crystal Magic division supplied a significant percentage of PhotoTLC’s production for over 19,000 retail locations.

Crystal Magic’s order system, unlike those of its competitors, also permits us to serve as an aggregator for major retailers. In the aggregator model, both our products and designated third-party products can be run through the same system. This permits, for instance, a retailer to send a single image to Crystal Magic that it can use to manufacture an in-house product, and then it can also forward that image to a specialty manufacturer of the retailer’s choice if that item is not made by us. Crystal Magic’s system tracks the third-party order as well as its own, and handles all billing and communication with the retailer. We believe that this system meets a complex but very real need for retailers during peak demand periods (particularly the December holidays), since consumers frequently submit a single photo for a single order that includes multiple types of product that require separate factories.

While we have in the past used these systems to serve large, mass-market retailers, we do not currently do so but believe these capabilities are equally useful in serving smaller niche markets where the same principles apply.

Kiosks

There are a number of competitors in the kiosk industry with a variety of different business models.  Major competitors approach the market from a variety of angles including brand, software and aftermarket service. The largest competitors in the kiosk space focus on so-called big-box retailers with store counts in excess of 1,000.

These companies, including Kodak and Fuji, use kiosks as a way to extend their brand franchises. We believe they are less focused on kiosk hardware design and service than on using kiosks to drive customer awareness and sales of supplies. Their kiosk operating systems are designed in a closed loop manner, which makes them more difficult to service and scale. Due to their size, these companies have been successful at deploying large numbers of kiosks in stores such as Wal-Mart, Target, CVS and Rite Aid. Together, management estimates that these companies have an estimated 80,000 units in the field.

Our Arrow Media Solutions division competes with these large players on the basis of what we believe is superior service, product design, a willingness to cobrand, and hardware and software reliability.  Our kiosks also offer a second display screen for advertising, unlike competitors, and are built modularly, permitting quick and simplified field service by swapping components.

Other competitors who are smaller than Kodak and Fuji, such as Lucidium and Pixel Magic, have been successful in gaining some share of the big box retail market as well as the non-traditional market. Lucidium is a primarily a software development company that offers a kiosk product that is less expensive than competing units.

Other competitors include Witech, Pixology, and to a limited extent Sony and Mitsubishi, who are suppliers to us but also provide third-party kiosk solutions to some of their own customers.

We began as a service organization that installs and supports kiosks and other hardware for Fortune 500 (and smaller) companies nationwide. Although we no longer derive revenue from the provision of such services to third parties, through our service division, we have a network of over 3,500 technicians who are independent contractors that can respond seven days a week to ensure our kiosks are operating properly with as little interruption of service as possible. This service offering includes remote monitoring of kiosks, in-house help desk, and a modular hardware design that permits rapid service in the field.

To reduce fixed costs, we have chosen a third-party distributor to assume most of our responsibilities in selling and supporting our current kiosks.  We have begun exploring introduction of lower-cost kiosks and other alternatives to our existing kiosk business model.

Online

Competition in online photo and merchandise space takes several forms. Photo sharing web sites are designed for consumers and are optimized for sharing and printing photos, and creating photo merchandise from those images.   Competitors include Kodak Gallery, Shutterfly, Snapfish, Photobucket, Webshots, and to some extent Myspace, Facebook and other social networking sites, as well as the web sites of photo retailers such as Walgreens, Wal-Mart and CVS.

Image merchandise sites allow artists, consumers and small businesses to create their own custom Web Stores featuring selected images.  Competitors include Zazzle, Cafepress and Threadless.

After analyzing existing online players in the photo merchandise category, we believe we identified a significant underserved opportunity to partner with key business partners to provide a “Web Stores on Demand” service that most closely competes with the image merchandise companies such as Zazzle and Cafepress, but has what we believe are advantages in product quality, pricing, ease of setup and turnaround times.  In particular, Zazzle and Cafepress focus on the artist and small-group market, where we believe a large, underserved market exists in partnering with a broader range of customers including corporate, special interest and medium large organizations.

Intellectual property

We and our subsidiaries have created or licensed a variety of proprietary software, hardware and operational systems that we believe distinguishes us and our subsidiaries from competitors. Neither we nor our subsidiaries have any patents on any of this software, hardware or operational systems.

In Crystal Magic’s subsurface laser crystal business, Crystal Magic is one of fewer than 10 companies with a worldwide license necessary to manufacture and distribute products based on this patented technology. The license is perpetual, so long as the patent remains in force, and is required to produce products using subsurface etching in transparent materials. To our knowledge, there is no other way to create such products without violating the patent.

As stated previously, in our Crystal Magic division we have developed proprietary software and systems that integrate into each of our customers’ data processing systems. In Crystal Magic’s theme park operations, Crystal Magic has developed in-house software that lets it capture photos from specialty cameras, and put the photos into a format so they can be reviewed and selected by the consumer, and then converts them into a format that can be used for manufacturing.

Crystal Magic has also developed in-house a system that lets it track customer orders, batch them for manufacturing, and identify where they are in each stage of manufacturing and shipment. Crystal Magic has also developed various specialized reporting systems so that it can manage our revenues and expenses.

In Crystal Magic’s production lab, it has developed software to convert a two-dimensional photo into “two and a half D” – our name for software techniques that alters a photograph to create a perception of depth in the final image when it is engraved inside glass.

Crystal Magic has developed a web-based “portal” in which wholesale customers can place orders directly into Crystal Magic’s manufacturing queue. Crystal Magic also has developed a system that monitors orders that are ready to be shipped, and appropriately batches them with other orders in process, in an effort to save costs for both our customer and us. Crystal Magic has developed its own Electronic Data Interchange (EDI) software that translates order data into a format that can be understood by its customers’ systems.

In our kiosk business, we have developed an integrated system including remote monitoring of kiosks in the field, help desk and a technician-dispatch system. Additionally, we contract for custom kiosk software development depending on the OEM or retail partner’s needs.

Our Web Stores on Demand web services were created using our own technology, as well as proprietary enhancements to open source software tools.

Insurance

We have insurance for general commercial liability with the Zurich Group in an amount of $2 million. We have worker’s compensation insurance with The Hartford in an amount equal to 100% of our payroll for the current year. We have products and completed operations insurance in the aggregate amount of $2 million.

Operations

The company has offices in Orlando, Fla., Brea (Orange County), Calif.; and the San Francisco Bay Area.

Activities in the Orlando office include finance, management of the theme park locations, as well as subsurface laser and gift manufacturing.

Kiosk, design, staging and assembly are done in Brea.

The San Francisco area office is primarily focused on PropellStores, including software development, sales, strategic partnerships and business development.

Laser and gift materials are sourced from overseas.   Kiosks are assembled, primarily in Brea, using components from several outsource vendors including those providing kiosk hardware, computer units, printers and software.  Currently, our distribution partner is collocated with us in Brea, and is performing most sales, support and warranty fulfillment.

In addition, Crystal Magic maintains the following company-staffed retail locations in Florida:

•     Disney World (Florida)

o    A location at Epcot (Disney World Florida) consisting of a 600-sq-ft retail and production facility at the Imagination Institute:

o     A retail location at Space Mountain in the Magic Kingdom

•     Universal Orlando Resort (Florida)

o    A Retail location at Islands of Adventure theme park, in the Trading Company

o    A Retail location at Universal Studios Orlando theme park, located in Jimmy Neutron store

Item 1A.  Risk factors

You should carefully consider the following risk factors and other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations.  If any of the following risk factors occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

RISKS RELATED TO OUR COMPANY

An investment in our securities is highly speculative and involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below, which are only a few of the risks associated with investing in our common stock. You should be in a position to risk the loss of your entire investment.

We may not be able to retain existing customers or acquire new customers.

Our future revenues and profitability and the revenue and profitability of our subsidiary, Crystal Magic, Inc. and the value of our investment in Crystal Magic, Inc. depend in large part on our ability and the ability of Crystal Magic, Inc. to retain our current relationships with our customers, including the Walt Disney Co., AmerisourceBergen and several e-commerce websites. Our relationships with these customers depend on our satisfactorily performing our contracted services. If we do not successfully retain our current customers, or market successfully against competitors, our business, financial condition and operating results could be harmed.

Dependence on a limited number of clients.

A significant portion of our digital photo business and Crystal Magic’s theme park businesses depend on a limited number of partners. Specifically, our kiosk business depends largely on our relationship with AmerisourceBergen, and our subsidiary, Crystal Magic’s, theme park business depends largely on its contracts with the Walt Disney Co. and Universal Studios. Because we are not including financial statements that consolidate the revenue of all of our subsidiaries, a large portion of our revenue was derived from our business with AmerisourceBergen, which accounted for $1.14 million, or approximately 97% of our consolidated revenues, in 2008. Our kiosk sales team is now focused on our Internet offerings, with kiosk sales efforts being managed by a third party, over which we have little control.  It is anticipated that revenue from the kiosk business will decrease.  While we expect the revenues from our Internet offerings to offset the resulting reduction in kiosk revenues, we can provide no assurance they will do so.  While Crystal Magic expects to renew its agreements with the Walt Disney Co. and while our agreements with the other entities expire within one year from the date hereof, we can provide no assurance that the agreements with any of these entities will be renewed. The non-renewal of any of these relationships could have a material adverse effect on our business and results of operations.

We may not be able to continue as a going concern.

On a pro forma basis, for the twelve months ended December 31, 2008, Propell had $456,263 in gross profit but incurred $1,775,956 in operating expenses and at December 31, 2008 had an accumulated deficit of $1,317,962 with an operating loss of $1,319,694. Our actual audited financial statements, which include our AMS subsidiary from the date of acquisition to December 31, 2008, report a 2008 operating loss of $(1,076,119) and a net loss of $(1,107,257).  We had a working capital deficit of $(1,707,763). The opinion of our independent registered accounting firm on our audited financial statements as of and for the period ended December 31, 2008 for Propell was qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements. In addition, the opinion of our independent registered accounting firm for the years ended December 31, 2007 and 2008 for Crystal Magic was qualified subject to substantial doubt as to Crystal Magic’s ability to continue as a going concern due to its continued losses and lack of liquidity. We are also subject to the risk that our liquidity will be impacted by our obligation to fund expenses of Crystal Magic. For the year ended December 31, 2008 and December 31, 2007, Crystal Magic had revenue of $2,681,656 and $4,129,182, respectively, cost of goods sold of $ 451,497 and $761,425, respectively, operating expenses of $2,909,654 and $3,676,452, respectively, and incurred a loss of $561,657 and $302,850, respectively.

Our future plans and operations are dependent on our raising additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. In fact, we have used money raised in prior financings to pay some of our costs. We have used $1.94 million of the $2.16 million we raised over the last twelve months in the form of convertible notes and a recent rights offering. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements. We believe that we and our Crystal Magic subsidiary can generate additional revenue through e-commerce initiatives; and that Crystal Magic can generate additional revenue at our theme park stores by updating our displays, refreshing product offerings and training additional staff. In addition, we intend to increase our sales of promotional products by broadening our customer base for our promotional products, which will require us to incur additional marketing and advertising expenses. However, we may not be able to implement any of these revenue- generating measures until we raise sufficient capital to support them.

We rely on key vendors, suppliers and foreign sourcing.

Our ability to sustain satisfactory levels of sales is dependent in part upon the ability of our suppliers and vendors to properly perform their function. We have no significant long-term purchase contracts or agreements to ensure continued supply, pricing or access to raw materials and equipment used in our business. While we believe that alternate sources of third-party providers are available, it is possible that our vendors might not be able to continue to meet our requirements for services or supplies, or purchase services or supplies in sufficient quantities or on terms as favorable to us as those currently available. The failure of our suppliers to supply our raw materials on a timely basis or at satisfactory prices could have a material adverse effect on our business, results of operations and financial condition. Also, changing to an alternate vendor or supplier may cause delays, reduced quality or other problems.

We may be adversely affected by actions of competitors.

The market for personalized products, photo kiosks and other digital imaging services is highly competitive and still emerging. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition in personalized products, photo kiosks and other digital imaging services from other direct marketers, online companies, and competitors in other distribution channels, including much larger companies. Many of our competitors offer similar products and services. Our ability to compete effectively depends on our ability to differentiate our services by offering innovative services and products and exemplary customer service. Although we believe we are a leader in developing and marketing innovative personalized photo-related services and other products, competitors can and do provide similar services and products. There can be no assurance we will continue to compete effectively through development of innovative services and products or the provision of exemplary customer service and experience or that we will respond appropriately to industry trends or to activities of competitors.

We have shifted the focus of one of our subsidiaries and cannot guarantee the success of this new business model.

The shift in Arrow Media’s business model from the sale of kiosk to the sale of PropellStores may not be successful.  In an effort to reduce costs, we have changed the focus of Arrow Media’s sales.  During the year ended December 31, 2008, we derived approximately 100% of our revenue form sales of kiosk and related products on a consolidated basis.  There can be no guarantee that this shift will be accepted by our customers.  If not accepted, our financial results will suffer.

We experience fluctuations in quarterly results.

Our quarterly operating results and the value of our investment in Crystal Magic, Inc. will fluctuate for many reasons, including:

•    Seasonality of consumer photographic activity,

•    Seasonality of the theme parks in which Crystal Magic sells products,

•    Changes in attendance or consumer spending at these theme parks,

•    The mix of products we sell,

•    Promotional activities we conduct,

•    Price increases by our suppliers,

•    Our introduction of new products,

•    Our research and development activities,

•    Our competitors’ actions,

•    Fluctuations in the direct-to-consumer market,

•    Changes in usage of digital services and online commerce,

•    Changes in the photofinishing industry,

•    Changes in the promotional products industry,

•    General economic influences and conditions.

As a result of the above conditions, our operating results for any period do not necessarily indicate the results that can be expected for any future period. Our operating results in a future period may be below the expectations of public market analysts and investors which may cause the price of our common stock to decline.

We have no independent audit committee. Our full board of directors functions as our audit committee and is composed of three directors, two of whom are not considered independent. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no separate audit committee. Our full Board of Directors functions as our audit committee and is comprised of three directors, two of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Our board of directors, which consists of three directors, acts as our compensation committee, which presents the risk that compensation and benefits paid to these executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Although all board members have fiduciary obligations in connection with compensation matters, our lack of an independent compensation committee presents the risk that our executive officers on the board may set their personal compensation and benefits at levels that are not commensurate with our financial performance.

Governmental regulation could limit our business opportunities and increase costs.

Our operations, including our transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various states, local, and private consumer protection and other regulatory authorities. In general, these regulations govern privacy, the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time, and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. Congress has enacted legislation to specifically regulate online commerce and communications and has addressed such issues as the transmission of certain materials to children, intellectual property protection, and taxation. We believe that we are in compliance with applicable statutes and regulations, however, should such statutes and regulations be amended or interpreted more stringently, we may be unable to remain in compliance and may incur penalties and fines for noncompliance. Other legislation could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. If such legislation were deemed to apply to our business, it could limit the type of business that we could pursue or increase the costs to ensure compliance.

There is no assurance that our common stock will be cleared to trade on the Over-the-Counter Bulletin Board.

A market maker has filed a Form 211 with the National Association of Securities Dealers (the “NASD”) to have our Common Stock quoted on the OTC Bulletin Board. However, we cannot assure you that our common stock will ever be quoted on the OTC Bulletin Board or any other exchange or electronic medium.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

We expect that our common stock will be quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders.

As of March 31, 2009, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 61.38% of our outstanding common stock, without taking into account shares of common stock issuable upon conversion of any convertible securities. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Under certain circumstances we will be responsible for the payment of certain of Crystal Magic’s debts.

We could be responsible for the payment of Crystal Magic currently outstanding debt owed to US Small Business Loans (the “SBA”) and the Orlando National Bank in the amount of approximately $843,181. We have entered into an agreement with Steve Rhodes whereby we agreed to reimburse Crystal Magic for the interest payments on certain debt of Crystal Magic under loans issued by the Orlando National Bank under the approval of the SBA and the monthly payments owed by Crystal Magic so long as the monthly payments remain at $2193, until certain shares of Mr. Rhodes are released from escrow. We also agreed to assume the payment for these loans in the event of the bankruptcy of Crystal Magic and the demand of the SBA or the Orlando National Bank of payment under Mr. Rhodes’ guarantee. Mr. Rhodes has agreed to place 2,000,000 shares of our stock owned by him in escrow to be used by us in our discretion at any time after one year to pay the amounts owed by Crystal Magic under these loans. The indemnification agreement that we had previously entered into with Mr. Rhodes and his wife with respect to payment of the loans if a demand was made against either of them under the guarantee, has been terminated. However, there can be no assurance that the shares held in escrow will have sufficient value to satisfy such debt. There is also no guarantee that Crystal Magic will generate enough revenue to offset any of the expense we agreed to incur prior to the year that we can access the escrowed shares or even thereafter if the value of the escrowed shares is not sufficient to repay the debt.  For the year ended December 31, 2008 and December 31, 2007, Crystal Magic had revenue of $2,681,656 and $4,129,182, respectively, cost of goods sold of $451,497 and $761,425, respectively, operating expenses of $2,909,654 and $3,676,452, respectively, and incurred a loss of $561,657 and $302,850, respectively

We cannot guarantee that an active trading market will develop for our common stock.

There is no public market for our Common Stock and there can be no assurance that a regular trading market for our Common Stock will ever develop or that, if developed, it will be sustained.  Therefore, purchasers of our Common Stock should have a long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities. We cannot predict the extent to which a trading market will develop or how liquid a market might become.

There may be future dilution of our common stock.

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders.

We have incurred operating losses in the past and may not be able to sustain profitability in the future. Recent accounting changes may make it more difficult for us to sustain profitability.

Each of our subsidiaries and their predecessors have periodically experienced operating losses. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Also, we are a publicly traded company, and are therefore subject to the Sarbanes-Oxley Act of 2002, which requires that our internal controls and procedures comply with Section 404 of the Sarbanes-Oxley Act. We expect compliance to be costly and it could impact our results of operations in future periods. In addition, the Financial Accounting Standards Board now requires us to follow Statement No. 123, “Share Based Payment,” or SFAS No. 123R. Under SFAS No. 123R, companies must calculate and record in their statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services. We expect that we will use stock options to attract, incentivize and retain our employees and will therefore incur the resulting stock-based compensation expense. This will continue to adversely affect our operating results in future periods.

We have a limited operating history as a combined entity, which makes it difficult to evaluate our business and prospects for the future.

We have only a limited operating history as a combined entity on which investors can base an evaluation of our business and future prospects. We face many risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	maintain and increase our number of customers;

•	maintain and enhance our brand;

•	maintain and grow our website and customer operations;

•	continue to enhance and innovate our digital photo kiosk offerings to remain competitive;

•	expand our penetration in the promotional products industry;

•	market and expand Crystal Magic’s theme park offerings;

•	successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology and information processing systems;

•	continue to enhance our service to meet the needs of a changing market;

•	provide superior customer service;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these things, which could cause our business to suffer.

Interruptions to our information technology systems, availability of retail facilities, kiosk manufacturing, personalized--product production processes or customer service operations could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our information technology systems, personalized-product production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. Any interruptions that result in reduced order fulfillment performance or customer service could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer.

For Crystal Magic’s theme park sales, Crystal Magic depends in part on its partners to make available and maintain certain aspects of its retail locations, such as facilities at Disney World and Universal Studios theme parks. Remodeling or other activities at these theme parks may result in Crystal Magic’s inability to sell products for the duration of such activities. In January 2008, Walt Disney World closed one of Crystal Magic’s stores for renovation for a period of 28 days, which adversely affected Crystal Magic’s revenue for the first quarter of 2008. Crystal Magic may not be informed in advance or offered other locations to sell its products during such remodeling. Our business interruption insurance policies do not address all potential causes of business interruptions that we may experience, and any proceeds we may receive from these policies in the event of a business interruption may not fully compensate us for the revenues we may lose.

We may have difficulty managing our growth and expanding our operations successfully.

As a result of our merger in April 2008 and acquisitions in May 2008, we and our subsidiaries have website operations, manufacturing facilities, business offices and retail locations in Orlando, Florida, and northern and southern California. Our growth has placed, and will continue to place, a strain on our and their administrative and operational infrastructure. Our ability to manage our operations and growth will require us and each of our subsidiaries to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

If we or our subsidiaries are unable to manage future expansion, neither we nor they may be able to implement improvements to our or their controls, policies and systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our and their ability to provide high-quality products, service and customer support could be compromised, which would damage our reputation and brand and substantially harm our and their business and results of operations.

Competitive pricing pressures may harm our business and results of operations.

Demand for our products and services and those of our subsidiaries is sensitive to price. Many external factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we or our subsidiaries fail to meet our customers’ price expectations, we or they could lose customers, which would harm our and their business and results of operations.

The loss of key personnel and an inability to attract and retain additional personnel could affect our ability and the ability of our subsidiaries to successfully grow our and their business.

We and our subsidiaries are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, some of whom have formed critical relationships with the companies with whom we and our subsidiaries have contracts. The loss of these key employees, several of whom is “at will” and may terminate his or her employment relationship with us or our subsidiaries at any time, may significantly delay or prevent the achievement of our business objectives and the business objectives of our subsidiaries.

We believe that our future success and the success of our subsidiaries will also depend in part on our and their continued ability to identify, hire, train and motivate qualified personnel. We and they face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. Neither we nor our subsidiaries may be able to attract and retain suitably qualified individuals who are capable of meeting our or our subsidiaries’ growing operational and managerial requirements, or we or our subsidiaries may be required to pay increased compensation in order to do so. Our failure or the failure of our subsidiaries to attract and retain qualified personnel could impair our or our subsidiaries’ ability to implement our or their business plan.

Crystal Magic’s net revenues and results of operations are affected by the level of vacation and other travel by our customers, particularly in our theme park operations, and any declines or disruptions in the travel industry could harm its business.

Because vacation and other travel is one of the primary occasions in which Crystal Magic’s customers visit theme parks as well as utilize their digital cameras, the revenue of Crystal Magic is affected by the level of vacation and other travel by its customers. Accordingly, downturns or weaknesses in the travel industry or the economy in general can harm Crystal Magic’s business. In fact, during the last quarter of its past fiscal year Crystal Magic experienced and expects to continue to experience in the near future  a significant reduction in theme park sales in the upcoming quarter as a result of economic conditions in general. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Events or weakness that could negatively affect the travel industry and related spending include economic conditions, price escalation in the airline industry or other travel-related industries, airline or other travel related strikes, safety concerns, including terrorist activities, inclement weather and airline bankruptcies or liquidations. In addition, high gasoline prices may lead to reduced travel in the United States. Any decrease in vacation or travel could harm Crystal Magic’s net revenues and results of operations.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of an exchange or the OTC-Bulletin Board. The requirements of these rules and regulations will likely continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and effective internal control over financial reporting. Significant resources and management oversight are required to design, document, test, implement and monitor internal control over relevant processes and to, remediate any deficiencies. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts also involve substantial accounting related costs.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of key personnel;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

We may issue preferred stock with greater rights than our common stock.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 10 million shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors at the time of issuance without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our common stock.  In the event of such an issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company.  Any delay or prevention of a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could require substantial premium over the then current market price per share. No preferred stock is currently outstanding and we have no current plans to issue any preferred stock. However, the issuance of any such preferred stock could materially adversely affect the rights of holders of our common stock, and therefore could reduce the value of the common stock and deprive shareholders of the right to sell their shares at a premium over prevailing market prices.

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission.  You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549.

You may call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including Aceto) file electronically with the SEC.  The SEC’s website is www.sec.gov .

Our website is www.info@propell.com .  We make available free of charge through our Internet site, via a link to the SEC’s website at www.sec.gov , our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports and forms.  We make these filings available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report.

Item 1B.  Unresolved Staff Comments

 None.

Item 2.  Properties

Crystal Magic currently leases an office in Orlando, Florida, of approximately 6,000 square feet at $0.91 per square foot per month. We believe that if Crystal Magic lost its lease at these premises, it could promptly relocate within 30 days on similar terms. Crystal Magic’s retail facilities occupy approximately 700 square feet at Disney World in Orlando 100 square feet at Universal Studios in Orlando. Crystal Magic pays for these spaces via revenue share agreements with each of the theme parks that are subject to periodic renewal.

We also currently lease offices in Northern and Southern California.  Our Southern California office is in Brea and consists of approximately 3,000 square feet at $0.98 per square foot per month.  We believe that if we lost our lease at these premises, we could promptly relocate within 60 days on similar terms.  Our Northern California office is in San Anselmo and consists of approximately 1,050 square feet at $2.15 per square foot per month.  We believe if we lost our lease at these premises, we could promptly relocate within 30 days on similar terms.

Item 3.  Legal Proceedings.

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4. Submission of Matters to a Vote of Security Holders.

 No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently does not currently trade on any exchange, however, we have started the OTC-BB listing process and expect to start trading in the second or third quarter of 2009.  We currently have approximately 68 holders of record of our common stock.

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In March 2008, we issued $22,780 in convertible promissory notes to 43 note holders. These promissory notes converted by their terms into 2,278,000 shares of our common stock upon the merger acquisitions of Mountain Capital, LLC and Auleron 2005, LLC with wholly owned subsidiaries of the Registrant. The offering and sale of the promissory notes and the shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In May 2008, we issued $1,730,000 in 3% non-recourse convertible promissory notes to 18 note holders. These promissory notes automatically converted  into shares of the Registrant’s  common stock at a rate of one share of common stock for each $.50 of principal, at the close of our a PIPE (private investment in public equity) financing in March 2009, or at a 25% discount to the PIPE price, whichever is less. The offering and sale of the promissory notes qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, promissory notes bearing a legend stating that such notes are restricted. This restriction ensured that these promissory notes will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On April 10, 2008, we issued 5,400,000 shares of our common stock to five individuals in exchange for securities upon the mergers of Crystal Magic, Inc., Mountain Capital, LLC and Auleron 20005, LLC with us. This offering and sale of shares of the Registrant’s common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance by the Registrant did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors,  we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On May 6, 2008, we issued 2,230,952 shares of our common stock to five individuals in exchange for securities upon the mergers of Mountain Capital, LLC and Auleron 2005, LLC with us. This offering and sale of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend. stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us . Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In March 2009, we issued to 32 individuals 1,253,063 shares of our common stock and warrants exercisable into 1,879,595 shares of common stock at a price of $.27 per share.    The offering and sale of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Securities Authorized For Issuance under Equity Compensation Plans

PROPELL CORPORATION 2008 STOCK OPTION PLAN

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 5,000,000 shares of the Company’s Common Stock has been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows the Company to grant options to employees, officers and directors of the Company and its subsidiaries; provided that only employees of the Company and its subsidiaries may receive incentive stock options under the Plan. The Company has granted a total of 1,175,000 options as of March 31, 2009.  Set forth below is detail with respect to issuances under the Plan

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	1,175,000	$ 0.49	3,825,000
Total

Item 6. Selected Financial Data

 This item is omitted as not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our consolidated financial condition and results of operations for the fiscal year ended December 31, 2008 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Annual Report on Form 10-K.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2008 and our pro forma results of operations as of December 31, 2008, which have been prepared in accordance with accounting principles generally accepted in the United States. For accounting purposes, our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet and is accounted for under the cost method of accounting. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that during the year ended December 31, 2008, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  Mr. Rhodes recently entered into an agreement with us which, among other things, terminated the option.  In addition, while we have recently added one independent director  to our Board of Directors, a majority of the members of our Board of Directors are still not independent. The revenue derived from the operations of Mountain Capital, LLC is reflected in our revenue and expenses in our income statement and our investment in Auleron 2005, LLC is accounted for as an asset purchase. The operations of Auleron 2005, LLC have been temporarily discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

Propell Corporation is a Delaware corporation and was originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”) merged with an acquisition subsidiary of ours formed solely for the purpose of the merger. Crystal Magic was the surviving corporation, thus becoming our wholly owned subsidiary. As part of this transaction, we issued an aggregate of 5,400,000 shares to the former shareholders of CMI, thus giving the CMI shareholders 100% of our outstanding stock. Due to the significant influence that Steven Rhodes could have exerted with respect to Crystal Magic, CMI has been classified as an investment on Propell’s balance sheet and has been accounted for under the cost method. Subsequent to this event, on May 6, 2008, we acquired each of Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary of ours. A total of 2,094,864 shares of the Company’s common stock were issued to the members of Mountain Capital, LLC and a total of 136,088 shares of the Company’s common stock were issued to the members of AUL. We accounted for the acquisition of AMS using the Purchase Method provided for in SFAS 141 – “Business Combinations” and allocated the purchase price to the assets and liabilities that were acquired, based on their fair values. We accounted for our investment in AUL as an asset purchase. The mergers were completed in order to form a consolidated enterprise with subsidiaries that each have experience in complementary parts of the imaging and personalized products industries, and to expand their capabilities both online and at retail.

Our reportable businesses are more fully individually described below under “Operating Model and Reporting Structure.”

Our plan of operations

Our current operations involve sales and operations from two of our subsidiaries, CMI and AMS, as well as Propell. For accounting purposes, our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet and is accounted for under the cost method of accounting. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that during the year ended December 31, 2008, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  Mr. Rhodes recently entered into an agreement with us which, among other things, terminated the option.  In addition, while we have recently added one independent director to our Board of Directors, a majority of the members of our Board of Directors are still not independent. Crystal Magic engaged in the initial merger with Propell for the purpose of consolidating revenue, expenses and resources. The revenue derived from the operations of Mountain Capital, LLC is reflected in our revenue and expenses in our income statement and our investment in Auleron 2005, LLC is classified as an asset purchase. The operations of Auleron 2005, LLC have been temporarily discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements.

CMI’s core business began nearly a decade ago by using proprietary laser technology to create three-dimensional laser images engraved inside solid crystal blocks (such as paperweights) based on photographs of consumers, which then are visibly engraved inside the crystal, and are sold as gifts in company-owned stores within Disney and Universal theme parks, and later expanded to a wide range of image-based merchandise, such as mugs, T-shirts and other merchandise upon which personal photos, logos or other artwork are printed, offered through mass market retail. The company’s founder has long-standing relationships with Disney, Universal Studios and other entertainment locations. Today, our CMI division’s products are sold at Disney World and Universal theme parks, as well as on a wholesale basis to retailers, to small and large corporate clients, and through the proprietary online system that allows partners to create “Web Stores on Demand” (also marketed as PropellStores). This system provides a special web site at which a customer-whether a business, group, or individual-can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of our revenue to the customer.

Propell believes the PropellStores product opens up substantial new opportunities and channels by providing e-commerce web sites with the opportunity to easily integrate a personalized merchandise online store into their own site with little effort or cost. CMI and other strategic outsource partners will perform the fulfillment, manufacturing, shipping and billing of these product(s).  The PropellStores product is a key part of our strategy for 2008 and beyond. CMI also has a long track record delivering personalized image-based products to the $19.4 billion promotional, incentive and award products industry, delivering quantities anywhere from one unit to over 500,000 in a single order. CMI has served these markets since 2001, and sees opportunity to leverage the PropellStores product’s capabilities to expand its efforts in the promotional products category.

AMS provides digital photo kiosk solutions for retail. In its traditional business, AMS has focused on partners in “nontraditional” channels – retailers who previously had limited presence in the photo category. For example, through our relationship with AmerisourceBergen, we enable independent drug stores and small chains to offer photo services comparable with those provided by mass-market chains such as Walgreens or CVS.  Arrow Media Solution’s growth rate accelerated during the last two years following its relationship with AmerisourceBergen.

Traditionally, AMS has sold its kiosks directly to the retail channel at a suggested retail of approximately $13,500 each, while also gaining revenue from the sale of supplies and other products. Under this model, profits from the sale of retail kiosk units are retained by the retail owner. Currently, to reduce costs and to permit the AMS sales team to assist in sales and marketing of our Internet initiatives, we have contracted out sales and support of our kiosk operation to a third party, who purchases inventory from us and in turn resells it to kiosk customers.  By doing so, we have reduced our obligations and costs related to supporting kiosks in the field in exchange while permitting us to utilize limited personnel resources to market our Internet services.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. We have used $1.94 million of the $2.16 million we raised over the last nine months in the form of convertible notes and a rights offering. The approximate $220,000 that remains is not sufficient capital to last the next 12 months. It is our intent to raise significant additional capital through the sale of securities.

OPERATING MODEL AND REPORTING STRUCTURE

PROPELL CORPORATION

For the purposes of this MD&A, we shall report on Propell for the year ended 2008 which include AMS from the merger date, May 6, 2008 through December 31, 2008 and Propell from inception beginning January 29, 2008 but do not include the revenue or expenses of CMI or AUL. We shall also provide pro forma financial statements for Propell for the twelve months ended December 31, 2008, which shall include AMS for the full fiscal year 2008 and Propell from inception beginning January 29, 2008  but do not include the revenue or expenses of CMI or AUL as well as the audited financial statements for AMS for the twelve months ended December 31, 2007.  Management believes that the pro forma financials are relevant, material, and necessary for prospective investors to properly evaluate an investment in Propell.   For accounting purposes, during the year ended 2008 our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet and is accounted for under the cost method of accounting. Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that during the year ended December 31, 2008, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Mr. Rhodes recently entered into an agreement with us which, among other things, terminated the option.  In addition, while we have recently added one independent director to our Board of Directors, a majority of the members of our Board of Directors are still not independent. We accounted for our investment in Auleron 2005, LLC as an asset purchase. The operations of Auleron 2005, LLC have been temporarily discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2008.

Revenue Recognition

The Company recognizes revenues when products are shipped or services are delivered to customers, pricing is fixed or determinable, and collection is reasonably assured. Net revenues include product sales net of returns and allowances.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are based on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows.  We re-evaluate estimates on an ongoing basis; therefore, actual results may vary from those estimates.

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings. We adopted SFAS No. 157, Fair Value Measurements , for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have an impact on our financial statements.

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157 , we deferred application of SFAS No. 157 until January 1, 2009, the beginning of our next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. We place our cash with high quality financial institutions and at times may exceed the FDIC insurance limit. We extend credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, as required.

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recently Issued Accounting Standards” section of Note 1, “Summary of Significant Accounting Policies,” in the Notes to Financial Statements.

Consolidated Results of Operations for the Year Ended December 31, 2008 (Audited)

Propell incorporated on January 29, 2008.  On May 6, 2008, we acquired Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”).  Therefore our result of operations includes selected income statement data for our wholly owned subsidiary AMS.

	YEAR ENDED
	12/31/2008	% of Sales
Total sales	$1,169,452
Less: Cost of goods sold	828,726	71%
Gross profit	340,725	29%
Selling, general and administrative exp.	1,416,844	121%
Loss from operations before interest, other income (expense), and income taxes	$(1,076,119)	-92%

For the 12 months ended December 31, 2008, substantially all of our revenue was derived from the operations of AMS.  From our inception (May 2008 until December 31, 2008) we had total revenues of $1,169,452, including $1,168,777 from our AMS subsidiary. Cost of goods sold for such period totaled $827,726 including $825,901 from our AMS operation.  Operating expenses totaled $1,416,844 of which $692,761 related to our AMS operation, $635,525 relating to salaries, filing fees and professional fees associated with going public, and $33,018 relating to the creation of PropellStores .

For the fourth quarter ended December 31, 2008, our AMS operation increased quarter over quarter revenue by $108,709 or 40% attributable to increased sales as a result of its relationship with AmerisourceBergen (“NYSE:ABC”) and kiosk units that were unable to be delivered during the third quarter.  The quarter over quarter gross margin decreased by $38,794 attributable to a write down in inventory of $52,000 and discounts associated with a sales promotion offered to ABC customers. Gross margin percentages decreased by 6% from 32.5% to 26.5% attributable to the ABC sales promotion that provided as much as a 7% discount off of the normal pricing.

Quarter over quarter SG&A increased by $4,597 or 2%, which included an increase in sales & marketing costs of $10,037, an increase in payroll expenses of $27,478 or 22% offset by reductions in professional fees of $25,309 or 96% (expenses that are now our responsibility as the parent company) and rent of $11,807 or 56% as a result of closing our Lake Placid office.

Propell Pro forma

The twelve months ended December 31, 2008

	12/31/2008	% of Sales
Arrow Media Services	$1,466,822	100%
Propell	$674	0%
Total sales	$1,467,496	100%
Less: Cost of goods sold	$1,011,250	69%
Gross profit	$455,245	31%
Selling, general and administrative exp.	$1,774,514	121%
Loss from operations before interest, other income (expense), and income taxes	$(1,319,269)	-90%

Substantially all revenue for the twelve month period ended December 31, 2008 was attributed to operations of AMS.

On a pro forma basis, we incurred $1,774,514 in SG&A during the period ended December 31, 2008 with $757,220 attributable to Propell and $1,017,294 attributable to AMS

Pro Forma Consolidated Results of Operations of Propell Corporation for the Twelve Months Ended December 31, 2008 as compared to the Results of Operations of AMS for the Twelve Months Ended December 31, 2007

For the twelve months ended December 31, 2008, revenue of AMS on a pro forma basis increased 4.5% from $1,403, 305 for the year ended December 31, 2007 as compared to revenue of $1,466,821 for the year ended December 31, 2008.  This slight increase in sales was attributed to increased sales of consumable products related to maturing kiosks.  Cost of goods sold for such comparative period increased 7.77%   from  $937,603  to  $1,010,441.  Gross margin as a percentage of sales decreased slightly for AMS for the year ended December 31, 2008 to 31.11% as compared to 33.19% for the year ended December 31, 2007 primarily due to a write down of inventory of $52,000.  Operating expenses increased 26.10% from $806,736 for the year ended December 31, 2007 to  $1,017,294 for the year ended December 31, 2008 as a result of  increases of $11,655 in credit card fees, $7,593 in franchise fees, $34,519 in sales & marketing expenses, $18,389 in health insurance costs, and $191,659 in payroll expenses offset by decreases in costs of $10,919 in rent, $40,467 in professional fees. Net loss was $559,182 for the year ended December 31, 2008 (an increase of 61%) as compared to $347,253 for the year ended December 31, 2007 primarily as a result of the increase in operating expenses.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities and revenue derived form the sale of our kiosks and related products.  We have recently shifted our focus away from the sale of kiosks to the sale of what we believe to be a more economic product, our PropellStores. In addition, in order to have the staff needed to successfully engage in our Internet business we recently began using a third party to sell our kiosk products and to service our kiosk customers.  Both of these changes have resulted in decreased revenue from our kiosk business.  Although we anticipate that our Internet business will eventually replace our kiosk business it is difficult for us to assess what the impact of this shift will be on our overall revenue.

Twelve Months Ended December 31, 2008 - Cash Flow Activity

Propell’s primary sources and uses of cash for the twelve months ended December 31, 2008, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs and an influx of $1,752,780 in cash from nonrecourse convertible promissory notes a portion of which converted into 2,278,000 common shares of the Company’s stock. Net cash used in operating activities from continuing operations was $680,833 for the twelve months ended December 31, 2008. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•     A decrease in accounts receivables driven by strong collection policies.

•     A decrease in inventory related to the increased sales of our kiosk units.

•     An increase in accounts payable related to professional fees associated with going public.

•     An increase in deferred revenue relating to extended service contracts for Kiosk units sold by AMS.

•     An increase in prepaid expenses resulting from a marketing services contract we entered into.

•     An increase in accrued expenses resulting from a marketing services contract we entered into and an increase in accrued interest associated with the convertible promissory notes.

Net cash used in investing activities for the twelve months ended December 31, 2008, was $35,051 attributable to the capital expenditures of $8,000 for the acquisition of the Propell.com domain, $26,405 in the PropellStores web development, and $646 of equipment.

Net cash provided by financing activities was $819,776 which included $1,752,780 from the issuance of convertible promissory notes that convert into common stock, and was offset by intercompany loans provided to CMI in the amount of $938,664 to fund its operations. The loans are not evidenced by a note, are not secured by collateral and do not bear interest. The loans were used by Crystal Magic for working capital purposes and to commence the PropellStores operations. Management believes that Crystal may eventually be able to repay these loans; however, due to our lack of control over Crystal during 2008, the loans have been recorded as distributions to affiliate and are reflected as a reduction to our stockholders’ equity. Currently, we are not obligated to fund any expenses of Crystal Magic other than the loans as described below under “Contractual Obligations

Subsequent to the end of the year we raised an additional $428,933 through the sale of securities in our PIPE transaction.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. We have used $1.94 million of the $2.16 million we raised over the last nine months in the form of convertible notes and a rights offering. The approximate $220,000 that remains is not sufficient capital to last the next 12 months. It is our intent to raise significant additional capital from the sale of our securities .

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

During the year ended Deecmber 31, 2008 we had outstanding  nonrecourse convertible notes in the principal amount of $1,730,000 that bore interest at the rate of 3% per annum and converted to common stock upon the consummation of our  PIPE financing in March 2009.

We are also subject to the risk that our liquidity will be impacted by our obligation to fund certain expenses in connection with the certain loans owed by Crystal Magic. For the year ended December 31, 2008 and December 31, 2007, Crystal Magic had revenue of $2,681,656 and $4,129,182, respectively, cost of goods sold of $451,497 and $761,425, respectively, operating expenses of $2,909,654 and $3,676,452, respectively, and incurred a loss of $561,657 and $302,850, respectively. We recently entered into an agreement with Mr. Rhodes whereby we agreed to reimburse Crystal Magic for the interest payments on certain debt of Crystal Magic under loans issued by the Orlando National Bank under the approval of the US Small Business Administration (the “SBA”) and the monthly payments owed by Crystal Magic so long as the monthly payments remain at $2193 until certain shares of Mr. Rhodes are released from escrow. We also agreed to assume the payment for these loans in the event of the bankruptcy of Crystal Magic and the demand of the SBA or the Orlando National Bank of payment under Mr. Rhodes’ guarantee. Mr. Rhodes has agreed to place 2,000,000 shares of our stock owned by him in escrow to be used by us in our discretion at any time after one year to pay the amounts owed by Crystal Magic under these loans. The indemnification agreement that we had previously entered into with Mr. Rhodes and his wife with respect to payment of the loans if a demand was made against either of them under the guarantee has been terminated. Crystal Magic is obligated to make lease payments over the next five years in the amounts of $48,954, $50,423, $51,935, $53,494 & $55,098 respectively. Crystal Magic is obligated to make SBA principal & interest payments for the next five years in the amount of $216,713, $192,269, $111,254, $98,126, $38,284 respectively and thereafter, $471,588, although the Orlando National Bank is currently permitting several of these loans to be serviced on an interest-only basis.

The following chart represents the long term debt & lease obligations for Propell & AMS.

	Month Ended
		Dec-09	Dec-10
Long-term debt (1)	$1,730,000	$1,730,000	$-
Operating lease obligations	$48,152	$42,104	$6,048
Total	$1,778,152	$1,772,104	$6,048

1) Represents maturities of Propell long-term debt obligations as shown in its Financial Statements. See Notes 2 and 9 to the Financial Statements.

Crystal Magic, Inc. (CMI)

Overview

CMI was formed as a Florida Corporation on April 10, 1998. Headquartered in Orlando, Florida, CMI provides a family of personalized image-based products and services including 3-D images engraved inside solid crystal, surfaced-etched glass blocks (such as paperweights) based on photographs of consumers, which then are visible engraved inside the crystal, and a wide selection of other imaged-based gifting and promotional products, such as mugs, T-shirts and other merchandise upon which personal photos, logos or other artwork are printed. CMI’s products and services are sold through multiple sales channels including eight company owned retail stores, distributors, other retailers, resellers and a number of e-commerce websites.

CMI categorizes its sales in four unique groups: theme park sales, promotional product sales, reseller sales and Internet/e-commerce sales. CMI generates revenues and profits from the sale of its products, technology and solutions to consumers, businesses and creative professionals.

CMI is currently focused on its go-to-market initiative of reducing manufacturing costs and building a more diverse revenue model, with each revenue stream sharing a common goal: to enable the capture and delivery of images and image related products to consumers and businesses, while concurrently investing in people and technology.

Auleron 2005, LLC (d/b/a Auleron Technologies) (AUL)

Overview

Auleron 2005, LLC (“AUL”) was formed as a New York LLC on March 17, 2005.  Originally headquartered in Lake Placid, AUL was originally a service provider to third parties, helping retail, financial and technology organizations install new hardware and software in various locations. In the merger into a subsidiary of Propell, the AUL infrastructure has been maintained to serve the internal needs of AMS, making available an on-call network of over 3,500 technicians (non-employee consultants) to service our clients, giving us the ability to compete with large providers of photo kiosks.  Management believes that the ability to manage this network is a highly effective tool in reassuring large customers that we can provide sufficient field support.

In the last quarter of 2007, management decided to temporarily shut down operations of AUL. Consequently as of March 31, 2008, all operations have ceased. Since AUL and AMS had the same ownership structure prior to the mergers, we did not separately negotiate the purchase price of each company. However, based upon the net asset value of each company (AMS was approximately 94% of the net asset value acquired and AUL approximately 6% of the net asset value acquired) the purchase price was allocated such that the former owners of AUL and AMS received 6% and 94% of the aggregate shares issued in connection with the two mergers.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

Management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the company are as follows:

Name	Age	Position

Edward L. Bernstein	57	Chief Executive Officer and President

Steven M. Rhodes	49	Chairman, Chief Financial Officer and Secretary

Paul Scapatici	32	Executive Vice President, General Manager, Kiosk Division

John C. Wolf	59	Executive Vice President, General Manager, Web Stores

Lane Folliott	44	Vice President, Sales, Kiosk Division

James Wallace	32	Vice President, Operations, Kiosk Division

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

EDWARD L. BERNSTEIN.  Mr. Bernstein has been our Chief Executive Officer and President since we were organized in January 2008.  Mr. Bernstein has a 25-year track record in founding, financing and growing consumer technology and entertainment companies. He has raised over $75 million in private capital working with a variety of venture capital and strategic investors. During 2007 and until February 2008, Mr. Bernstein was a consultant to Creekside LLC, a consulting firm to early stage technology companies. From 2002 through 2006, Mr. Bernstein served as President and CEO of PhotoTLC, Inc., providing online and in-store digital photo services and gifts for the largest retailers in the United States.   Prior to his work with PhotoTLC, beginning in 1999, Mr. Bernstein served as the Chief Executive Officer of Photopoint.com, one of the pioneering digital photo sharing sites.  Mr. Bernstein also serves on the Board of Directors of Silverstar Holdings Ltd., a publicly traded publisher and developer of interactive entertainment software, and on the Board of Directors of Adex Media, Inc., a publicly traded online marketing company. Mr. Bernstein received his Bachelor of Arts from the University of Hartford and is a graduate of Stanford University’s Executive Program.

STEVEN M. RHODES.  Mr. Rhodes has been our Chairman and Chief Financial Officer since we were organized in January 2008. Mr. Rhodes founded Crystal Magic, Inc. in 1999, conceiving of the original concept and product line and forging long-term relationships with suppliers and distribution partners, most notably Walt Disney Co. and Universal Studios, as well as a variety of wholesale and retail partners. Mr. Rhodes holds a degree in business administration from Walsh College and is a member of the American Institute of CPAs.

PAUL SCAPATICI.  Mr. Scapatici has been our Executive Vice President and General Manager of our Kiosk Division since our merger with Mountain Capital, LLC in May 2008. Prior to the merger, Mr. Scapatici served in a similar role at Mountain Capital since its formation in April 2005. He cofounded  our Arrow Media Solutions division in 2005 and was an original founder of the Auleron Technologies division in 2003. Prior to forming Auleron Technologies, Mr. Scapatici held a senior executive role beginning in 1999 with Network Power Systems, a company which worked exclusively with National Cash Register. Mr. Scapatici earned his Bachelors of Science in Marketing, Management from Siena College.

JOHN C. WOLF. Mr. Wolf has been our Executive Vice President since we merged with Crystal Magic, Inc. in May 2008, after serving in a similar role at Crystal Magic prior to the merger. Mr. Wolf joined our Crystal Magic division as an executive vice president and part owner in 2001. Prior thereto, Mr. Wolf worked at Alltel Information Services, Inc. (now Fidelity Financial Systems), where he developed the mortgage industry’s first value added electronic network, the InterChange.

LANE FOLLIOTT. Mr. Folliott has been our Vice President of Sales, Kiosk Division since our merger with Mountain Capital, LLC in May 2008.  Prior to the merger, Mr Folliott served in a similar role at Mountain Capital since its founding in April 2005. Mr. Folliott has over 20 years of experience in the photo imaging industry. Prior to his role at Mountain Capital, he was a part owner since 1985 of  Direct Foto, a regional photo fulfillment and distribution company. He spearheaded Direct Foto opening its own photo lab, which would successfully compete with Kodak, Fuji and Konica Labs. Under Mr. Folliott’s guidance, Direct Foto grew from a few locations to one of the largest independent wholesale photo finishing labs in the United States.

JAMES WALLACE Mr. Wallace has been our Vice President of Operations, Kiosk Division since our merger with Mountain Capital, LLC in May 2008, after serving in a similar role at Mountain Capital since its founding in April 2005.  Mr. Wallace joined our Auleron Technologies division in August 2004. As Director of Operations, he directed the project management team responsible for the deployment of more than 5,000 devices, worth in excess of $5 million. Prior thereto, beginning in March 2003, Mr. Wallace was Project Control Officer at CGI. At CGI, Mr. Wallace helped develop the processes and procedures by which the Imagistics IT department was run. Mr. Wallace is a graduate of the University of North Carolina at Chapel Hill with a Bachelor of Science in Computer Science.

Employees

At December 31, 2008 we had 35 full-time employees, 30 of which are employed by Crystal Magic.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Our directors, Edward L. Bernstein and Steven M. Rhodes, are not independent because of their positions as executive officers of our company. We have recently added an independent director, Mark Kalow,  to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. No member of our board of directors is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Upon evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have established and maintain a Code of Ethics which is applicable to all employees, officers, and directors. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

The Code of Ethics is annexed hereto and is published on our website www.propell.com  We intend to disclose any future amendments to the provisions of our Code of Ethics or waivers of any provisions granted to executive officers and directors.

Item 11. Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2008 and 2007 before we completed the merger of Crystal Magic, Inc., Mountain Capital, LLC and Auleron 2005, LLC in April and May 2008.

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and	Fiscal		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	Salary($)	($)	($)	($) (1)	($)	($)	($)	($)
Edward L. Bernstein, CEO (3)	2007	0	0	0	0	0	0	0	0
	2008	104,763					6,461	44,186 (4)	155,410
Steven M. Rhodes, CFO	2007	107,000	0	0	0	0	0	0	107,000
	2008	136,738					6,461		143,199
John Wolf, EVP	2007	156,000	0	0	0	0	0	0	156,000
	2008	158,800					0		158,800
Paul Scapatici, EVP	2007	80,000	$6,500	0	0	0	0	0	86,500
	2008	106,751					2,734		109,485
Lane Folliott, VP	2007	74,100	0	0	0	0	0	13,125(2)	87,225
	2008	108,463					2,734		111,197
James Wallace, VP	2007	80,000	$6,500	0	0	0	0	0	86,500
	2008	106,751					2,734		109,485

(1)

No amounts were recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123R, as the value of the options granted was immaterial to our financial statements taken as a whole.

(2)

Represents sales commissions.

(3)

Was not an officer at that time.

(4)

Represents payments made prior to merger dates as a subcontractor, $22,467 paid my CM & $21,719 paid by AMS

DIRECTOR COMPENSATION

We currently do not pay our directors compensation for their service as directors.  We do intend to pay our independent directors compensation in the form of options.

Employment Agreements

We entered into three year employment agreements on April 10, 2008 with Edward L. Bernstein, Steven M. Rhodes and John C. Wolf which were amended effective December 21, 2008. The amended agreement with Mr. Bernstein provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $160,000 level as originally agreed to or one months lump sum plus an additional 266,667 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Bernstein terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a grant of 500,000 stock options to purchase 500,000 shares at $.50 per share with vesting over three years.

The amended agreement with Mr. Rhodes provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $160,000 level as originally agreed to or one months lump sum plus an additional 266,667 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Rhodes terminates for Good Reason, all as defined in the employment agreement.  Mr. Rhodes has agreed to defer payment of his salary until we consummate a new financing in the amount of $600,000. The agreement also provides for a grant of 100,000 stock options to purchase 100,000 shares at $.50 per share with vesting over three years.

The amended agreement with Mr. Wolf provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $160,000 level as originally agreed to or one months lump sum plus an additional 266,667 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Wolf terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a grant of 100,000 stock options to purchase 100,000 shares at $.50 per share with vesting over three years.

We entered into three year employment agreements on May 6, 2008 which were amended effective December 21, 2008 with Paul Scapatici, James Wallace and Lane Folliott.

The amended agreement with Mr. Scapatici provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $125,000 level as originally agreed to or one months lump sum plus an additional 208,333 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Scapatici terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a grant of 125,000 stock options to purchase 125,000 shares at $.50 per share with vesting over three years.

The amended agreement with Mr. Wallace provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $125,000 level as originally agreed to or one months lump sum plus an additional 208,333 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Scapatici terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a grant of 125,000 stock options to purchase 125,000 shares at $.50 per share with vesting over three years.

The amended agreement with Mr. Folliott provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $125,000 level as originally agreed to or one months lump sum plus an additional 208,333 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Scapatici terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a grant of 125,000 stock options to purchase 125,000 shares at $.50 per share with vesting over three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates how many shares of our common stock were beneficially owned as of March 31, 2009, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.  We based our calculation of the percentage owned on 20,207,593 shares outstanding on March 30, 2009. The address of each of the directors and executive officers listed below is c/o Propell Corporation, 336 Bon Air Center, No. 352, Greenbrae, CA 94904.

Name	Number of Shares Beneficially Owned	Percent of Class
Edward L. Bernstein	1,010,611 (1)	4.93%
Steven M. Rhodes	3,956,150 (2)	19.40%
Paul Scapatici	395,049 (3)	1.95%
John C. Wolf	1,403,109 (4)	6.93%
Lane Folliott	306,714 (5)	1.51%
James Wallace	306,714 (6)	1.51%
Joseph W. and Patricia G. Abrams Family Trust	1,347,236 (7)	6.61%
James Graham	2,251,092 (8)	10.84%
Mara Gateway Associates LP	3,245,954 (9)	15.71%
All officers and directors as a group (6 persons)	7,378,346	35.41%

(1)

Mr. Bernstein received 650,000 shares upon conversion of a convertible promissory note. Mr. Bernstein signed a lock-up agreement that prohibits him from offering, selling, contracting to sell, pledging or otherwise disposing of these shares until April 9, 2009. Mr. Bernstein also received 77,578 shares as a result of his investment of $20,946 in our most recent rights offering and an additional 116,367 warrants exercisable within 60 days. Mr. Bernstein will have 166,667 options exercisable within 60 days.

(2)

Mr. Rhodes received 3,730,224 shares in exchange for shares he owned in Crystal Magic, Inc. in the merger of Crystal Magic, Inc. with us. Mr. Rhodes signed a lock-up agreement that prohibits him from offering, selling, contracting to sell, pledging or otherwise disposing of these shares until April 9, 2009. Mr. Rhodes also received 37,037 as a result of his investment of $10,000 in our most recent rights offering and an additional 55,556 warrants exercisable within 60 days. Mr. Rhodes will have 33,333 options exercisable within 60 days. Mr. Rhodes also placed 2,000,000 shares in escrow to be used by us for amounts owed by CMI for the SBA related debt. Mr. Rhodes received warrants for 100,000 shares exercisable within 60 days.

(3)

Mr. Scapatici received these shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Scapatici signed a lock-up agreement that prohibits him from offering, selling, contracting to sell, pledging or otherwise disposing of these shares until May 6, 2009. Mr. Scapatici will have 41,667 options exercisable within 60 days.

(4)

Mr. Wolf received these shares in exchange for shares he owned in Crystal Magic, Inc. in the merger of Crystal Magic, Inc. with us. Mr. Wolf signed a lock-up agreement that prohibits him from offering, selling, contracting to sell, pledging or otherwise disposing of these shares until April 9, 2009. Mr. Wolf will have 33,333 options exercisable within 60 days.

(5)

Mr. Folliott received these shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Folliott signed a lock-up agreement that prohibits him from offering, selling, contracting to sell, pledging or otherwise disposing of these shares until May 6, 2009. Mr. Folliott will have 41,667 options exercisable within 60 days.

(6)

Mr. Wallace received these shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Wallace signed a lock-up agreement that prohibits him from offering, selling, contracting to sell, pledging or otherwise disposing of these shares until May 6, 2009. Mr. Wallace will have 41,667 options exercisable within 60 days.

(7)

537,625 shares were received upon conversion of our first convertible promissory note, plus an additional 500,000 shares were received upon the conversion of our second promissory note and 123,844 shares as a result of an investment in our most recent rights offering and an additional 185,767 warrants exercisable within 60 days.

(8)

Mr. Graham received 1,325,166 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Graham signed a lock-up agreement that prohibits him from offering, selling, contracting to sell, pledging or otherwise disposing of these shares until May 6, 2009. Mr. Graham also received 370,370 shares as a result of his $100,000 investment in our most recent rights offering and an additional 555,556 warrants exercisable within 60 days.

(9)

Mara Gateway Associates received 2,500,000 shares upon conversion of a convertible note and 298,382 shares as a result of an investment in our most recent rights offering and an additional 447,573 warrants exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None of our directors and executive officers nor any person who beneficially owns, directly or indirectly, shares equaling more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since our incorporation or any proposed transaction except that our wholly owned subsidiary Crystal Magic, Inc. borrowed $204,000 during the first quarter of 2008 from Lanai Investments, LLC of which Steven M. Rhodes and the Steven M. Rhodes Irrevocable Trust are members and $75,000 during the first quarter of 2008 from Loco Lobo Investments, LLC, of which John Wolf is the manager.  Both of these loans bear interest at 6% and are due simultaneously with the closing of any additional financing that exceeds $1,500,000 that occurs after we have begun trading as a publicly trading company on the OTC bulletin board.  Subsequently, Lanai Investments. LLC forgave the debt owed to it.  We have guaranteed payment of the notes (the guarantee of Mr. Rhodes note is no longer effective since Mr. Rhodes forgave the debt and the note has been cancelled); however the guarantee is effective only if (i) the Option Agreement is terminated (ii) the financial statements of Crystal Magic, Inc. are consolidated with our financial statements in accordance with GAAP and SEC rules and (iii) our board is comprised of five directors a majority of which are deemed independent under Item 407 of Regulation S-K. if and when we receive $2 million in equity financing. With respect to the loan from Lanai Investments, LLC, $204,000 remained outstanding as of December 31, 2008, however the entire amount has since been forgiven by Lanai.. With respect to the loan from Loco Lobo Investments, LLC, $75,000 remains outstanding, no principal has been repaid to date, and $2,964 in interest has been paid as of December 31, 2008. Mr. Rhodes is our Chairman and Chief Financial Officer. He founded Crystal Magic, Inc. in 1999. Mr. Wolf is an Executive Vice President with us and was a part owner of Crystal Magic, Inc.

As of December 31, 2008 and 2007, Arrow Media Solutions had shared payroll, and shared office and rent expenses with Auleron Technologies in the amount of $0 and $168,952, respectively. Arrow Media Solutions also contracted services from Auleron Technologies in the amount of $0 in 2008 and $34,895 in 2007.

Item 14.   Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered for the fiscal years 2008 and 2007:

Service	Fiscal 2008	Fiscal 2007
Audit Fees	$27,500	$25,000
Audit-related Fees
Tax Fees
All Other Fees	38,265	2,077
Total	$65,765	$27,077

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

a)

Propell Corporation Consolidated Financial Statements as of December 31, 2008

b)

Mountain Capital LLC as of December 31,2007

c)

Mountain Capital LLC for the period ended May 5, 2008

(a)

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.

Description

2.1

Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (1)

2.2

Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation (1)

3.1

Certificate of Incorporation (1)

3.2

Certificate of Amendment to Certificate of Incorporation (1)

3.3

By-Laws (1)

4.1

2008 Stock Option Plan (1)

4.2

Form of 3% Convertible Promissory Note (1)

10.1

Patent License Agreement between Crystal Magic, Inc. and Laser Design International, LLC dated May 6, 2007 (1)

10.2

Revocable License Agreement between Crystal Magic, Inc. and Disneyland Resort dated November 18, 2002 (1)

10.3

First Amendment to Revocable License Agreement between Crystal Magic, Inc, and Disneyland Resort dated November 10, 2005 (1)

10.4

Concession Agreement between Crystal Magic, Inc. and Walt Disney World Co. dated December 7, 1999 (1)

10.5

Amended and Restated Concession Agreement between Crystal Magic, Inc. and Walt Disney World Co., and Walt Disney World Hospitality and Recreation Corporation dated March 26, 2002 (1)

10.6

Amendment No. 2 to Amended and Restated Concession Agreement between Crystal Magic, Inc., Walt Disney World Co. and Walt Disney World Hospitality and Recreation corporation dated March 31, 2006 (1)

10.7

Letter Agreement between Crystal Magic, Inc. and Universal City Development Partners, L.P. dated August 17, 2000 (1)

10.8

Amendment Number One to License Agreement between Crystal Magic, Inc. and Universal City Development dated January 1, 2001 (1)

10.9

Marketing Representative Agreement between Mountain Capital, LLC and AmerisourceBergen Corporation dated July 7, 2006 (portions of this agreement have been omitted pursuant to a confidentiality request with the United States Securities and Exchange Commission. The omitted portions have been filed with the Commission) (1)

10.10

Consulting Agreement between Mountain Capital, LLC and Shutterfly, Inc. dated November 1, 2007 (1)

10.11

Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (1)

10.12

Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (1)

10.13

Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (1)

10.14

Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (1)

10.15

Operating Agreement between Crystal Magic, Inc. and Cashman Enterprises, Inc dated September 7, 2001. (1)

10.17

Subsurface etching and Servicing Agreement between Crystal Magic, Inc. and Laser Crystal Works, L.P. dated April 26, 2003 (1)

10.18

Retail Product License Agreement between Crystal Magic, Inc. and NBA Properties, Inc. dated October 23, 2007 (1)

10.19

Note Modification Agreement between Crystal Magic, Inc. and Liberty National Bank dated May 12, 2004. (1)

10.20

Employment agreement between the Registrant and John Wolf (1)

10.21

Employment agreement between the Registrant and Jim Wallace (1)

10.22

Employment agreement between the Registrant and Paul Scapatici (1)

10.23

Employment agreement between the Registrant and Lane Folliott (1)

10.24

Employment agreement between the Registrant and Edward L. Bernstein (1)

10.25

Employment agreement between the Registrant and Steven M. Rhodes (1)

10.26

Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (1)

10.27

Form of Lock-up Agreement (1)

10.28

Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (1)

10.29

Second Amendment to Revocable License Agreement between Crystal Magic, Inc, and Disneyland Resort dated October 30, 2008 (1)

10.30

Amendment No. 3 to Amended and Restated Concession Agreement between Crystal Magic, Inc., Walt Disney World Co. and Walt Disney World Hospitality and Recreation Corporation dated October 29, 2008 (1)

10.31

Amendment to Employment Agreement between the Registrant and John Wolf (2)

10.32

Amendment to Employment Agreement between the Registrant and Jim Wallace (2)

10.33

Amendment to Employment Agreement between the Registrant and Paul Scapatici (2)

10.34

Amendment to Employment Agreement between the Registrant and Lane Folliott (2)

10.35

Amendment to Employment Agreement between the Registrant and Edward J. Bernstein (2)

10.36

Amendment to Employment Agreement between the Registrant and Steven M. Rhodes (2)

10.37

Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (2)

10.38

Amendment to Promissory Note between Registrant and Lanai Investments, LLC  (2)

10.39

Amendment to Promissory Note between dated Registrant and Loco Lobo, LLC  (2)

14.1

Code of Ethics (2)

21.1

List of Subsidiaries of the Registrant (1)

23.1

Consent of Maddox Ungar Silberstein, PLLC (2)

31.1

Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2

Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1

Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2

Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)

Previously Filed in the Company’s Form S-1, as amended

(2)

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL CORPORATION

By: /s/ Edward Bernstein

Edward Bernstein

President and Chief Executive Officer

(Principal Executive Officer)

Date: April 14, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2009	By: /s/ Edward Bernstein
Edward Bernstein President and Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2009	By: /s/ Steven Rhodes
Steven Rhodes Chief Financial Officer (Principal Financial Officer)

Date: April 14, 2009	By:
Mark Kalow Director

PROPELL CORPORATION

DECEMBER 31, 2008

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Propell Corporation

Orlando, Florida

We have audited the accompanying consolidated balance sheet of Propell Corporation, a Delaware Corporation, as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Propell Corporation, as of December 31, 2008 and the results of its consolidated operations and cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Propell Corporation will continue as a going concern.  As discussed in Note 15 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 15. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan

February 28, 2009

PROPELL CORPORATION

CONSOLIDATED BALANCE SHEET

AT DECEMBER 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$136,659
Accounts receivable, net	18,751
Prepaid expenses	4,202
Inventory	179,230
Deferred charges	5,233
Deposits-current	1,499
Total Current Assets	345,574

Property and Equipment, Net	33,555

Other Assets
Investments in unconsolidated entities	0
Website URL, net	7,200
Website asset, net	26,405
Deposits-long term	62,314
Total Other Assets	95,919

TOTAL ASSETS	$475,048

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$177,150
Accrued expenses and taxes	114,016
Customer deposits	322
Deferred revenue	29,832
Due to related party	2,017
Convertible notes payable	1,730,000
Total Current Liabilities	2,053,337

TOTAL LIABILITIES	2,053,337

STOCKHOLDERS’ DEFICIT
Common stock	9,909
Paid in capital	457,723
Distributions to affiliate	(938,664)
Accumulated deficit	(1,107,257)
TOTAL STOCKHOLDERS’ DEFICIT	(1,578,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$475,048

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 2008

Gross Revenues	$1,169,451

Cost of Goods Sold	828,726

Gross Profit	340,725

Operating Expenses	1,416,844

Operating Loss	(1,076,119)

Other Expense	(31,138)

Net Loss before Provision for Income Taxes	(1,107,257)

Provision for Income Taxes	0

Net Loss	$(1,107,257)

Weighted Average Number of Shares Outstanding	6,872,985

Net Loss per Share	$(0.16)

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OF DECEMBER 31, 2008

	Common Stock		Additional Paid	Distributions	Accumulated
	Shares	Amount	in Capital	to Affiliate	Deficit	Total

Balance, January 29, 2008 (Inception)	0	$0	$0	$0	$0	$0

Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)	-	-	0

Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)	-	-	0

Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709	-	-	383,804

Conversion of convertible notes to common stock	2,278,000	2,278	20,502	-	-	22,780

Reclassification of intercompany payable	-	-	61,048	-	-	61,048

Distributions to affiliate	-	-	-	(938,664)	-	(938,664)

Net loss for the period ended December 31, 2008	-	-	-	-	(1,107,257)	(1,107,257)

Balance, December 31, 2008	9,908,952	$9,909	$457,723	$(938,664)	$(1,107,257)	$(1,578,289)

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED DECEMBER 31, 2008

Cash Flows from Operating Activities:
Net loss for the period	$(1,107,257)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	4,357
Inventory reserve	52,000
Changes in Assets and Liabilities
Decrease in accounts receivable	90,165
Decrease in prepaid expenses	3,788
Decrease in inventory	52,289
(Increase) in deferred charges	(5,233)
Decrease in deposits	6,657
Increase in accounts payable	94,774
Increase in accrued expenses and taxes	112,272
Increase in customer deposits	322
Increase in deferred revenue	13,016
Increase in due to related party	2,017
Net Cash Used in Operating Activities	(680,833)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(646)
Acquisition of website URL	(8,000)
Development of website asset	(26,405)
Net Cash Used in Investing Activities	(35,051)

Cash Flows from Financing Activities:
Distributions to affiliate – Crystal Magic	(938,664)
Proceeds from issuance of convertible notes	1,752,780
Increase in intercompany payable to Auleron 2005 LLC	5,660
Net Cash Provided by Financing Activities	819,776

Net Increase in Cash and Cash Equivalents	103,892

Cash and Cash Equivalents – Beginning	32,767

Cash and Cash Equivalents – Ending	$136,659

Supplemental Cash Flow Information:
Cash paid for interest	$0
Cash paid for income taxes	$0

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Propell Corporation (the “Company”) is a fully integrated provider of personalized products and services, delivered through multiple channels, including online stores, its own proprietary photo kiosks, photo imaging locations, and independent and company-owned retail stores.

Propell Corporation is a Delaware corporation that was formed on January 29, 2008. Propell acquired 100% of the outstanding common stock of Crystal Magic, Inc. on April 10, 2008.  Propell acquired 100% of the membership interests, and voting control, of Mountain Capital, LLC d/b/a Arrow Media Solutions and Auleron 2005, LLC on May 5, 2008.

Crystal Magic, Inc. (“Crystal”) was formed as a Florida corporation on April 10, 1998, is headquartered in Orlando, Florida and its primary business is to provide subsurface etched photo crystal and personalized subsurface etched promotional products.  Crystal Magic owns and operates retail kiosks and displays in theme parks (Disneyworld (3), Disneyland (3), and Universal Orlando (2)).  Crystal Magic utilizes the distribution channels of more than 20,000 distributors that are members of the Advertising Specialty Institute and/or the Promotional Products Association International organizations for its custom awards and gift products.  Former Crystal Magic, Inc. shareholders have voting control of Propell Corporation at December 31, 2008.

Mountain Capital, LLC d/b/a Arrow Media Solutions is a New York State Limited Liability Company which assembles and distributes free standing kiosks which produce pictures and related products and services using various input media such as camera digital memory cards, CD’s etc.  Mountain Capital’s management, administrative, and service personnel are currently headquartered in Orlando, Florida with its assembly, warehouse and marketing operations in Brea, California.

Auleron 2005, LLC is a New York State Limited Liability Company which performs a variety of technology services for customers throughout North America using independent subcontractors who are coordinated and directed through its Project Management Organization in its sole office in Orlando, Florida.

Propell does not have voting control of Crystal Magic, Inc.  Auleron 2005 LLC’s operations have been temporarily discontinued.  See Note 6 – “Investments in Affiliated Entities” – for additional information as to how the investments in these two companies are accounted for in the attached financials statements.

Cash and Cash Equivalents

Propell considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2008 the Company had $136,659 of unrestricted cash to be used for future business operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash deposits and trade receivables.  In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2008, the Company did not have any deposits in excess of FDIC limits.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.  Depreciation and amortization on property and equipment are determined using the straight-line method over the estimated useful lives of the assets.

Inventory

Inventory consists of kiosks and components and is stated at the lower of cost or market using the FIFO (first in, first out) method.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Compensated Absences

Employees of the Company are entitled to paid vacation depending upon length of service and other factors.  The amount of compensation for future vacations cannot be reasonably estimated. The Company’s policy is to recognize compensated vacations when actually paid to employees. Accordingly, no liability has been recorded in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

Propell does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicated that the book value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenues when products are shipped or services are delivered to customers, pricing is fixed or determinable, and collection is reasonably assured. Net revenues include product sales net of returns and allowances.

Principles of Consolidation

The consolidated financial statements include the accounts of Propell Corporation and Mountain Capital, LLC after elimination of intercompany accounts and transactions.

Investments in Affiliates and Unconsolidated entities

Propell uses the cost method to account for our investments in companies that are not controlled and for which there is no ability to exercise significant influence over operating and financial policies.  In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting.  If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying cost is charged to earnings.

See Notes 6 and 14.

NOTE 2 – LEASES

On March 1, 2007 Mountain Capital, LLC entered into a lease agreement to rent office and warehouse space in Brea, California.  The term is three years without any renewal options.  Mountain Capital’s lease in Lake Placid, New York ended on August 31, 2008. The total lease expense for period ending December 31, 2008 was $54,774. The remaining commitment requires annual lease payments of $36,112 and $6,048 and expires on February 28, 2010.

On May 5, 2008 Propel Corporation entered into a lease agreement to rent office space in San Anselmo, California.  The term is through April 30, 2009 without any renewal options.  The lease expense for the period ending December 31, 2008 was $13,862.  The remaining commitment requires lease payments of $5,992.

Minimum annual rents for all leases for the remaining lease terms are as follows:

Period Through	Amount
December 31, 2009	$ 42,104
2010	6,048
Total	$ 48,152

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008:

Property and equipment	$ 52,176
Less: accumulated depreciation and amortization	18,621
Property and equipment, net	$ ;33,555

Depreciation expense was $4,357 for the period ended December 31, 2008.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2008:

Prepaid rent	$ 1,498
Prepaid insurance	2,704
$ 4,202

NOTE 5 – DISTRIBUTIONS TO AFFILIATE

Propell made short-term advances to its wholly owned subsidiary, Crystal Magic, Inc., to be used as working capital, primarily to develop and expand its Web Stores on Demand program, in the amount of $938,664. The advances are due upon demand and bear no interest. Management of Propell believes that Crystal may eventually be able to repay these advances to Propell; however, due to Propell’s lack of control over Crystal Magic, the advances have been recorded as distributions to affiliate and are reflected as a reduction of stockholders’ equity.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

In April 2008, Propell acquired 100% of the outstanding common shares of Crystal Magic, Inc. in exchange for Propell common shares.   For reasons primarily related to a change in control clause in contracts that Crystal Magic, Inc. has with its major source of revenue, the former majority shareholder of Crystal was issued a preferred stock option, which effectively prevents Propell from having control of Crystal while this option is in place. Presently, this investment is being accounted for using the cost method since Propell does not have the ability to control Crystal Magic nor the ability to exercise significant influence over its operating and financial policies. Due to Crystal Magic, Inc.’s history of operating losses and its negative working capital position, it was determined that its fair value as of the date of acquisition and as of December 31, 2008, is $-0-.

In May 2008, Propell acquired 100% of the ownership interests of Auleron 2005, LLC. This investment is accounted for as an asset purchase.  The operations of Auleron 2005, LLC have been temporarily discontinued.  The fair value of the net assets of Auleron 2005, LLC as of the date of acquisition have been determined to be immaterial to the financial statements and at December 31, 2008 were determine to have $-0- value.

See Notes 1 and 14.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 7 – ACCRUED EXPENSES AND TAXES

Accrued expenses and taxes consisted of the following at December 31, 2008:

Payroll	$ 20,736
Interest	32,870
Taxes	410
Marketing	60,000
$ 114,016

NOTE 8 – OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the period ended December 31, 2008:

Interest income	$ 16
Miscellaneous other income	1,716
Interest (expense)	(32,870)
Total other expense	$ (31,138)

NOTE 9 – NOTES PAYABLE

Notes payable as of December 31, 2008 consisted of:

December 31, 2008
	Current	Long Term
Convertible Notes Payable – These notes are converted to common stock upon acquisition of PIPE financing. The notes accrue 3% interest annually.	$ 1,730,000	$ 0

Future principal payments under note payable obligations as of December 31, 2008 and for each of the remaining years and in the aggregate are as follows:

Period Ending	Principal Amount
December 31, 2009	$ 1,730,000

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In March 2008, the Company issued $22,780 of convertible notes payable.  These notes converted to stock upon the successful merger of Crystal Magic, Inc., Mountain Capital, LLC and Auleron 2005, LLC with the Company.  These mergers took place on April 10, 2008 and May 5, 2008, respectively and 2,278,000 shares of common stock were issued in exchange for the convertible notes.

On May 12, 2008, the Company issued an additional $1,730,000 of convertible notes payable.  These notes convert to common stock if, and when, PIPE financing is received.  The notes are accruing interest at 3% annually.  Upon conversion, these notes would be equivalent to a minimum of 3,460,000 shares of common stock per the formula contained in the note agreement, which is the lesser of $.50 per share or at a twenty-five percent discount of the price per the PIPE financing. See Note 9.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 11 – INCOME TAXES

For the period ended December 31, 2008, Propell has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,107,000 at December 31, 2008, and will expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$ 376,380
Valuation allowance	(376,380)
Net deferred tax asset	$ -0-

NOTE 12 – STOCKHOLDERS’ EQUITY

Propell Corporation has 9,908,952 shares of common stock, $.001 par value, issued and outstanding as of December 31, 2008.

In April 2008, Propell announced the successful merger of Crystal Magic, Inc. based in Orlando, Florida in exchange for 5,400,000 restricted shares of common stock valued at $5,400. In May 2008, we announced the successful acquisition of Mountain Capital, LLC and Auleron 2005, LLC based in New York in exchange for 2,094,864 and 136,088 restricted shares of common stock, respectively valued at $2,231.  The investment in Crystal Magic is being accounted for using the cost method for accounting purposes.  See Note 6.

In May 2008, convertible notes payable totaling $22,780 were converted into 2,278,000 shares of common stock, per the terms of the convertible notes. See Notes 9 and 10.

Propell made short-term advances to its wholly owned subsidiary, Crystal Magic, Inc., to be used as working capital, primarily to develop and expand its Web Stores on Demand program, in the amount of $938,664. The advances are due upon demand and bear no interest. Management of Propell believes that Crystal may eventually be able to repay these advances to Propell; however, due to Propell's lack of control over Crystal Magic, the advances have been recorded as distributions to affiliate and are reflected as a reduction of stockholders' equity.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

In May 2008, convertible notes payable totaling $22,780 were converted into 2,278,000 shares of common stock, per the terms of the convertible notes. See Notes 10 and 12.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Steven Rhodes, Chief Financial Officer of Propell Corporation, was granted an option to purchase 10,000 shares of Class A Preferred Stock of Crystal Magic, Inc. which, if issued, will vote on all matters with the holders of Crystal Magic common stock on a one thousand vote per share basis.  Although it is a condition to the exercise of the option that Steven Rhodes execute an Administrative Agreement that restricts his ability to engage in certain actions, the option, together with the current board composition of Propell, allow Steven Rhodes to continue to be in a position to exert substantial control over Crystal. The interests of this concentration of ownership may not always coincide with the interests of Propell.  Therefore, until such time as Steven Rhodes does not have such control, we will classify our interest in Crystal as an investment accounted for under the cost method.

The Administrative Agreement that is required to be signed if Mr. Rhodes exercises the Class A Preferred Stock option contains terms that include the following:

a) The board of Propell shall approve all operating budgets of Crystal and Crystal shall not incur any additional expenses that have not been set forth in the approved budget without the prior approval of the board;

b) Crystal is to remit all operating revenue in excess of the amounts of its SBA loan payment obligations to Propell, and require Propell to make appropriate arrangements for the payment of expenses incurred by Crystal in the operation of its business.

Propell does not believe that this Agreement would subject it to a material future financial commitment.

NOTE 15 – GOING CONCERN

The Company has negative working capital, has incurred operating losses since inception, and its operating activities to date have required financing from outside institutions and related parties. The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company will continue to need outside financing to support its internal growth.

Management continues to seek funding to pursue its business plans.

MOUNTAIN CAPITAL, LLC

d/b/a ARROW MEDIA SOLUTIONS

MAY 5, 2008

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mountain Capital, LLC

Orlando, Florida

We have audited the accompanying balance sheet of Mountain Capital, LLC, a New York company, as of May 5, 2008 and the related statements of operations and members’ equity and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Capital, LLC, as of May 5, 2008 and the results of its operations and cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan

March 29, 2009

MOUNTAIN CAPITAL, LLC

d/b/a ARROW MEDIA SOLUTIONS

BALANCE SHEET

AS OF MAY 5, 2008

May 5, 2008
ASSETS

Current Assets
Cash and cash equivalents	$ 32,767
Accounts receivable - trade	108,916
Inventories	283,520
Prepaid expenses and taxes	3,813
Deposits – current	55,350
Total Current Assets	484,366

Property and Equipment, Net	36,465

Other Assets
Security deposit	15,120

TOTAL ASSETS	$ 535,951

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable:
Trade	$ 82,377
Related party	55,387
Accrued expenses and taxes	1,743
Total Liabilities	139,507

Deferred Revenue	12,640

MEMBERS’ EQUITY	383,804

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$ 535,951

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CAPITAL, LLC

d/b/a ARROW MEDIA SOLUTIONS

STATEMENT OF OPERATIONS AND MEMBERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2008 - MAY 5, 2008

May 5, 2008

GROSS REVENUES	$ 298,044

COSTS OF GOODS SOLD	183,523

GROSS PROFIT	114,521

OPERATING EXPENSES	324,886

OPERATING LOSS	(210,366)

OTHER INCOME	0

NET LOSS	(210,366)

MEMBERS’ EQUITY – BEGINNING OF PERIOD	614,170

MEMBER DRAW	(20,000)

MEMBERS’ EQUITY – END OF PERIOD	$ 383,804

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CAPITAL, LLC

d/b/a ARROW MEDIA SOLUTIONS

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2008 - MAY 5, 2008

May 5, 2008
Cash Flows from Operating Activities:
Net loss for the period	$ (210,366)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,117
Changes in Assets and Liabilities
Decrease in accounts receivable	163,971
(Increase) in prepaid expenses	(1,740)
(Increase) in inventories	(45,858)
(Increase) in deposits	(55,350)
Increase in accounts payable:
Trade	6,095
Related party	46,500
Increase in deferred revenue	12,640
(Decrease) in accrued expenses and taxes	(14,213)
Net Cash Used in Operating Activities	(97,204)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,745)
Net Cash Used in Investing Activities	(1,745)

Cash Flows from Financing Activities:
Notes payable - repayment	0
Member draw	(20,000)
Net Cash Used in Financing Activities	(20,000)

Net Decrease in Cash and Cash Equivalents	(118,949)

Cash and Cash Equivalents – Beginning	151,716

Cash and Cash Equivalents – Ending	$ 32,767

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CAPITAL, LLC

d/b/a Arrow Media Solutions

Notes to Financial Statements

May 5, 2008

1.

Organization and Description of Business

Mountain Capital, LLC d/b/a Arrow Media Solutions (“the Company”) is a New York State Limited Liability Company which assembles and distributes free standing kiosks which produce pictures and related products and services using various input media such as camera digital memory cards, CD’s etc.  The Company’s, management, administrative, and service personnel are currently headquartered in Lake Placid, New York with its assembly, warehouse and marketing operations in Brea, California.

2.

Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables.  In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less.

Inventory

Inventory consists of kiosks and components and is stated at the lower of cost or market using the FIFO (first in, first out) method.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.  Depreciation and amortization on property and equipment are determined using the straight-line method for book purposes and accelerated methods for income tax purposes over the ten year estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicated that the book value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.  In the fourth quarter of 2006 the Company analyzed its expected cash flows related to its installed software license, and determined that the cash flows would not be sufficient to recover its investment in that assets, resulting in an impairment. The total amount impaired was $96,621 and was recorded in operating expenses.

MOUNTAIN CAPITAL, LLC

d/b/a Arrow Media Solutions

Notes to Financial Statements

May 5, 2008

2.

Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectability is reasonably assured.

Use of Estimates

The preparation of financial statements is conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates include the cash flow projections used for the impairment tests, depreciation and amortization.

3.

Leases

On March 1, 2007 the company entered into a lease agreement to rent office and warehouse space in Brea, California.  The term is three years without any renewal options.  The remaining commitment requires annual lease payments of $35,848 and $15,120 and expires on February 28, 2010.

4.

Property and Equipment

Property and equipment consists of the following at May 5:

Furniture, fixtures and equipment	$51,530
Less accumulated depreciation and amortization	15,065
Net furniture, fixtures and equipment	$36,465

5.

Income Taxes

Federal and State income taxes have not been provided in these financial statements since the Company is taxed as a partnership for income tax purposes.  The results of operations and credits, if any, are passed onto the partners of the Company and are included on the tax returns of each member.

6.

Related Party Transactions

As of May 5, 2008, the company owed a related party, Auleron 2005 LLC, for shared payroll, office expenses, rent, and contracted services in the amount of $55,387.  Auleron 2005, LLC and this company have common members which make up the majority interest in both companies.

7.

Supplemental Cash Flow Information

During the period ended May 5, 2008, the Company did not have significant non-cash financing and investing activities.

Cash paid for interest totalled $0 and $0 for the period ended May 5, 2008.

MOUNTAIN CAPITAL, LLC

d/b/a Arrow Media Solutions

Notes to Financial Statements

May 5, 2008

8.

Commitments and Contingencies

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business.  The Company does not believe it is presently involved in any investigations, claims or lawsuits and therefore has not provided any contingencies for these items.

9.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables and payable.  Management believes that the value of the Company has been reported fairly.

10.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which address how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and according should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003.  Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities.  There is no grand- fathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities crated after January 31, 2003 and no later than the end of the first reporting period that ends after March 14, 2004.  The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results or operations or cash flows. The Company does have a brother sister relationship with Auleron 2005, LLC which has common ownership control through the majority partners of this Company who also own a majority interest in Auleron 2005, LLC.  However, management has elected not to consolidate the two entities in this financial statement as Auleron 2005 has temporarily discontinued its operations.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

11.

Subsequent Event

In May 2008, the Company announced the successful merger of Mountain Capital, LLC with Propell Corporation. The Company’s members received 2,094,864 restricted shares of Propell common stock in exchange for 100% of their Mountain Capital, LLC membership interests.

UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

On April 10, 2008, Propell Corporation (“Propell”) completed its acquisition of Crystal Magic, Inc., (“CM”). On May 6, 2008, Propell completed its acquisition of Auleron 2005 LLC (“Auleron”) and Mountain Capital LLC (“Mountain”). For accounting purposes, the business combination of Propell and Mountain has been treated as a business combination with Propell as the acquirer. The following unaudited pro forma income statements are based on historical financial statements of Propell and Mountain. The acquisition of CM is being accounted for under the cost method. The acquisition of AUL is accounted for as an asset purchase. Both CM and AUL are not a part of these pro forma financial statements. The unaudited pro forma combined financial statements are provided for information purposes only. The pro forma financial statements are not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the dates indicated below. In addition, the unaudited pro forma combined financial statements do not purport to project the future financial position or operating results of the combined company. The unaudited pro forma combined financial information has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. For pro forma purposes:

The Unaudited Pro Forma Combined Income Statement for the period ended December 31, 2008 combines the historical income statements of Propell and Mountain for the indicated periods, giving effect to the acquisitions/mergers as if they had occurred on January 1, 2008.

These unaudited pro forma combined financial statements and accompanying notes should be read in conjunction with the separate historical financial statements of Mountain Capital as of and for the years ended December 31, 2007.

PROPELL CORPORATION

PRO FORMA COMBINED STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 2008

	Propell Corporation	Mountain Capital, LLC	Pro Forma Adjustments	Totals

Gross Revenues	$ 674	$ 1,466,821		$ 1,464,495
Cost of Goods Sold	1,809	1,010,441		1,012,250
Gross Profit	(1,135)	456,380		455,245

Operating Expenses	757,220	1,017,294		1,774,514
Operating Loss	(758,355)	(560,914)		(1,319,269)

Other Income (Expense)	0	1,732		1,732

Net Loss Before Provision for Income Taxes	(758,355)	(559,182)		(1,317,537)

Provision for Income Taxes	0	0		0

Net Loss	$ (758,355)	$ (559,182)		$ (1,317,537)

Weighted Average Number Of Shares Outstanding	-	-		6,881,280
Net Loss Per Share	-	-		$ (0.19)

MOUNTAIN CAPITAL, LLC

d/b/a ARROW MEDIA SOLUTIONS

DECEMBER 31, 2007

 Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mountain Capital, LLC

D/B/A Arrow Media Solutions

Lake Placid, NY

We have audited the accompanying balance sheets of Mountain Capital, LLC d/b/a Arrow Media Solutions, a New York Limited Liability Company, as of December 31, 2007, and the related statements of operations and members’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Capital, LLC d/b/a Arrow Media Solutions as of December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan

February 29, 2008

MOUNTAIN CAPITAL, LLC

d/b/a ARROW MEDIA SOLUTIONS

BALANCE SHEET

AS OF DECEMBER 31, 2007

2007
ASSETS

Current Assets
Cash and Cash Equivalents	$151,716
Accounts Receivable:
Trade	272,311
Officers	575
Inventories	237,662
Prepaid Expenses and Taxes	2,073
Total Current Assets	679,458

Property and Equipment, Net	35,836

Other Assets
Security Deposit	15,120

TOTAL ASSETS	$715,293

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable:
Trade	$86,227
Related Party	8,887
Notes Payable – Graham	0
Accrued Expenses and Taxes	6,009
Total Liabilities	101,123

MEMBERS’ EQUITY (DEFICIT)	614,170

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$715,293

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CAPITAL, LLC

d/b/a ARROW MEDIA SOLUTIONS

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

2007
Gross Revenues	$1,403,305

Cost of Goods Sold	937,603

Gross Profit	465,702

Operating Expenses	806,736
Operating (Loss)	(341,034)

Other Income (Expense)	(6,219)

Net (Loss)	$(347,253)

Members’ Equity (Deficit) – Beginning of Year	(995,365)

Plus: Contributions by Members	1,956,788

Less: Distributions to Members	0

Members’ Equity (Deficit) – End of Year	$614,170

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CAPITAL, LLC

d/b/a ARROW MEDIA SOLUTIONS

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

2007
Cash Flows from Operating Activities:
Net Loss for the Period	$(347,253)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	4,291
Amortization	0
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable:
Trade	(55,857)
Officers	0
Decrease in Inventories	285,360
(Increase) in Prepaid Expenses and Taxes	(2,073)
(Increase) Decrease in Deposits	(15,120)
Increase (Decrease) in Accounts Payable:
Trade	2,396
Related Party	3,886
Increase in Accrued Expenses and Taxes	6,009
Net Cash Provided By (Used in) Operating Activities	(118,361)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(9,865)
Net Cash Used in Investing Activities	(9,865)

Cash Flows from Financing Activities:
Notes Payable-Borrowing	0
Notes Payable-Repayment	(1,999,288)
Member Contribution	1,956,788
Member Distribution	0
Net Cash Provided by (Used in) Financing Activities	(42,500)

Net Increase (Decrease) in Cash and Cash Equivalents	(170,726)

Cash and Cash Equivalents – Beginning	322,442

Cash and Cash Equivalents – Ending	$151,716

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CAPITAL, LLC

d/b/a Arrow Media Solutions

Notes to Financial Statements

December 31, 2007

1.

Organization and Description of Business

Mountain Capital, LLC d/b/a Arrow Media Solutions (“the Company”) is a New York State Limited Liability Company which assembles and distributes free standing kiosks which produce pictures and related products and services using various input media such as camera digital memory cards, CD’s etc.  The Company’s, management, administrative, and service personnel are currently headquartered in Lake Placid, New York with its assembly, warehouse and marketing operations in Brea, California.

2.

Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables.  In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less.

Inventory

Inventory consists of kiosks and components and is stated at the lower of cost or market using the FIFO (first in, first out) method.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.  Depreciation and amortization on property and equipment are determined using the straight-line method for book purposes and accelerated methods for income tax purposes over the ten year estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicated that the book value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

MOUNTAIN CAPITAL, LLC

d/b/a Arrow Media Solutions

Notes to Financial Statements

December 31, 2007

2.

Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectability is reasonably assured.

Use of Estimates

The preparation of financial statements is conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates include the cash flow projections used for the impairment tests, depreciation and amortization.

3.

Leases

On March 1, 2007 the company entered into a lease agreement to rent office and warehouse space in Brea, California.  The term is three years without any renewal options.  The lease expense for 2007 was $31,350. The three year commitment requires annual lease payments of $34,200, $35,232 and $36,288 and expires on February 28, 2010.

4.

Property and Equipment

Property and equipment consists of the following at December 31:

2007
Furniture, fixtures and equipment	$49,784

Less accumulated depreciation and amortization	13,948

Net furniture, fixtures and equipment	$35,836

5.

Accrued Expenses and Taxes

Accrued expenses and taxes consisted of the following at December 31:

2007
Accrued payroll taxes	$305

Accrued sales tax	5,704

Total accrued expenses	$6,009

MOUNTAIN CAPITAL, LLC

d/b/a Arrow Media Solutions

Notes to Financial Statements

December 31, 2007

6.

Note Payable – Related Party

Notes payable consisted of the following at December 31, 2007:

Note Payable - James Graham:        $0

The note was non-interest bearing until January 1, 2008, and is secured via a UCC filing on the Company’s assets.  On December 31, 2007, a note payable to James Graham in the amount of $1,999,288 was converted into member’s equity and the UCC filing was amended, releasing the Company of its obligations.  See Note 8 below.

7.

Income Taxes

Federal and State income taxes have not been provided in these financial statements since the Company is taxed as a partnership for income tax purposes.  The results of operations and credits, if any, are passed onto the partners of the Company and are included on the tax returns of each member.

8.

Members’ Equity (Deficit)

Conversion of Debt to Members’ Equity

As discussed in Note 6, on December 31, 2007, pursuant to the terms of an agreement, James Graham converted $1,999,288 of loans into members’ contribution to equity in return for additional units of membership.

9.

Related Party Transactions

As of December 31, 2007, the company had shared payroll, office expenses and rent with Auleron 2005, LLC a related party in the amount of $97,623.  Auleron 2005, LLC and this company have common members which make up the majority interest in both companies. The Company also contracted services from Auleron 2005, LLC in the amount of $34,895 in 2007.

See Notes 6 and 8.

10.

Other Income (Expense)

In 2007, the Company recorded other expenses of $6,234 related to items damaged in shipment to a customer.

MOUNTAIN CAPITAL, LLC

d/b/a Arrow Media Solutions

Notes to Financial Statements

December 31, 2007

11.

Supplemental Cash Flow Information

During the year ended December 31, 2007, the Company did not have significant non-cash financing and investing activities.

Cash paid for interest totalled $0 during 2007.

12.

Commitments and Contingencies

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business.  The Company does not believe it is presently involved in any investigations, claims or lawsuits and therefore has not provided any contingencies for these items.

13.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables and payable.  Management believes that the value of the Company has been reported fairly.

14.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which address how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and according should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003.  Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities.  There is no grand- fathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities crated after January 31, 2003 and no later than the end of the first reporting period that ends after March 14, 2004.  The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results or operations or cash flows. The Company does have a brother sister relationship with Auleron 2005, LLC which has common ownership control through the majority partners of this Company who also own a majority interest in Auleron 2005, LLC.  However, management has elected not to consolidate the two entities in this financial statement.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.