Form 10-Q
period 2009-03-31
Propell Corporation.
filed 2009-05-15
CIK 1434110

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10 - Q

_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-139354

_____________________________________________________________

PROPELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

336 Bon Air Center, No. 352, Greenbrae, CA 94904

 (Address of principal executive offices including zip code)

(415) 747-8775

 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 20,204,426  shares of common stock, $.001 par value per share, as of May 12, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PROPELL CORPORATION

Index

PART I. FINANCIAL INFORMATION	Page

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

PROPELL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 and DECEMBER 31, 2008

	MARCH 31, 2009	DECEMBER 31, 2008
ASSETS	UNAUDITED	AUDITED
Current Assets
Cash and cash equivalents	$188,602	$136,659
Accounts receivable, net	22,459	18,751
Prepaid expenses	1,577	4,202
Inventory	134,960	179,230
Deferred charges	3,391	5,233
Deposits-current	16,619	1,499
Total Current Assets	367,608	345,574

Property and Equipment, Net	32,378	33,555

Other Assets
Investments in unconsolidated entities	0	0
Website URL, net	6,800	7,200
Website asset, net	49,980	26,405
Deposits-long term	43,790	62,314
Total Other Assets	100,570	95,919

TOTAL ASSETS	$500,556	$475,048

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$147,455	$177,150
Accrued expenses and taxes	93,407	114,016
Customer deposits	0	322
Deferred revenue	21,389	29,832
Due to related party	1,808	2,017
Convertible notes payable	0	1,730,000
Total Current Liabilities	264,059	2,053,337

TOTAL LIABILITIES	264,059	2,053,337

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	20,204	9,909
Paid in capital	2,644,058	457,723
Distributions to affiliate	(1,065,222)	(938,664)
Accumulated deficit	(1,362,543)	(1,107,257)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	236,497	(1,578,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$500,556	$475,048

See notes to accompanying financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

	March 31, 2009	March 31, 2008

Gross Revenues	$56,104	$0

Cost of Goods Sold	(57,681)	0

Gross Profit	(1,577)	0

Operating Expenses	(283,798)	(119,760)

Operating Loss	(285,375)	(119,760)

Other Expense	30,089	0

Net Loss before Provision for Income Taxes	(255,286)	(119,760)

Provision for Income Taxes	0	0

Net Loss	$(255,286)	$(119,760)

Weighted Average Number of Shares Outstanding	13,340,777	0

Net Loss per Share	$(0.02)	$0.00

See notes to accompanying financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

AS OF MARCH 31, 2009

Common Stock	Additional Paid	Distributions	Accumulated

	Shares	Amount	in Capital	to Affiliate	Deficit	Total

Balance, January 29, 2008 (Inception)	0	$0	$0	$0	$0	$0
Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)	-	-	-
Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)	-	-	-
Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709	-	-	383,804
Conversion of convertible notes to common stock	2,278,000	2,278	20,502	-	-	22,780
Reclassification of intercompany payable	-	-	61,048	-	-	61,048
Distributions to affiliate	-	-	-	(938,664)	-	(938,664)
Net loss for the period ended December 31, 2008	-	-	-	-	(1,107,257)	(1,107,257)
Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)
Issuance of common stock to The Guild for services	60,000	60	(60)	-	-	-
Conversion of convertible notes to common stock	8,650,000	8,650	1,721,350	-	-	1,730,000
Issuance of common stock in rights offering	1,585,474	1,585	426,493	-	-	428,078
Reverse accrued interest on convertible notes			41,664	-	-	41,664
Reclassification of intercompany payable	-		(3,112)	-	-	(3,112)
Distributions to affiliate	-	-	-	(126,558)	-	(126,558)
Net loss for the period ended March 31, 2009	-	-	-	-	(255,286)	(255,286)
Balance, March 31, 2009	20,204,426	$20,204	$ 2,644,058	$(1,065,222)	$(1,362,543)	$ 236,497

See notes to accompanying financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

	March 31, 2009	March 31, 2008

Cash Flows from Operating Activities:
Net loss for the period	$(255,286)	$(119,760)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	1,576	-
Changes in Assets and Liabilities
Decrease in accounts receivable	(4,031)	-
Increase in inventory	46,524	-
Decrease in deferred charges	1,842	-
Decrease in deposits	3,404	-
Increase (Decrease) in accounts payable	(29,324)	31,221
Increase (Decrease) in accrued expenses and taxes	21,054	40,000
Increase (Decrease) in deferred revenue	(8,443)	-
(Decrease) in due to related party	(208)	-
Net Cash Used in Operating Activities	(222,892)	(48,539)

Cash Flows from Investing Activities:
Development of website asset	(23,575)	-
Net Cash Used in Investing Activities	(23,575)	-

Cash Flows from Financing Activities:
Distributions (to) / from affiliate – Crystal Magic	(126,558)	48,739
Proceeds from rights offering	428,078	-
(Decrease) in intercompany payable to Auleron 2005 LLC	(3,111)	-
Net Cash Provided by Financing Activities	298,409	48,739

Net Increase in Cash and Cash Equivalents	51,942	200

Cash and Cash Equivalents – Beginning	136,660	0

Cash and Cash Equivalents – Ending	$188,602	$200

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See notes to accompanying financial statements.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Propell Corporation (the “Company”) is a fully integrated provider of personalized products and services, delivered through multiple channels, including online stores, its own proprietary photo kiosks and independent and company-owned retail stores.

Propell Corporation is a Delaware corporation that was formed on January 29, 2008. Propell acquired 100% of the outstanding common stock of Crystal Magic, Inc. on April 10, 2008.  Propell acquired 100% of the membership interests, and voting control, of Mountain Capital, LLC d/b/a Arrow Media Solutions and Auleron 2005, LLC on May 5, 2008.

Crystal Magic, Inc. (“Crystal”) was formed as a Florida corporation on April 10, 1998, is headquartered in Orlando, Florida and its primary business is to provide subsurface etched photo crystal and personalized subsurface etched promotional products.  Crystal Magic owns and operates retail kiosks and displays in theme parks (Disneyworld (2) and Universal Orlando (2)).  Crystal Magic utilizes the distribution channels of the Advertising Specialty Institute and/or the Promotional Products Association International organizations for its custom awards and gift products.

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

Auleron 2005, LLC is a New York State Limited Liability Company performed a variety of technology services for customers throughout North America using independent subcontractors who are coordinated and directed through its Project Management Organization in its sole office in Orlando, Florida.

Propell does not have voting control of Crystal Magic, Inc.  See note 16 – “Subsequent Events” – for additional information which impacts this control issue.  Auleron 2005 LLC’s operations have been temporarily discontinued.  See Note 6 – “Investments in Unconsolidated Entities” – for additional information as to how the investments in these two companies are accounted for in the attached financials statements.

The accompanying unaudited interim consolidated financial statements of Propell Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K.  In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Some notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K have been omitted.

Cash and Cash Equivalents

Propell considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2009 the Company had $188,602 of unrestricted cash to be used for future business operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash deposits and trade receivables.  In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2009, the Company did not have any deposits in excess of FDIC limits.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

See Notes 6 and 14.

NOTE 2 – LEASES

On March 1, 2007 Mountain Capital, LLC entered into a lease agreement to rent office and warehouse space in Brea, California.  The term is three years without any renewal options.  The total lease expense for period ending March 31, 2009 was $9,388. The remaining commitment requires annual lease payments of $32,340 and expires on February 28, 2010.

On May 5, 2008 Propel Corporation entered into a lease agreement to rent office space in San Anselmo, California.  The term is through April 30, 2009 and we continue to rent on a month to month basis.  The lease expense for the period ending March 31, 2009 was $4,496.  The remaining commitment requires lease payments of $1,498.

Minimum annual rents for all leases for the remaining lease terms are as follows:

Period Through	Amount
February 28, 2010	$ 33,838
Total	$ 33,838

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2009:

Property and equipment	$ 52,176
Less: accumulated depreciation and amortization	19,798
Property and equipment, net	$ 32,378

Depreciation expense was $1,576 for the period ended March 31, 2009.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2009:

Prepaid insurance	1,577
$ 1,577

NOTE 5 – DISTRIBUTIONS TO AFFILIATE

Propell made short-term advances to its wholly owned subsidiary, Crystal Magic, Inc., to be used as working capital, primarily to develop and expand its Web Stores on Demand program, in the amount of $1,065,222.  A total of $126,558 was advanced during the quarter ended March 31, 2009.  The advances are due upon demand and bear no interest. Management of Propell believes that Crystal may eventually be able to repay these advances to Propell; however, due to Propell’s lack of control over Crystal Magic, the advances have been recorded as distributions to affiliate and are reflected as a reduction of stockholders’ equity.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

In April 2008, Propell acquired 100% of the outstanding common shares of Crystal Magic, Inc. in exchange for Propell common shares.   For reasons primarily related to a change in control clause in contracts that Crystal Magic, Inc. has with its major source of revenue, the former majority shareholder of Crystal was issued a preferred stock option, which effectively prevents Propell from having control of Crystal while this option is in place. Presently, this investment is being accounted for using the cost method since Propell does not have the ability to control Crystal Magic nor the ability to exercise significant influence over its operating and financial policies. Due to Crystal Magic, Inc.’s history of operating losses and its negative working capital position, it was determined that its fair value as of the date of acquisition and as of March 31, 2009, is $-0-.  See note 16 – “Subsequent Events” – for additional information which impacts this control issue.

In May 2008, Propell acquired 100% of the ownership interests of Auleron 2005, LLC. This investment is accounted for as an asset purchase.  The operations of Auleron 2005, LLC have been temporarily discontinued.  The fair value of the net assets of Auleron 2005, LLC as of the date of acquisition have been determined to be immaterial to the financial statements and at March 31, 2009 were determine to have $-0- value.

See Notes 1 and 14.

NOTE 7 – ACCRUED EXPENSES AND TAXES

Accrued expenses and taxes consisted of the following at March 31, 2009:

Payroll	$ 26,966
Taxes	6,441
Marketing	60,000
$ 93,407

NOTE 8 – OTHER EXPENSE

Other income and expense consisted of the following for the period ended March 31, 2009:

Interest income	$ 183
SEC Printer Invoice Adjustment	23,420
Insurance Claim/Damaged Kiosk	6,487
Total other expense	$ 30,089

NOTE 9 – NOTES PAYABLE

On March 2, 2009, the Company converted $1,730,000 in convertible notes payable to 8,650,000 shares of its common stock and has no notes payable as of March 31, 2009.

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

On May 12, 2008, the Company issued an additional $1,730,000 of convertible notes payable.  These notes converted into 8,650,000 shares of our common stock on March 2, 2009. See Note 9.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 11 – INCOME TAXES

For the periods ended March 31, 2009, Propell has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,362,543 at March 31, 2009, and will expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 463,265
Valuation allowance	(463,265)
Net deferred tax asset	$ -0-

NOTE 12 – STOCKHOLDERS’ EQUITY

Propell Corporation has 20,204,426 shares of common stock, $.001 par value, issued and outstanding as of March 31, 2009.  The total number of shares of stock which Propell Corporation shall have authority to issue is seventy five million (75,000,000) shares of Common Stock, par value $.001 per share and ten million (10,000,000) shares of Preferred Stock, par value $.001 per share.

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

In May 2008, convertible notes payable totaling $22,780 were converted into 2,278,000 shares of common stock, per the terms of the convertible notes. See Note 10.

In March 2009, convertible notes payable totaling $1,730,000 were converted into 8,650,000 shares of common stock, per the terms of the convertible notes.  See Notes 9 and 10.

In March 2009, 60,000 shares of common stock were issued to The Guild, a marketing agency, in exchange for services rendered.

In March 2009, 1,585,474 shares of common stock were issued in a Rights Offering that raised $428,078.

Propell made short-term advances to its wholly owned subsidiary, Crystal Magic, Inc., to be used as working capital, primarily to develop and expand its Web Stores on Demand program, in the amount of $1,065,222. The advances are due upon demand and bear no interest. Management of Propell believes that Crystal may eventually be able to repay these advances to Propell; however, due to Propell's lack of control over Crystal Magic, the advances have been recorded as distributions to affiliate and are reflected as a reduction of stockholders' equity.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Financing Transactions

In May 2008, convertible notes payable totaling $22,780 were converted into 2,278,000 shares of common stock, per the terms of the convertible notes. See Notes 10 and 12.

In March 2009, 60,000 shares of common stock were issued to The Guild, a marketing agency, in exchange for services rendered.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Steven Rhodes, Chief Financial Officer of Propell Corporation, was granted an option to purchase 10,000 shares of Class A Preferred Stock of Crystal Magic, Inc. which, if issued, will vote on all matters with the holders of Crystal Magic common stock on a one thousand vote per share basis.  Although it is a condition to the exercise of the option that Steven Rhodes execute an Administrative Agreement that restricts his ability to engage in certain actions, the option, together with the current board composition of Propell, allow Steven Rhodes to continue to be in a position to exert substantial control over Crystal. The interests of this concentration of ownership may not always coincide with the interests of Propell.  Therefore, until such time as Steven Rhodes does not have such control, we will classify our interest in Crystal as an investment accounted for under the cost method.  See note 16 – “Subsequent Events” – for additional information which impacts this control issue.

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

NOTE 15 – GOING CONCERN

The Company has incurred operating losses since inception, and its operating activities to date have required financing from outside institutions and related parties. The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company will continue to need outside financing to support its internal growth.

Management continues to seek funding to pursue its business plans.

NOTE 16 – SUBSEQUENT EVENTS

Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that during the period ended March 31, 2009, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  On April 10, 2009, Mr. Rhodes entered into an agreement with us which, among other things, terminated the option.  In addition, while we have recently added an independent director to our Board of Directors, a majority of the members of our Board of Directors are still not independent.

On May 13, 2009, we raised an additional $400,000 and issued an additional 1,481,481 shares of common stock and warrants exercisable for 2,222,222 shares of common stock in connection with our Rights Offering.

Item 2.  Management’s Discussion and Analysis of Plan of Operations

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties.. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.   These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

General

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2009 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of March 31, 2009 and our pro forma results of operations as of March 31, 2009, which have been prepared in accordance with accounting principles generally accepted in the United States. For accounting purposes, our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet and is accounted for under the cost method of accounting. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that during the quarter ended March 31, 2009, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  Mr. Rhodes recently entered into an agreement with us which, among other things, terminated the option.  In addition, while we have recently added one independent director to our Board of Directors, a majority of the members of our Board of Directors are still not independent. The revenue derived from the operations of Mountain Capital, LLC is reflected in our revenue and expenses in our income statement and our investment in Auleron 2005, LLC is accounted for as an asset purchase. The operations of Auleron 2005, LLC have been temporarily discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

OUR PLAN OF OPERATIONS

Our current operations involve sales and operations from two of our subsidiaries, CMI and AMS, as well as Propell. For accounting purposes, our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet and is accounted for under the cost method of accounting. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that during the quarter ended March 31, 2009, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  Mr. Rhodes recently entered into an agreement with us which, among other things, terminated the option.  In addition, while we have recently added one independent director to our Board of Directors, a majority of the members of our Board of Directors are still not independent. Crystal Magic engaged in the initial merger with Propell for the purpose of consolidating revenue, expenses and resources. The revenue derived from the operations of Mountain Capital, LLC is reflected in our revenue and expenses in our income statement and our investment in Auleron 2005, LLC is classified as an asset purchase. The operations of Auleron 2005, LLC have been temporarily discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements.

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

Propell believes the PropellStores product opens up substantial new opportunities and channels by providing e-commerce web sites with the opportunity to easily integrate a personalized merchandise online store into their own site with little effort or cost. CMI and other strategic outsource partners will perform the fulfillment, manufacturing, shipping and billing of these product(s).  The PropellStores product was a key part of our strategy for 2008 and continues to be a key part of our strategy for 2009 and beyond. CMI also has a long track record delivering personalized image-based products to the $19.4 billion promotional, incentive and award products industry, delivering quantities anywhere from one unit to over 500,000 in a single order. CMI has served these markets since 2001, and sees opportunity to leverage the PropellStores product’s capabilities to expand its efforts in the promotional products category.

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

Traditionally, AMS has sold its kiosks directly to the retail channel at a suggested retail of approximately $13,500 each, while also gaining revenue from the sale of supplies and other products. Under this model, profits from the sale of retail kiosk units are retained by the retail owner. During the quarter ended March 31, 2009, to reduce costs and to permit the AMS sales team to assist in sales and marketing of our Internet initiatives, we have contracted out sales and support of our kiosk operation to a third party, who purchases inventory from us and in turn resells it to kiosk customers.  By doing so, we have reduced our obligations and costs related to supporting kiosks in the field while permitting us to utilize limited personnel resources to market our Internet services.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. In May 2009 we raised an additional $400,000 in our rights offering which when aggregated with our other amounts raised totals $2.56 million. We have used $2.09 million of the $2.56 million we raised over the last nine months in the form of convertible notes and a rights offering. The approximate $470,000 that remains is not sufficient capital to last beyond the end of the year. It is our intent to raise significant additional capital through the sale of securities.

OPERATING MODEL AND REPORTING STRUCTURE

PROPELL CORPORATION

For the purposes of this MD&A, we shall report on Propell for the three months ended March 31, 2009 and 2008 which include AMS and Propell, but do not include the revenue or expenses of CMI or AUL and for the period ended March 31, 2008 do not include AMS since the AMS acquisition occurred on May 6, 2008. For a comparative analysis, we shall also provide pro forma financial statements for Propell for the three months ended March 31, 2009 and 2008, which shall include AMS for the three months ended March 31, 2008 and Propell from inception beginning January 29, 2008  but do not include the revenue or expenses of CMI or AUL.  Management believes that the pro forma financials are relevant, material, and necessary for prospective investors to properly evaluate an investment in Propell.   For accounting purposes, during the three months ended March 31, 2009 our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet and is accounted for under the cost method of accounting. Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that during the three months ended March 31, 2009, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Mr. Rhodes recently entered into an agreement with us which, among other things, terminated the option.  In addition, while we have recently added one independent director to our Board of Directors, a majority of the members of our Board of Directors are still not independent. We accounted for our investment in Auleron 2005, LLC as an asset purchase. The operations of Auleron 2005, LLC have been temporarily discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three months ended March 31, 2009.

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

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157 , we deferred application of SFAS No. 157 until January 1, 2009, the beginning of our fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2009 & 2008 (Unaudited)

Propell incorporated on January 29, 2008.  On May 6, 2008, we acquired Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”).  Therefore our result of operations includes selected income statement data for our wholly owned subsidiary AMS.

THREE MONTHS ENDED	THREE MONTHS ENDED

	3/31/2009	% of Sales	3/31/2008
Total sales	$56,104		$0
Less :Cost of goods sold	57,681	103%	-
Gross profit	(1,577)	-3%	-
Operating expenses	283,798	506%	119,760
Loss from operations before interest, other income (expense), and income taxes	($285,375)	-509%	($119,760)

For the three months ended March 31, 2009, substantially all of our revenue was derived from the operations of AMS.  We had total revenues of $56,104, including $55,341 from our AMS subsidiary.  Cost of goods sold for such period totaled $57,681 including $57,105 from our AMS operation.  Operating expenses for the three months ended March 31, 2009 totaled $283,798 of which $120,517 related to our AMS operation and $163,281 related directly to Propell consisting of $137,340 for salaries, filing fees and professional fees associated with going public, and $25,941 relating to the creation of PropellStores.  Comparative operating expenses for Propell increased by 36% for the quarter ended March 31 2009 vs. 2008 to $163,281 from $119,760, or $43,521.  This $43,521 increase is a result of the following items, health insurance $4,996, rent $4,631, travel $5,490, payroll $89,990 & general office expenses of $15,409 offset by the following reductions, marketing $37,455, professional fees $24,286, filing fees $2,620 and sub contract labor of $12,634.

For the three months ended March 31, 2008, we generated no revenue on a consolidated basis; however AMS did generate $201,410 in revenue that is not reflected in our Consolidated Statement of Operations but is reflected in our Pro Forma Consolidated Statement of Operations.  Our AMS subsidiary was not acquired until May 6, 2008 & the inception date of Propell was January 29, 2008 for the primary purpose of creating a public entity to merge or acquire such as our wholly owned subsidiaries, CMI, AMS, and AUL.  All of our operating expenses for the three months ended March 31, 2008 were related to salaries, filing fees and professional fees associated with going public.

For the first quarter ended March 31, 2009, our AMS operation generated negative gross margin of 1,764 as a result of our arrangement with our distributor in which in return for our distributor assuming certain of our service obligations we agreed to sell up to $40,000 of our inventory at a 95% discount of our carrying cost during the first calendar quarter of 2009. The actual amount of inventory sold to our distributor during the first quarter was $23,142, accounting for our negative gross profit. We have agreed to provide the same 95% discount to our carrying cost up to $15,000 per quarter in subsequent quarters so long as we have the available inventory.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities and revenue derived from the sale of our kiosks and related products.  We have recently shifted our focus away from the sale of kiosks to the sale of what we believe to be a more economic product, our PropellStores. In addition, in order to have the staff needed to successfully engage in our Internet business we recently began using a third party to sell our kiosk products and to service our kiosk customers.  Both of these changes have resulted in decreased revenue from our kiosk business.  Although we anticipate that our Internet business will eventually replace our kiosk business it is difficult for us to assess what the impact of this shift will be on our overall revenue.

Three Months Ended March 31, 2009 - Cash Flow Activity

Propell’s primary sources and uses of cash for the three months ended March 31, 2009, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs and an influx of $428,078 in cash from a rights offering which converted into 1,585,474 common shares of the Company’s stock. Net cash used in operating activities from continuing operations was $222,892 for the three months ended March 31, 2009. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•

A slight decrease in accounts receivables.

•

An increase in inventory related to our kiosk division.

•

A decrease in accounts payable primarily related to fees adjustments from our SEC printer associated with going public expenses.

•

A decrease in deferred revenue relating to extended service contracts for Kiosk units sold by AMS.

•

An increase in accrued expenses resulting from a payroll expenses.

Net cash used in investing activities for the three months ended March 31, 2009, was $23,575 attributable to PropellStores web development.

Net cash provided by financing activities was $298,409 which included $428,078 from our rights offering that convert into common stock, and was offset by intercompany loans provided to CMI in the amount of $126,558 and intercompany loans provided to AUL in the amount of $3,111 to fund its operations. The loans are not evidenced by a note, are not secured by collateral and do not bear interest. The loans were used by Crystal Magic for working capital purposes. Management believes that Crystal may eventually be able to repay these loans; however, due to our lack of control over Crystal during the first quarter of 2009, the loans have been recorded as distributions to affiliate and are reflected as a reduction to our stockholders’ equity. Currently, we are not obligated to fund any expenses of Crystal Magic other than the loans as described below under “Contractual Obligations

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. In May 2009 we raised an additional $400,000 in our rights offering which when aggregated with our other amounts raised totals $2.56 million. We have used $2.09 million of the $2.56 million we raised over the last nine months in the form of convertible notes and a rights offering. The approximate $470,000 that remains is not sufficient capital to last beyond the end of the year. It is our intent to raise significant additional capital through the sale of securities.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

We are subject to the risk that our liquidity will be impacted by our obligation to fund certain expenses in connection with the certain loans owed by Crystal Magic. For the quarter ended March 31, 2009 and March 31, 2008, Crystal Magic had revenue of $315,713 and $679,713, respectively, cost of goods sold of $36,386 and $106,154, respectively, operating expenses of $456,328 and $687,692, respectively, and incurred a loss of $186,758 and $125,697, respectively. In April 2009, we entered into an agreement with Mr. Rhodes whereby we agreed to reimburse Crystal Magic for the interest payments on certain debt of Crystal Magic under loans issued by the Orlando National Bank under the approval of the US Small Business Administration (the “SBA”) and the monthly payments owed by Crystal Magic so long as the monthly payments remain at $2193 until certain shares of Mr. Rhodes are released from escrow. We also agreed to assume the payment for these loans in the event of the bankruptcy of Crystal Magic and the demand of the SBA or the Orlando National Bank of payment under Mr. Rhodes’ guarantee. Mr. Rhodes has agreed to place 2,000,000 shares of our stock owned by him in escrow to be used by us in our discretion at any time after one year to pay the amounts owed by Crystal Magic under these loans. The indemnification agreement that we had previously entered into with Mr. Rhodes and his wife with respect to payment of the loans if a demand was made against either of them under the guarantee has been terminated. Crystal Magic is obligated to make lease payments over the next five years in the amounts of $50,801, $52,325, $53,895, $55,512 & $42,563 respectively. Crystal Magic is obligated to make SBA principal & interest payments for the next five years in the amount of $216,713, $192,269, $111,254, $98,126, $38,284 respectively and thereafter, $185,184, although the Orlando National Bank is currently permitting several of these loans to be serviced on an interest-only basis.

The following chart represents the long term debt & lease obligations for Propell & AMS.

Month Ended

		Mar-09	Mar-10	Mar-11	Mar-12	Mar-13	Thereafter
Operating lease obligations	$ 33,838	$ 33,838	$ 0	$ 0	$ 0	$ 0	$ 0
Total	$ 33,838	$ 33,838	$ 0	$ 0	$ 0	$ 0	$ 0

1) Represents lease obligations as shown in its Financial Statements. See Notes 2 to the Financial Statements.

Pro Forma Consolidated Results of Operations of Propell Corporation for the Three Months Ended March 31, 2009 as compared to the Results of Operations for the Three Months Ended March 31, 2008

Propell Pro forma

The Three months ended March 31, 2009 and 2008

THREE MONTHS ENDED	THREE MONTHS ENDED

	3/31/2009	% of Sales	3/31/2008	% of Sales
Arrow Media Services	$55,341	99%	$201,410	100%
Propell	763	1%	0	0%
Total sales	56,104	100%	201,410	100%
Less: Cost of goods sold	57,681	103%	128,787	64%
Gross profit	(1,577)	-3%	72,623	36%
Operating expenses	283,798	506%	344,157	171%
Loss from operations before interest, other income (expense), and income taxes	($285,375)	-509%	($271,534)	-135%

For the three months ended March 31, 2009, substantially all of our revenue was derived from the operations of AMS.  We had total revenues of $56,104, including $55,341 from our AMS subsidiary.  Cost of goods sold for such period totaled $57,681 including $57,105 from our AMS operation.  Operating expenses totaled $283,798 of which $120,517 related to our AMS operation and $163,281 related directly to Propell consisting of, $137,340 relating to salaries, filing fees and professional fees associated with going public, and $25,941 relating to the creation of PropellStores.

For the three months ended March 31, 2008 Propell did not generate any revenue and all of our revenue was generated from the operations of AMS.  For the three months ended March 31, 2009, revenue of AMS on a pro forma basis decreased 72.5% from $201,410 for the quarter ended March 31, 2008 as compared to revenue of $55,341 for the quarter ended March 31, 2009.  This decrease in sales was attributed to our shift in focus which led to us using a third party to sell our kiosk products.  Cost of goods sold for AMS for the same comparative period decreased 56% from $128,784 to $57,105.  Gross margin as a percentage of sales decreased for AMS for the period ended March 31, 2009 to -3% as compared to 36% for the period ended March 31, 2008 as a result of our arrangement with our distributor in which we agreed to sell up to $40,000 of our inventory at a 95% discount of our carrying cost. The actual amount of inventory sold to our distributor during the first quarter was $23,142, accounting for our negative gross profit. Excluding this arrangement, our AMS gross margin percentage would have been 38%, a slight increase above the comparative quarter as a result of higher margins we generate from consumable sales.  Operating expenses for AMS decreased 45% from $224,397 for the year quarter ended March 31, 2008 to  $120,517  for the quarter ended March 31, 2009 as a result of  decreases of $55,355 in payroll, $1,912 in rent, $6,715 in office expenses, $4,620 in insurance, $19,053 in professional fees $10,536 in sales & marketing expenses and $3,088 in warranty costs. In addition, operating expenses for Propell increased 36%  from $119,760 for the quarter ended March 31, 2008 to $163,281 for the quarter ended March 31, 2009.  Net loss for AMS was $115,794 for the year quarter ended March 31, 2009 (a decrease of 23%) as compared to $150,579 for the quarter ended March 31, 2008 primarily as a result of the decrease in operating expenses that outpaced lost gross margin. Net loss on a consolidated pro forma basis was $255,286 for the quarter ended March 31, 2009 (a decrease of 6%) as compared to $270,339 for the quarter ended March 31, 2008 primarily as a result of the decrease in operating expenses of AMS that outpaced lost gross margin which was offset by the increased operating expenses of Propell.

Crystal Magic, Inc. (CMI)

Overview

CMI was formed as a Florida Corporation on April 10, 1998. Headquartered in Orlando, Florida, CMI provides a family of personalized image-based products and services including 3-D images engraved inside solid crystal, surfaced-etched glass blocks (such as paperweights) based on photographs of consumers, which then are visible engraved inside the crystal, and a wide selection of other imaged-based gifting and promotional products, such as mugs, T-shirts and other merchandise upon which personal photos, logos or other artwork are printed. CMI’s products and services are sold through multiple sales channels including four company owned retail stores, distributors, other retailers, resellers and a number of e-commerce websites.

CMI categorizes its sales in four unique groups: theme park sales, promotional product sales, reseller sales and Internet/e-commerce sales. CMI generates revenues and profits from the sale of its products, technology and solutions to consumers, businesses and creative professionals.

CMI is currently focused on its go-to-market initiative of reducing manufacturing costs and building a more diverse revenue model, with each revenue stream sharing a common goal: to enable the capture and delivery of images and image related products to consumers and businesses.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2009, we issued 8,650,000 shares of our common stock in connection with the conversion of convertible notes in the principal amount of $22,780 upon consummation of our PIPE offering.   The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In March 2009, we issued to 36 individuals 1,585,574 shares of our common stock and warrants exercisable into 2,378,211 shares of common stock at a price of $.27 per share. The offering and sale of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D under the Act since the issuance by us did not involve a public offering and the requirements of Regulation D were met. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In connection with the cancellation of the Amended Note with Lanai Investments, LLC, an entity controlled by Steven Rhodes, the Company issued Steven Rhodes warrants exercisable for 100,000 shares of the Company’s common stock upon the same terms as the warrants issued to investors in the beginning of 2009 in the Company’s PIPE transaction. The offering and sale of the securities qualified for exemption under Section 4(2) of the Act since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to only one person and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since he agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In March 2009, we issued 60,000 shares of our common stock to The Guild for services rendered.    The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2009	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer)