Form 10-Q
period 2009-06-30
Propell Corporation.
filed 2009-08-14
CIK 1434110

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10 - Q

_______________________________

[mark one]

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 21,740,908 shares of common stock, $.001 par value per share, as of August 14, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PROPELL CORPORATION

PROPELL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

ASSETS	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Current Assets
Cash and cash equivalents	$211,580	$136,659
Accounts receivable, net	29,536	18,751
Prepaid expenses	2,454	4,202
Inventory	298,499	179,230
Deferred charges	1,473	5,233
Deposits-current	22,991	1,499
Total Current Assets	566,533	345,574

Property and Equipment, Net	166,059	33,555

Other Assets
Website URL, net	6,400	7,200
Website asset, net	498,702	26,405
Deposits-long term	57,073	62,314
Total Other Assets	562,175	95,919

TOTAL ASSETS	$1,294,767	$475,048

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$439,146	$177,150
Accrued expenses and taxes	156,472	114,016
Customer deposits	0	322
Deferred revenue	12,370	29,832
Due to related party	53,270	2,017
Convertible notes payable	0	1,730,000
Notes payable - current portion	177,121	0
Total Current Liabilities	838,379	2,053,337

Long - Term Liabilities
Notes payable	661,613	0

TOTAL LIABILITIES	1,499,992	2,053,337

STOCKHOLDERS’ DEFICIT
Common stock	21,740	9,909
Paid in capital	1,391,666	457,723
Distributions to affiliate	0	(938,664)
Accumulated deficit	(1,618,631)	(1,107,257)
TOTAL STOCKHOLDERS’ DEFICIT	(205,225)	(1,578,289)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,294,767	$475,048

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	June 30, 2009	June 30, 2008

GROSS REVENUES	$364,449	$102,380

COST OF GOODS SOLD	112,733	76,290

GROSS PROFIT	251,716	26,090

OPERATING EXPENSES	858,491	509,425

OPERATING LOSS	(606,775)	(483,335)

OTHER INCOME (EXPENSE)	95,401	(6,986)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(511,374)	(490,321)

PROVISION FOR INCOME TAXES

NET LOSS	$(511,374)	$(490,321)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,180,814	3,765,892

NET LOSS PER SHARE	$(0.03)	$(0.13)

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	June 30, 2009	June 30, 2008

GROSS REVENUES	$308,525	$102,380

COSTS OF GOODS SOLD	48,489	76,290

GROSS PROFIT	260,036	26,090

OPERATING EXPENSES	600,394	389,665

OPERATING LOSS	(340,358)	(363,575)

OTHER INCOME (EXPENSE)	65,312	(6,986)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(275,046)	(370,561)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(275,046)	$(370,561)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,978,653	7,531,784

NET LOSS PER SHARE	$(0.01)	$(0.05)

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

AS OF JUNE 30, 2009

	Common Stock		Additional Paid	Distributions	Accumulated
	Shares	Amount	in Capital	to Affiliate	Deficit	Total

Balance, January 29, 2008 (Inception)	0	$0	$0	$0	$0	$0

Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)	-	-	0

Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)	-	-	0

Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709	-	-	383,804

Conversion of convertible notes to common stock	2,278,000	2,278	20,502	-	-	22,780

Reclassification of intercompany payable	-	-	61,048	-	-	61,048

Distributions to affiliate	-	-	-	(938,664)	-	(938,664)

Net loss for the period ended December 31, 2008	-	-	-	-	(1,107,257)	(1,107,257)

Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)

Issuance of common stock to The Guild for services	60,000	60	(60)	-	-	0

Conversion of convertible notes to common stock	8,650,000	8,650	1,721,350	-	-	1,730,000

Issuance of common stock in rights offering	1,585,474	1,585	426,493	-	-	428,078

Reverse accrued interest on convertible notes			41,664	-	-	41,664

Distributions to affiliate	-	-	-	(122,542)	-	(122,542)

Issuance of common stock in rights offering	1,481,482	1,481	398,519			400,000

Issuance of common stock to The Ardmore Tree for services	55,000	55	26,345			26,400

Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206

Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)

Net loss for the six months ended June 30, 2009	-	-	-	-	(511,374)	(511,374)

Balance, June 30, 2009	21,740,908	$21,740	$1,391,666	$0	($1,618,631)	($205,225)

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 & 2008

	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net loss for the period	$(511,374)	$(490,321)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	12,599	1,117
Elimination of debt repayment to Loco Lobo, LLC	(75,000)	-
Accrued interest classified as equity	41,664
Issuance of common stock for services	26,400
Changes in Assets and Liabilities
Decrease in accounts receivable	258	64,161
(Increase) Decrease in prepaid expenses	5,015	(99,917)
(Increase) Decrease in inventory	74,113	(50,264)
(Increase) Decrease in deferred charges	3,759	(1,645)
(Increase) Decrease in deposits	4,384	(139,799)
Increase (Decrease) in accounts payable	(87,963)	9,193
Increase (Decrease) in accrued expenses and taxes	(2,164)	219,024
Increase (Decrease) in deferred revenue	(17,462)	21,991
Net Cash Used in Operating Activities	(525,771)	(466,460)

Cash Flows from Investing Activities:
Development of website asset	(98,817)	-
Purchase of assets	(5,519)	(8,000)
Net Cash Used in Investing Activities	(104,336)	(8,000)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	-	1,730,000
Distributions to affiliate – Crystal Magic	(122,542)	(355,851)
Proceeds from rights offering	828,078	-
(Decrease) in intercompany payable to Auleron 2005 LLC	(7,778)	-
Issuance of common stock for CMI & AMS	-	9,909
Increase in stockholders' equity	-	13,238
Payments on Long term debt	(2,420)	-
Net Cash Provided by Financing Activities	695,338	1,397,296

Net Increase in Cash and Cash Equivalents	65,231	922,836

Cash and Cash Equivalents – Beginning	146,349	32,680

Cash and Cash Equivalents – Ending	$211,580	$955,516

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Assets of Crystal Magic merged in due to change of control	$(747,106)
Liabilities of Crystal Magic merged in due to change of control	2,366,426
Equity of Crystal Magic merged in due to change of control	(1,619,320)
Reclassification of intercompany payable due to change in control	1,061,206
Reclassification of affiliate distribution to intercompany due to change in control	(1,061,206)
Conversion of convertible notes payable to stock	(1,730,000)
Conversion of convertible notes payable to stock	1,730,000

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Propell obtained voting control of Crystal Magic, Inc. on April 8, 2009.   Auleron 2005 LLC’s operations have been temporarily discontinued.  See Note 6 – “Investments in Affiliated Entities” – for additional information as to how the investments in these two companies are accounted for in the attached financial statements.

The accompanying unaudited interim consolidated financial statements of Propell Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Some notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K have been omitted.

Cash and Cash Equivalents

Propell considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2009 the Company had $211,580 of unrestricted cash to be used for future business operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash deposits and trade receivables.  In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2009, the Company did not have any deposits in excess of FDIC limits.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Principles of Consolidation

The consolidated financial statements include the accounts of Propell Corporation, Crystal Magic, Inc. as of April 9, 2009 and Mountain Capital, LLC after elimination of intercompany accounts and transactions.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting.  If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying cost is charged to earnings.  See Notes 6.

NOTE 2 – LEASES

On March 1, 2007 Mountain Capital, LLC entered into a lease agreement to rent office and warehouse space in Brea, California.  The term is three years without any renewal options.  The total lease expense for period ending June 30, 2009 was $18,227. The remaining commitment requires annual lease payments of $24,560 and expires on February 28, 2010.

On May 5, 2008 Propel Corporation entered into a lease agreement to rent office space in San Anselmo, California.  The term was through April 30, 2009 and we continue to rent on a month to month basis.  The lease expense for the period ending June 30, 2009 was $8,991.  The remaining commitment requires month to month lease payments of $1,498.

Crystal Magic, Inc. commenced leasing its corporate facility on January 1, 2005 for three years providing for two additional three year options. This lease was amended in May 2009 and converted to a month to month tenancy that will expire on December 31, 2009. The remaining commitment requires lease payments of $12,000 through December 31, 2009.  The total lease expense for the period of April 9, - June 30, 2009 was $5,467.

Minimum annual rents for all leases for the remaining lease terms are as follows:

Period Through	Amount

December 31, 2009 - CMI	$12,000
February 28, 2010 - AMS	$24,560
Total	$36,560

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2009:

Property and equipment - Crystal Magic, Inc.	$978,679
Property and equipment - Mountain Capital, LLC	52,176
Property and equipment - Propell Corporation	5,519
Less: accumulated depreciation and amortization - Crystal Magic, Inc.	(849,275)
Less: accumulated depreciation and amortization - Mountain Capital, LLC	(20,975)
Less: accumulated depreciation and amortization - Propell Corporation	(66)
Net Property and equipment	$166,059

Depreciation expense was $11,799 for the period ended June 30, 2009.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2009:

Prepaid insurance	2,454
$2,454

NOTE 5 – DISTRIBUTIONS TO AFFILIATE

Propell made short-term advances to its wholly owned subsidiary, Crystal Magic, Inc., to be used as working capital, primarily to develop and expand its Web Stores on Demand program, in the amount of $1,061,206.  A total of $122,542 was advanced during the period of January 1, 2009 – April 8, 2009.  These advances are due upon demand and bear no interest. Management of Propell believes that Crystal may eventually be able to repay these advances to Propell; however, due to Propell’s lack of control over Crystal Magic through April 8, 2009, the advances had been recorded as distributions to affiliate and were reflected as a reduction of stockholders’ equity.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

In April 2008, Propell acquired 100% of the outstanding common shares of Crystal Magic, Inc. in exchange for Propell common shares. The former majority shareholder of Crystal was issued a preferred stock option, which effectively prevented Propell from having control of Crystal while this option was in place.  On April 8, 2009, this option was eliminated and we now have control of Crystal Magic, Inc. Due to Crystal Magic, Inc.’s history of operating losses and its negative working capital position, it was determined that its fair value as of the date of control, April 8 2009, is $-0-.  Beginning April 9, 2009, Crystal Magic’s financial statements are being consolidated into Propell.

In May 2008, Propell acquired 100% of the ownership interests of Auleron 2005, LLC. This investment is accounted for as an asset purchase.  The operations of Auleron 2005, LLC have been temporarily discontinued.  The fair value of the net assets of Auleron 2005, LLC as of the date of acquisition have been determined to be immaterial to the financial statements and at June 30, 2009 were determine to have $-0- value.

See Notes 1.

NOTE 7 – ACCRUED EXPENSES AND TAXES

Accrued expenses and taxes consisted of the following at June 30, 2009:

Payroll	$62,848
Taxes	11,316
Marketing	60,699
Professional Fees	21,609
Total accrued expenses & taxes	$156,472

NOTE 8 – OTHER EXPENSE

Other income and expense consisted of the following for the period ended June 30, 2009:

Interest income	$743
Vendor invoice adjustments	23,420
Insurance claim/damaged kiosk	6,487
Debt forgiveness	76,875
Interest expense	(12,123)
Total other expense (income)	$95,401

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 9 – NOTES PAYABLE

On March 2, 2009, the Company converted $1,730,000 in convertible notes payable to 8,650,000 shares of its common stock.  On April 8, 2009 Propell obtained control of Crystal Magic, Inc. and also agreed to pay the interest and the monthly payments on the notes  issued to Crystal Magic listed in the table below:

	Current	Long Term

SBA - Orlando National Bank Note 94-1-S279 – This note is secured by all inventories, accounts receivable, equipment. This note requires monthly interest and principal payments with an interest rate of 6.75%.  The note matures November 1, 2012

	$ 56,597	$ 194,650

SBA - Orlando National Bank Note 94-1-S308 – This note is secured by all inventories, accounts receivable, equipment. This note requires monthly interest and principal payments with an interest rate of 6.25%.  The note matures May 1, 2010

	$ 68,740	$ 36,063

SBA - Orlando National Bank Note 94-1-S309 – This note is secured by all inventories, accounts receivable, equipment. This note requires monthly interest and principal payments with an interest rate of 6.25%.  The note matures January 1, 2011

	$ 40,695	$ 50,838

SBA – Disaster Loan 5114784007 – This note is secured by all inventories, accounts receivable, equipment. This note requires monthly interest and principal payments with an interest rate of 4.09%.  The note matures May 1, 2032

	$ 11,089	$ 380,062

Total	$177,121	$ 661,613

Future principal payments under notes payable obligations as of June 30, 2009 and for each of the remaining years and in aggregate are as follows:

Year ended	Amount
June 30, 2010	$ 177,121
June 30, 2011	151,491
June 30, 2012	84,236
June 30, 2013	81,842
June 30, 2014	12,983
Thereafter	331,061
Total	$ 838,734

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

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 11 – INCOME TAXES

For the period ended June 30, 2009, Propell has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,618,631 at June 30, 2009, and will expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$550,335
Valuation allowance	(550,335)
Net deferred tax asset	$-0-

NOTE 12 – STOCKHOLDERS’ EQUITY

Propell Corporation has 21,740,908 shares of common stock, $.001 par value, issued and outstanding as of June 30, 2009.  The total number of shares of stock which Propell Corporation shall have authority to issue is seventy five million (75,000,000) shares of Common Stock, par value $.001 per share and ten million (10,000,000) shares of Preferred Stock, par value $.001 per share.

In April 2008, Propell announced the successful merger of Crystal Magic, Inc. based in Orlando, Florida in exchange for 5,400,000 restricted shares of common stock valued at $5,400. In May 2008, we announced the successful acquisition of Mountain Capital, LLC and Auleron 2005, LLC based in New York in exchange for 2,094,864 and 136,088 restricted shares of common stock, respectively valued at $2,231.  The investment in Crystal Magic was being accounted for using the cost method for accounting purposes through April 8, 2009 until which time Propell obtained control of Crystal Magic.  See Note 6.

In May 2008, convertible notes payable totaling $22,780 was converted into 2,278,000 shares of common stock, per the terms of the convertible notes. See Notes 9 and 10.

In March 2009, convertible notes payable totaling $1,730,000 was converted into 8,650,000 shares of common stock, per the terms of the convertible notes.  See Notes 9 and 10.

In March 2009, 60,000 shares of common stock were issued to The Guild, a marketing agency, in exchange for services rendered.

In March 2009, 1,585,474 shares of common stock were issued in a Rights Offering that raised $428,078.

In May 2009, 1,481,482 shares of common stock were issued in a Rights Offering that raised $400,000.

In June 2009, 55,000 shares of common stock were issued to The Ardmore Tree, a sub contractor, in exchange for services rendered.

Propell made short-term advances to its wholly owned subsidiary, Crystal Magic, Inc., to be used as working capital, primarily to develop and expand its Web Stores on Demand program, in the amount of $1,061,206. The advances are due upon demand and bear no interest. Management of Propell believes that Crystal may eventually be able to repay these advances to Propell; however, due to Propell's lack of control over Crystal Magic through April 8, 2009, the advances had been recorded as distributions to affiliate and are reflected as a reduction of stockholders' equity.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Financing Transactions

In May 2008, convertible notes payable totaling $22,780 was converted into 2,278,000 shares of common stock, per the terms of the convertible notes. See Notes 10 and 12.

In March 2009, 60,000 shares of common stock were issued to The Guild, a marketing agency, in exchange for services rendered.

In June 2009, 55,000 shares of common stock were issued to The Ardmore Tree, a sub contractor, in exchange for services rendered.

NOTE 14 – GOING CONCERN

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

UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

On April 10, 2008, Propell Corporation (“Propell”) completed its acquisition of Crystal Magic, Inc., (“CM”). On May 6, 2008, Propell completed its acquisition of Auleron 2005 LLC (“Auleron”) and Mountain Capital LLC (“Mountain”). For accounting purposes, the business combination of Propell and Mountain has been treated as a business combination with Propell as the acquirer. For accounting purposes, the business combination of Propell and Crystal Magic had been treated as an investment in our balance sheet and is accounted for under the cost method of accounting through April 8, 2009, the date that we obtained control of Crystal Magic, Inc.. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Up until April 8, 2009 Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that the major shareholder, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  On April 8, 2009 Mr. Rhodes entered into an agreement with us which, among other things, terminated the option.  In addition, Mr. Rhodes no longer serves on our board of directors. Crystal Magic engaged in the initial merger with Propell for the purpose of consolidating revenue, expenses and resources. The following unaudited pro forma income statements are based on historical financial statements of Propell, Crystal Magic and Mountain. The acquisition of AUL is accounted for as an asset purchase. AUL is not a part of these pro forma financial statements. The unaudited pro forma combined financial statements are provided for information purposes only. The pro forma financial statements are not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the dates indicated below. In addition, the unaudited pro forma combined financial statements do not purport to project the future financial position or operating results of the combined company. The unaudited pro forma combined financial information has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. For pro forma purposes:

The Unaudited Pro Forma Combined Income Statement for the period ended December 31, 2008 combines the historical income statements of Propell, Crystal Magic and Mountain for the indicated periods, giving effect to the acquisitions/mergers as if they had occurred on January 1, 2008.

The Unaudited Pro Forma Combined Income Statement for the six months ended June 30, 2009 combines the historical income statements of Propell, Crystal Magic and Mountain for the indicated periods, giving effect to the acquisitions/mergers as if they had occurred on January 1, 2009.

These unaudited pro forma combined financial statements and accompanying notes should be read in conjunction with the separate historical financial statements of Propell Corporation, Crystal Magic and Mountain Capital as of and for the years ended December 31, 2008 and 2007.

PROPELL CORPORATION

PRO FORMA COMBINED STATEMENT OF OPERATIONS (unaudited)

FOR THE PERIOD ENDED DECEMBER 31, 2008

	Propell	Crystal Magic	Mountain Capital	Eliminations	Consolidated

Gross Revenues	$674	$2,681,616	$1,466,821		$4,149,111

Cost of Goods Sold	1,809	451,490	957,424		1,410,723

Gross Profit	(1,135)	2,230,126	509,397	-	2,738,388

Operating Expenses	720,776	2,871,995	1,069,006		4,661,777

Operating Loss	(721,911)	(641,869)	(559,609)	-	(1,923,389)

Other (Expense) Income	(32,870)	55,732	0		22,862

Net Loss before Provision for Income Taxes	(754,781)	(586,137)	(559,609)	-	(1,900,527)

Provision for Income Taxes	0	0	0		0

Net Loss	$(754,781)	$(586,137)	$(559,609)		$(1,900,527)

Weighted Average Number of Shares Outstanding	-	-	-		6,881,280

Net Loss per Share	-	-	-		$(0.28)

PROPELL CORPORATION

PRO FORMA COMBINED STATEMENT OF OPERATIONS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Propell	Crystal Magic	Mountain Capital	Eliminations	Consolidated

Gross Revenues	$3,340	$627,398	$64,553		$695,291

Cost of Goods Sold	5,197	75,918	69,606		150,721

Gross Profit	(1,857)	551,480	(5,053)	-	544,570

Operating Expenses	335,698	795,423	212,471		1,343,592

Operating Loss	(337,555)	(243,943)	(217,524)	-	(799,022)

Other (Expense) Income	24,163	66,428	6,487		97,078

Net Loss before Provision for Income Taxes	(313,392)	(177,515)	(211,037)	-	(701,944)

Provision for Income Taxes	0	0	0		0

Net Loss	$(313,392)	$(177,515)	$(211,037)		$(701,944)

Weighted Average Number of Shares Outstanding	-	-	-		17,180,814

Net Loss per Share	-	-	-		$(0.04)

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Crystal Magic, Inc.

Orlando, Florida

We have audited the accompanying balance sheets of Crystal Magic, Inc., a Florida Corporation, as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crystal Magic, Inc., as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan

February 28, 2009

CRYSTAL MAGIC, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash	$3,953	$10,850
Accounts receivable, net	128,316	117,764
Prepaid expenses	29,814	8,542
Inventory	193,829	183,418
Deposits – current	5,904	6,105
Due from Mountain Capital LLC	2,017	-
Total Current Assets	363,833	326,679

Property and equipment, net	149,994	157,614

Other Assets
Website asset	358,613	-
Patents, net	15,196	21,078
Deposits – long-term	7,401	7,401
Total Other Assets	381,210	28,479

TOTAL ASSETS	$895,037	$512,772

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$384,929	525,263
Accrued expenses and taxes	63,667	56,791
Due to Propell Corporation	938,664	-
Customer deposits	21,023	19,920
Notes payable – related parties	278,180	16,000
Notes payable – current portion	177,121	162,104
Total Current Liabilities	1,863,584	780,078

Long – Term Liabilities
Notes payable	666,947	782,797

TOTAL LIABILITIES	2,530,531	1,562,875

STOCKHOLDERS’ DEFICIT
Capital stock	10,000	10,000
Paid in capital	132,576	132,576
Accumulated deficit	(1,778,070)	(1,192,679)
TOTAL STOCKHOLDERS’ DEFICIT	(1,635,494)	(1,050,103)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$895,037	$512,772

The accompanying notes are an integral part of the financial statements.

CRYSTAL MAGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

GROSS REVENUES	$2,681,616	$4,129,130

COST OF GOODS SOLD	451,490	761,432

GROSS PROFIT	2,230,126	3,367,698

OPERATING EXPENSES	2,871,249	3,623,611

OPERATING LOSS	(641,123)	(255,913)

OTHER INCOME (EXPENSES)	55,732	(46,883)

NET LOSS	$(585,391)	$(302,796)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,713	45,713

NET LOSS PER SHARE	$(12.82)	$(6.62)

The accompanying notes are an integral part of the financial statements.

CRYSTAL MAGIC, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OF DECEMBER 31, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, January 1, 2006	45,713	$10,000	$132,576	($669,988)	($527,412)

Net loss for the year ended December 31, 2006	-	0	0	(219,895)	(219,895)

Balance, December 31, 2006	45,713	10,000	132,576	(889,883)	(747,307)

Net loss for the year ended December 31, 2007	-	0	0	(302,796)	(302,796)

Balance, December 31, 2007	45,713	10,000	132,576	(1,192,679)	(1,050,103)

Net loss for the year ended December 31, 2008	-	0	0	(585,391)	(585,391)

Balance, December 31, 2008	45,713	$10,000	$132,576	($1,778,070)	($1,635,494)

The accompanying notes are an integral part of the financial statements.

CRYSTAL MAGIC, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows from Operating Activities:
Net loss for the period	$(585,391)	$(302,796)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	49,676	36,375
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(10,552)	273,907
(Increase) decrease in prepaid expenses	(21,272)	6,472
(Increase) in inventory	(10,411)	(11,698)
(Increase) decrease in deposits – current	201	(11,225)
(Increase) in due from Mountain Capital LLC	(2,017)	-
Increase (decrease) in accounts payable	(140,334)	104,616
Increase (decrease) in accrued expenses and taxes	6,876	(6,320)
Increase (decrease) in customer deposits	1,103	(190,553)
Net Cash Used in Operating Activities	(712,121)	(101,222)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(36,174)	(122,553)
Development of website asset	(358,613)	-
Cash received from investments	-	119,823
Net Cash Used in Investing Activities	(394,787)	(2,730)

Cash Flows from Financing Activities:
Payments on Liberty National and 9/11 disaster loans	(100,833)	(20,022)
Proceeds from Propell Corporation – related party	938,664	-
Proceeds from notes payable – related parties	262,180	16,000
Net Cash Provided by (Used in) Financing Activities	1,100,011	(4,022)

Net Decrease in Cash and Cash Equivalents	(6,897)	(107,974)

Cash and Cash Equivalents – Beginning	10,850	118,824

Cash and Cash Equivalents – Ending	$3,953	$10,850

The accompanying notes are an integral part of the financial statements.

CRYSTAL MAGIC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Crystal Magic, Inc. (the “Company”) was formed as a Florida Corporation on April 10, 1998.  The Company is headquartered in Orlando, Florida and its primary business is to provide personalized subsurface etched photo crystal and subsurface etched promotional products.  The Company is one of the largest subsurface etching companies in North America and owns and operates retail kiosks and displays in theme parks (Disneyworld (3), Disneyland (3), and Universal Orlando (2)).  The Company utilizes the distribution channel of more than 20,000 distributors that are members of the Advertising Specialty Institute and or the Promotional Products Association International organizations for its custom awards and gift products.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks.

Accounts Receivable

The Company considers accounts receivable at December 31, 2008 to be fully collectible; accordingly, no allowance for doubtful accounts is required.  If amounts become uncollectible, the uncollectible amounts will be charged against operations when that determination is made.  For the years ended December 31, 2008 and 2007 the Company recognized bad debt expense of $5,707 and $540 respectively.

Property & Equipment

Property and equipment are stated at cost less accumulated depreciation or amortization.  Depreciation of property and equipment are computed principally by the straight-line method based upon estimated lives of assets ranging between five to seven years. Depreciation for the years ended December 31, 2008 and 2007 was $43,794 and $36,375, respectively.

Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in results from operations.

Financial Instruments

Financial instruments consist primarily of accounts receivable and obligations under accounts payable and accrued expenses. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.

The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Basis of Presentation

The financial statements include the accounts of the Company.  Certain prior year amounts in the financial statements have been reclassified to conform to the fiscal 2008 presentation.

Revenue and Cost Recognition

The Company recognizes revenues when products are delivered or shipped to customers.

Compensated Absences

Employees of the Company are entitled to paid vacation depending upon lengths of service and other factors.  The amount of compensation for future vacations cannot be reasonably estimated. Accordingly, no liability has been recorded in the accompanying financial statements.  The Company’s policy is to recognize compensated vacations when actually paid to employees.

CRYSTAL MAGIC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company is an S Corporation for income tax purposes. Consequently, Federal income taxes are not payable by, or provided for, the Company. Stockholders are taxed individually on their shares of the Company's earnings. Accordingly, the financial statements do not reflect a provision for income taxes.

Loss Per Share

During the years ended December 31, 2008 and 2007, the Company had no stock options or securities convertible into any form of equity outstanding.  Therefore, the calculation of Loss Per Share is equal to the number of common shares outstanding during the respective fiscal years.

Also, during the years ended December 31, 2008 and 2007 there were no transactions that either reduced or increased the total number of outstanding shares.  Therefore, the weighted average number of shares used to calculate Loss per Share equals the number of shares outstanding for the fiscal years presented.

Recently Issued Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - PROPERTY & EQUIPMENT

Property and equipment are summarized as follows at December 31:

	2008	2007
Office equipment	$ 184,500	$ 167,844
Laser equipment	724,528	709,693
3D scanning equipment	42,820	42,820
Retail fixtures	26,831	22,147
Less: Accumulated depreciation	(828,685)	(784,890)
Property & equipment, net	$ 149,994	$ 157,614

NOTE 3 – PREPAID EXPENSES

Prepaid expenses are summarized as follows at December 31:

	2008	2007
Prepaid insurance	$ 8,091	$ 0
Prepaid trade show expenses	17,113	8,542
Prepaid advertising	476	0
Prepaid software maintenance	4,134	0
Total prepaid expenses	$ 29,814	$ 8,542

CRYSTAL MAGIC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 28, 2007 the Company entered into a short term stockholder loan for bridge financing involved with taking the company public.  The interest rate of the loan is 6% per annum and the note is payable simultaneous with the closing of any financing that exceeds five hundred thousand ($2,000,000) unless the shareholder consents to an extension of the maturity date.

During 2008 the Company entered into a short term stockholder loan for bridge financing involved with taking the company public. The interest rate of the loan is 6% per annum and the note is payable simultaneous with the closing of any financing that exceeds five hundred thousand ($2,000,000) unless the shareholder consents to an extension of the maturity date.

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense paid on all indebtedness amounted to $62,106 and $52,727 for the years ending December 31, 2008 and 2007, respectively.  Amounts paid for income taxes totaled $-0- for the years ending December 31, 2008 and 2007.

NOTE 6 – OPERATING LEASE AGREEMENTS

The Company commenced leasing its corporate facility on January 1, 2005 for three years providing for two additional three year options. The lease contains a provision for payment of additional rent for operating expenses up to a maximum of $0.95 per square foot with annual cap increases of 10% per year on said additional rent. Minimum annual rents for the next five years are as follows:

Year Ending:	Amount:
December 31, 2009	$ 46,144
December 31, 2010	$ 47,258
December 31, 2011	$ 48,954
December 31, 2012	$ 50,422
December 31, 2013	$ 52,118

NOTE 7 – ACCRUED EXPENSES AND TAXES

Accrued expenses and taxes are summarized as follows at December 31:

	2008	2007
Accrued expenses	$ 8,893	$ 10,647
Accrued wages and related payroll	54,691	45,907
Accrued taxes	83	237
Total Accrued expenses	$ 63,667	$ 56,791

CRYSTAL MAGIC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8 – NOTES PAYABLE

The table below summarizes the Company’s loans payable at December 31, 2008.

	Current	Long Term

SBA - Orlando National Bank Note 94-1-S279 – This note is secured by all inventory, accounts receivable, equipment. This note requires monthly interest and principal payments with an interest rate of 6.75%.  The note matures November 1, 2012

	$ 56,597	$ 194,650

SBA - Orlando National Bank Note 94-1-S308 – This note is secured by all inventory, accounts receivable, equipment. This note requires monthly interest and principal payments with an interest rate of 6.25%.  The note matures May 1, 2010

	$ 68,740	$ 36,063

SBA - Orlando National Bank Note 94-1-S309 – This note is secured by all inventory, accounts receivable, equipment. This note requires monthly interest and principal payments with an interest rate of 6.25%.  The note matures January 1, 2011

	$ 40,695	$ 50,838

SBA – Disaster Loan 5114784007 – This note is secured by all inventory, accounts receivable, equipment. This note requires monthly interest and principal payments with an interest rate of 4.09%.  The note matures May 1, 2032

	$ 11,091	$ 385,396

Total	$ 177,121	$ 666,947

Future principal payments under note payable obligations as of December 31, 2008 and for each of the remaining years and in the aggregate are as follows:

Year Ending
December 31, 2009	$ 177,121
2010	151,491
2011	84,236
2012	81,842
2013	12,983
Thereafter	336,395
Total Notes payable	$ 844,068

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses and has not yet obtained capital needed to achieve management’s plans and support its operations and there is no assurance that the Company will be able to raise such financing.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to raise additional capital and is seeking to implement other strategies to meet operational goals and generate cash from operation to pay obligations and implement the business plan.

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

General

The following analysis of our consolidated financial condition and results of operations for the six months and three months ended June 30, 2009 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of June 30, 2009 and our pro forma results of operations as of June 30, 2009 and December 31, 2008 which have been prepared in accordance with accounting principles generally accepted in the United States. For accounting purposes, our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet for the year ended December 31, 2008 and is accounted for under the cost method of accounting through April 8, 2009, the date that we obtained control of Crystal Magic, Inc. for accounting purposes.  At the time of the merger of Crystal Magic into an acquisition subsidiary of ours, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Up until April 8, 2009, Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that Mr. Rhodes could exert substantial influence over our board of directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  Mr. Rhodes entered into an agreement with us which, among other things, terminated the option.  In addition, Mr. Rhodes no longer serves on our board of directors. Crystal Magic’s financial statements have been consolidated with ours beginning April 9, 2009. The revenue derived from the operations of Mountain Capital, LLC is reflected in our revenue and expenses in our income statement and our investment in Auleron 2005, LLC is accounted for as an asset purchase. The operations of Auleron 2005, LLC have been temporarily discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

Overview

Propell Corporation is a Delaware corporation and was originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”) merged with an acquisition subsidiary of ours formed solely for the purpose of the merger. Crystal Magic was the surviving corporation, thus becoming our wholly owned subsidiary. As part of this transaction, we issued an aggregate of 5,400,000 shares to the former shareholders of CMI, thus giving the CMI shareholders 100% of our outstanding stock. .  In addition, Mr. Rhodes was issued an option to acquire CMI shares which exercised could have resulted in Mr. Rhodes being deemed to have control over CMI. Due to the significant influence that Steven Rhodes could have exerted with respect to Crystal Magic, CMI had been classified as an investment on Propell’s balance sheet and has been accounted for under the cost method through April 8, 2009, the date that we obtained control of Crystal Magic, Inc.. On May 6, 2008, we acquired each of Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary of ours. A total of 2,094,864 shares of the Company’s common stock were issued to the members of Mountain Capital, LLC and a total of 136,088 shares of the Company’s common stock were issued to the members of AUL. We accounted for the acquisition of AMS using the Purchase Method provided for in SFAS 141 – “Business Combinations” and allocated the purchase price to the assets and liabilities that were acquired, based on their fair values. We accounted for our investment in AUL as an asset purchase. The mergers were completed in order to form a consolidated enterprise with subsidiaries that each have experience in complementary parts of the imaging and personalized products industries, and to expand their capabilities both online and at retail.

Our reportable businesses are more fully individually described below under “Operating Model and Reporting Structure.”

OUR PLAN OF OPERATIONS

Our current operations involve sales and operations from two of our subsidiaries, CMI and AMS, as well as Propell. For accounting purposes, our interest in Crystal Magic, Inc. was classified as an investment in our balance sheet and was accounted for under the cost method of accounting through April 8, 2009, the date that we obtained control of Crystal Magic, Inc..  Effective with our gaining control of CMI on April 8, 2009, we begain consolidating its activities and financial position into our consolidated financial statements. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Up until April 8, 2009 Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  On April 8, 2009 Mr. Rhodes entered into an agreement with us which, among other things, terminated the option.  In addition, Mr. Rhodes no longer serves on our board of directors. Crystal Magic engaged in the initial merger with Propell for the purpose of consolidating revenue, expenses and resources. The revenue derived from the operations of Mountain Capital, LLC is reflected in our revenue and expenses in our income statement and our investment in Auleron 2005, LLC is classified as an asset purchase. The operations of Auleron 2005, LLC have been temporarily discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements.

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

Traditionally, AMS has sold its kiosks directly to the retail channel at a suggested retail price of approximately $13,500 each, while also gaining revenue from the sale of supplies and other products. Under this model, profits from the sale of retail kiosk units are retained by the retail owner. In February 2009, to reduce costs and to permit the AMS sales team to assist in sales and marketing of our Internet initiatives, we contracted out sales and support of our kiosk operation to a third party, who purchases inventory from us and in turn resells it to kiosk customers.  By doing so, we have reduced our obligations and costs related to supporting kiosks in the field while permitting us to utilize limited personnel resources to market our Internet services.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. We have raised 2.56 million dollars in the form of convertible notes and a rights offering during the last fifteen months and have used $2.53 million of the $2.56 million we raised. The approximate $30,000 that remains is not sufficient capital to last beyond August 2009. We are currently in negotiations for raising funds, however there can be no assurance that such negotiations will be successful or that the terms of such financing will will be acceptable to us.  It is also our intent to raise additional capital through the sale of securities from other sources; however there can be no assurance that such financing will be available.

OPERATING MODEL AND REPORTING STRUCTURE

PROPELL CORPORATION

For the purposes of this MD&A, we shall report on Propell for the six months and three months ended June 30, 2009 and 2008 which include AMS, Propell for the entire three and six months and CMI for the period of April 9 through June 30, 2009, but do not include the revenue or expenses of AUL and for the period ended June 30, 2008 do not include CMI prior to April 10, 2008 (the date of the CMI merger) or AMS prior to May 6, 2008 (the date of the AMS merger). For a comparative analysis, we shall also provide pro forma financial statements for Propell for the six months ended June 30, 2009 and the twelve months ended December 31, 2008  which shall include CMI and AMS for the periods ended and Propell from inception beginning January 29, 2008,  but do not include the revenue or expenses of AUL.  Management believes that the pro forma financials are relevant, material, and necessary for present and prospective investors to properly evaluate an investment in Propell.   In addition, even though pro forma combined financial statements for the six months ended June 30, 2008 and for the year ending December 31, 2007 are not presented, we will include in our discussion some comparative information, including charts that will show condensed comparative pro forma combined information. We believe this comparative history is also relevant for present and prospective investors.  For accounting purposes, through April 8, 2009 our interest in Crystal Magic, Inc. was classified as an investment in our balance sheet under the cost method of accounting. Crystal Magic’s financial statements were not consolidated with ours for accounting purposes through April 8, 2009 because Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Mr. Rhodes entered into an agreement with us on April 8, 2009 which, among other things, terminated the option.  Additionally, Mr. Rhodes no longer serves on our board of directors. We accounted for our investment in Auleron 2005, LLC as an asset purchase. The operations of Auleron 2005, LLC have been temporarily discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended June 30, 2009.

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

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings. We adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have an impact on our financial statements.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2009 & 2008 (Unaudited)

Propell incorporated on January 29, 2008.  On April 10, 2008 we acquired Crystal Magic, Inc. (CMI) and beginning April 9, 2009 we acquired control of CMI for accounting purposes.  On May 6, 2008, we acquired Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”).  Therefore our result of operations includes selected income statement data for our wholly owned subsidiaries AMS from May 6, 2008 through June 30, 2009 and CMI from April 9, 2009 through June 30, 2009.

	THREE MONTHS ENDED		THREE MONTHS ENDED
	6/30/2009	% of Sales	6/30/2008	% of Sales
Total sales	$308,525		$102,380
Less :Cost of goods sold	48,489	16%	76,290	75%
Gross profit	260,036	84%	26,090	25%
Operating expenses	600,394	195%	389,665	381%
Loss from operations before interest, other income (expense), and income taxes	($340,358)	-110%	($363,575)	-355%

For the three months ended June 30, 2009, substantially all of our revenue (96% or $296,556) was derived from the CMI operation which included the period of April 9 through June 30, 2009 for accounting purposes.  AMS accounted for 3% of $9,212 and Propell accounted for 1% or $2,757 of our total revenue.  All of the AMS revenue is derived from recognizing deferred warranty revenue and 100% of Propell’s revenue is derived from our Propellstores initiative.  Cost of goods sold for such period totaled $37,930 for CMI, $6,193 AMS’s warranty recognition costs & Propell accounted for the remaining $4,366 which included costs associated with beta testing our Propellstores initiative.  Operating expenses for the three months ended June 30, 2009 totaled $600,394 of which $313,887 related to CMI (a substantial portion of which were salaries and rent), $96,736 related to AMS and the remaining $189,771 related directly to Propell.  The quarter end operating expenses consisted of depreciation $11,022, compensation $330,230, health insurance $18,675, marketing $10,115, professional fees $35,175, rents $119,667, subcontract $16,637, travel $1,830 and general office $57,043.  Rent expense included $103,170 related to CMI a majority of which is related to its theme park operations.  Quarter over quarter comparable operating expenses for Propell decreased by 15% primarily attributable a decrease in marketing expenses.  Quarter over quarter comparable operating expenses for AMS decreased by 40% primarily attributable to a reduction in compensation and personnel related expenses associated with contracting out sales and support of our kiosk operation to a third party to permit our remaining AMS sales team to assist in sales and marketing of our Propellstores sales initiatives.  For accounting purposes, CMI’s operations are only reflected in our consolidated results from April 9 through June 30, 2009 and therefore actual comparables are not available.

For the three months ended June 30, 2008 we generated all of our revenue from our AMS operation $102,380 which reflects the period of May 6 – June 30, 2008 as a result of our acquisition date.  Our AMS subsidiary was not acquired until May 5, 2008 & the inception date of Propell was January 29, 2008 for the primary purpose of creating a public entity to merge or acquire entities such as our wholly owned subsidiaries, CMI, AMS, and AUL.  Operating expenses for the three months ended June 30, 2008, which related solely to the operations of AMS and Propell, totaled $389,665 of which $227,548 related directly to Propell for salaries, filing fees and professional fees associated with going public.  The remaining $162,117 of operating expenses are attributable AMS’s kiosk operations $114,972 attributable to compensation, $6,075 for health insurance, $3,154 for marketing, $2,693 for professional fees, $5,745 for rent, $11,643 for travel, $1,117 for depreciation and $16,718 for general office expense.

Consolidated Results of Operations for the Six Months Ended June 30, 2009 & 2008 (Unaudited)

Propell incorporated on January 29, 2008.  On April 10, 2008 we acquired Crystal Magic, Inc. (CMI) and beginning April 9, 2009 we acquired control of CMI for accounting purposes.  On May 6, 2008, we acquired Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”).  Therefore our result of operations includes selected income statement data for our wholly owned subsidiaries AMS and CMI.

	SIX MONTHS ENDED		SIX MONTHS ENDED
	6/30/2009	% of Sales	6/30/2008	% of Sales
Total sales	$364,449		$102,380
Less :Cost of goods sold	112,733	31%	76,290	75%
Gross profit	251,716	69%	26,090	25%
Operating expenses	858,491	236%	509,425	498%
Loss from operations before interest, other income (expense), and income taxes	($606,775)	-166%	($483,335)	-472%

For the six months ended June 30, 2009, a substantial portion of our revenue (81% or $296,556) was derived from the CMI operation which included the period of April 9 through June 30, 2009 for accounting purposes.  AMS accounted for 18% of $64,553 and Propell accounted for 1% or $3,340 of our total revenue.  Our AMS revenue is derived from the sale of kiosks and recognizing deferred warranty revenue and 100% of Propell’s revenue is derived from our Propellstores initiative.  Cost of goods sold for such period totaled $37,930 for CMI, $69,606 for AMS & Propell accounted for the remaining $5,197 which included costs associated with beta testing our Propellstores initiative.  AMS entered into an arrangement with our distributor in which we agreed to sell up to $40,000 of our inventory at a 95% discount of our carrying cost during the first calendar quarter of 2009 and up to $15,000 per quarter in subsequent quarters so long as we have the available inventory, which resulted in negative gross margin for AMS.  Operating expenses for the six months ended June 30, 2009 totaled $859,491of which $313,887 related to CMI, $212,471 related to AMS and the remaining $333,133 related directly to Propell.  The quarter end operating expenses consisted of depreciation $12,599, compensation $485,027, health insurance $35,382, marketing $15,717, professional fees $59,722, rents $135,711, subcontract $15,637, travel $7,289 and general office $92,407.  Rent expense included $103,170 related to CMI a majority of which is related to its theme park operations.  Quarter over quarter comparable operating expenses for Propell decreased by 3% primarily attributable to a $33,807 decrease in professional fees upon attaining effective status of our registration statement on Form S-1 from the Securities and Exchange Commission in December 2008.  For accounting purposes, AMS’s operations are only reflected in our consolidated results from May 6 through June 30, 2008 and therefore comparables are not reflective of actual results.  Comparable results for AMS can be reviewed in our provided pro forma financial statements.  For accounting purposes, CMI’s operations are only reflected in our consolidated results from April 9 through June 30, 2009 and therefore comparables are not reflective of actual results.

For the six months ended June 30, 2008 we generated all of our revenue from our AMS operation $102,380 which reflects the period of May 6 through June 30, 2008 as a result of our acquisition date.  Our AMS subsidiary was not acquired until May 5, 2008 & the inception date of Propell was January 29, 2008 for the primary purpose of creating a public entity to merge or acquire entities such as our wholly owned subsidiaries, CMI, AMS, and AUL.  Operating expenses for the six months ended June 30, 2008 totaled $509,425 of which $347,307 related directly to Propell for salaries, filing fees and professional fees associated with going public.  The remaining $162,117 of operating expenses are attributable AMS’s kiosk operations $114,972 attributable to compensation, $6,075 for health insurance, $3,154 for marketing, $2,693 for professional fees, $5,745 for rent, $11,643 for travel, $1,117 for depreciation and $16,719 for general office expense.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities and revenue derived from our CMI and AMS operations.  We have recently shifted our AMS focus away from the sale of kiosks to the sale of what we believe to be a more economic product, our PropellStores. In addition, in order to have the staff needed to successfully engage in our PropellStores internet business we recently began using a third party to sell our kiosk products and to service our kiosk customers.  Both of these changes have resulted in decreased revenue from our kiosk business.  Although we anticipate that our internet business will eventually replace our kiosk business it is difficult for us to assess what the impact of this shift will be on our overall revenue.

Six Months Ended June 30, 2009 - Cash Flow Activity

Propell’s primary sources and uses of cash for the six months ended June 30, 2009, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs and an influx of $828,078 in cash from a rights offering which converted into 3,066,956 common shares of the Company’s stock. Net cash used in operating activities from continuing operations was $525,771 for the six months ended June 30, 2009. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•

A slight decrease in accounts receivables and prepaid expenses.

•

A decrease in inventory related to our decision to sell inventory to our contracted third party kiosk sales & support company and lower replenishment levels of CMI’s inventory to maximize cash flow.

•

A decrease in accounts payable as less expenses were incurred that were related to our public offering once the registration statement on Form S-1 was declared effective, paying off a balance of $23,278 to one of AMS’s kiosk supply vendors in order for our third party contractor to continue servicing our kiosk customers.

•

A decrease in deferred revenue relating to extended service contracts for Kiosk units sold by AMS.

•

An increase in accrued expenses resulting from payroll expense accruals.

Net cash used in investing activities for the six months ended June 30, 2009, was $104,336 primarily attributable to PropellStores web development costs.

Net cash provided by financing activities was $695,338 which included $828,078 of proceeds from our rights offering in which common stock and warrants were issued to investors, the issuance of common stock for services in the amount of $26,400 and was offset by intercompany loans provided to CMI in the amount of $122,542, intercompany loans provided to AUL in the amount of $7,778 to fund its operations and the elimination of debt repayment to Loco Lobo, LLC. The intercompany loans are not evidenced by a note, are not secured by collateral and do not bear interest. The loans were used by Crystal Magic for working capital purposes. Management believes that Crystal may eventually be able to repay these loans.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. We have raised 2.56 million dollars in the form of convertible notes and a rights offering during the last fifteen months and have used $2.53 million of the $2.56 million we raised. The approximate $30,000 that remains is not sufficient capital to last beyond August 2009. We are currently in negotiations for raising funds, however there can be no assurance that such negotiations will be successful or that the terms of such financing will will be acceptable to us.  It is also our intent to raise additional capital through the sale of securities from other sources; however there can be no assurance that such financing will be available

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

We are subject to the risk that our liquidity will be impacted by our obligation to fund our expenses and certain loans owed by Crystal Magic. In April 2009, we entered into an agreement with Mr. Rhodes whereby we agreed to reimburse Crystal Magic for the interest payments on certain debt of Crystal Magic under loans issued by the Orlando National Bank under the approval of the US Small Business Administration (the “SBA”) and the monthly payments owed by Crystal Magic so long as the monthly payments remain at $2193 until certain shares of Mr. Rhodes are released from escrow. We also agreed to assume the payment for these loans in the event of the bankruptcy of Crystal Magic and the demand of the SBA or the Orlando National Bank of payment under Mr. Rhodes’ guarantee. Mr. Rhodes has placed 2,000,000 shares of our stock owned by him in escrow to be used by us in our discretion at any time after one year to pay the amounts owed by Crystal Magic under these loans. The indemnification agreement that we had previously entered into with Mr. Rhodes and his wife with respect to payment of the loans if a demand was made against either of them under the guarantee has been terminated. The Orlando National Bank is currently permitting several of the SBA loans to be serviced on an interest-only basis.

The impact that contractual obligations are expected to have on liquidity and cash flow in future periods is as follows:

		Month Ended
	Total	Jun-09	Jun-10	Jun-11	Jun-12	Jun-13	Thereafter
Long-term debt (1)	$838,734	177,121	151,491	84,236	81,842	12,983	331,061
Operating lease obligations	$36,560	36,560	-	-	-	-	-
Total	$875,294	$213,681	$151,491	$84,236	$81,842	$12,983	$331,061

1) Represents maturities of CMI's long-term debt obligations. See Notes 2 and 9 to the Financial Statements.

Propell Pro forma

Pro Forma Consolidated Results of Operations of Propell Corporation for the Six Months Ended June 30, 2009 as compared to the Results of Operations for the Six Months Ended June 30, 2008

Propell Pro forma

The Six months ended June 30, 2009 and 2008

	SIX MONTHS ENDED		SIX MONTHS ENDED
	6/30/2009	% of Sales	6/30/2008	% of Sales
Crystal Magic, Inc.	$ 627,398	90%	$ 1,452,856	78%
Mountain Capital, LLC	64,553	9%	400,423	22%
Propell Corporation	3,340	0%	-	0%
Total sales	695,291	100%	1,853,279	100%
Less: Cost of goods sold	150,721	22%	491,074	26%
Gross profit	544,570	78%	1,362,205	74%
Operating expenses	1,343,592	193%	2,305,884	124%
Loss from operations before interest, other income (expense), and income taxes	$ (799,022)	-115%	$ (943,680)	-51%

For the six months ended June 30, 2009, a substantial portion of our revenue was derived from the operations of CMI.  We had total revenues of $695,291, including $627,398 from our CMI subsidiary, $64,553 from AMS and Propellstores provided $3,340.  Quarter over quarter revenues decreased by $1,157,988 or 62%.  CMI’s revenue decreased by $825,457 or 57% attributable to the closing of its three Disneyland retail locations in early January 2009 which accounted for $301,008 of revenue for the comparable period last year, coupled with losing one of its key locations at Disneyworld’s Epcot center combined with weaker theme park sales which accounted for $210,919 of revenue for the comparable period last year, weaker theme park sales at Universal Studios of $66,800 of revenue for the comparable period last year and $246,731 of revenue for the comparable period last year attributable to weaker sales in its promotional products and reseller customer base.  CMI continues to see weaker comparative sales trends on a store by store basis at its theme park locations.  AMS’s revenue decreased by $335,871 or 84% attributable to contracting out sales and support of our kiosk operation to a third party to permit our AMS sales team to assist in sales and marketing of our PropellStores sales initiatives.  Propell revenue increased by $3,340 as a result of the launch of PropellStores.

For the six months ended June 30, 2009, cost of goods sold totaled $150,721 including $75,918 from our CMI operation, $69,606 from AMS and PropellStores incurred $5,197.  AMS entered into an arrangement with our distributor in which we agreed to sell up to $40,000 of our inventory at a 95% discount of our carrying cost during the first calendar quarter of 2009 and up to $15,000 per quarter in subsequent quarters so long as we have the available inventory, therefore accounting for its negative gross margin.  Quarter over quarter cost of goods sold decreased by $340,353 or 69% attributable to the sales decline by CMI and AMS.

For the six months ended June 30, 2009, operating expenses totaled $1,343,592 of which $795,423 related to CMI, $212,471 related to AMS and the remaining $335,698 related directly to Propell.  The quarter end operating expenses consisted of depreciation $23,809, compensation $700,310, health insurance $43,170, marketing $36,485, professional fees $64,679, rents $260,232, subcontract $15,637, travel $12,543 and general office $186,727.  Rent expense included $227,691 related to CMI a majority of which is related to its theme park operations.  Quarter over quarter comparable operating expenses decreased by 42% or $962,293 related to decreases of $674,953 by CMI, $275,730 by AMS and $11,610 by Propell.  Compensation expense for CMI &AMS decreased by $254,326 and $151,321 respectively offset by an increase of $89,142 for Propell.  CMI’s rent decrease by $253,092 primarily attributable to the variable calculation of its theme park rent.  Marketing expenses decreased by $126,550 attributable to the termination of Propell’s marketing firm combined with reductions in trade show attendance and AMS’s contracting of its kiosk sales to a third party.

For the six months ended June 30, 2008, we had total revenues of $1,853,279, including $1,452,856 from our CMI subsidiary and $400,423 from our AMS subsidiary.  Cost of goods sold for the period totaled $491,074 including $231,260 from our CMI operation or 16% as a percentage of sales, $259,326 from AMS or 65% as a percentage of sales and PropellStores incurred $488 related to beta testing of our PropellStores initiative.  Operating expenses totaled $2,305,884 of which $1,470,375 related to our CMI operation, $488,201 for AMS and $347,308 related directly to Propell which included costs associated with salaries, filing fees and professional fees associated with going public.

Pro Forma Consolidated Results of Operations of Propell Corporation for the Twelve Months Ended December 31, 2008 as compared to the Results of Operations for the Twelve Months Ended December 31, 2007

Propell Pro forma

The Twelve months ended December 31, 2008 and 2007

	TWELVE MONTHS ENDED		TWELVE MONTHS ENDED
	12/31/2008	% of Sales	12/31/2007	% of Sales
Crystal Magic, Inc.	$ 2,681,616	65%	$ 4,129,182	75%
Mountain Capital, LLC	1,466,821	35%	1,403,305	25%
Propell Corporation	674	0%	-	0%
Total sales	4,149,111	100%	5,532,487	100%
Less: Cost of goods sold	1,410,723	34%	1,698,564	31%
Gross profit	2,738,388	66%	3,833,923	69%
Operating expenses	4,661,777	112%	4,436,851	80%
Loss from operations before interest, other income (expense), and income taxes	$ (1,923,389)	-46%	$ (602,928)	-11%

For the twelve months ended December 31, 2008, substantially all of our revenue was derived from the operations of CMI and AMS. We had total revenues of $4,149,111, including $2,681,616 from our CMI subsidiary, $1,466,821 from AMS and Propellstores provided $674.  Year over year revenues decreased by $1,383,376 or 25%.  Revenue for AMS was relatively constant for the year ended December 31, 2008 compared to 2007 and increased by 5% or $63,516.    CMI’s revenue decreased by $1,447,566 or 35%, $836,329 attributable to its theme park operations, $258,889 attributable to its photo gifting operations, and $352,348 attributable to its promotional products/reseller division.

•

Revenues from theme parks which is derived from CMI’s company-owned stores decreased by $836,329 or 30%, attributable to declines of $117,849 at its Disneyland operations, $625,744 at its Disneyworld operations, and $92,736 at its Universal Studios operations.  In January 2008, Walt Disney World closed CMI’s premier revenue generating store, “The Imagination Institute at Epcot Center”, for renovations, consequently CMI was without revenue from this store for a period of 28 days. Additionally, the renovation changed the configuration within the store which has had a negative impact on sales. Management believes that the overall sales decline is due to reduced discretionary spending by park visitors.

•

Promotional products/reseller sales decreased $352,348 or 32% primarily due to the loss of a large order that had been placed in prior years. For the prior three years, CMI through one of its distributors has provided the Ford Motor Corporation truck division with its quarterly incentive awards.   Ford did not proceed with this program in 2008.

•

The closing of Photo TLC also impacted year-over-year photo gifting revenues.  In March 2007, PhotoTLC (CMI’s primary photo gifting aggregators which sold our products in CVS, Walgreens, Rite Aid and other major pharmacies) closed its doors without notice. As a result CMI saw a year over year revenue loss of $196,021 in sales.  One of CMI’s other resellers lost their relationship with Wal-Mart which accounted for a loss of comparative revenue of $76,790.

For the years ended December 31, 2008, cost of goods sold totaled $1,410,723 including $451,490 from our CMI operation, $957,424 from AMS and Propellstores incurred $1,809.  On a year over year basis, cost of goods sold remained consistent as a percentage of sales.

For the year ended December 31, 2008, operating expenses totaled $4,661,777 of which $2,871,995 related to CMI, $1,069,006 related to AMS and the remaining $720,776 related directly to Propell.  The yearend operating expenses consisted of depreciation $49,267, compensation $2,372,676, health insurance $94,856, marketing $177,344, professional fees $291,743, rents $970,057, subcontract $40,801, travel $85,610 and general office $579,423.  Rent expense included $891,550 related to CMI a majority of which is related to its theme park operations.  Year over year comparable operating expenses increased by 5% or $224,926 related to decreases of $751,677 by CMI, offset by increases of $255,827 for AMS and $720,776 for Propell.  Compensation expense for CMI decreased by $355,243 offset by increases of $302,256 and $191,659 for Propell and AMS respectively.  CMI’s rent decreased by $361,714 primarily attributable to the variable calculation of its theme park rent.

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

CMI categorizes its sales in two unique groups: theme park sales and promotional/reseller/ Internet/e-commerce sales. CMI generates revenues and profits from the sale of its products, technology and solutions to consumers, businesses and creative professionals.

CMI is currently focused on its go-to-market initiative of reducing manufacturing costs and building a more diverse revenue model, with each revenue stream sharing a common goal: to enable the capture and delivery of images and image related products to consumers and businesses.

For accounting purposes, our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet and is accounted for under the cost method of accounting through April 8, 2009, the date that we obtained control of Crystal Magic, Inc.. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Up until April 8, 2009 Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  On April 8, 2009 Mr. Rhodes entered into an agreement with us which, among other things, terminated the option.  In addition, Mr. Rhodes no longer serves on our board of directors. Crystal Magic engaged in the initial merger with Propell for the purpose of consolidating revenue, expenses and resources.

Presented below are historical financial statements for Crystal Magic, Inc. prior to our ability to consolidate CMI’s financial results into Propell.

Crystal Magic, Inc. Results of Operations for the Year Ended December 31, 2008 & 2007 (audited)

	TWELVE MONTHS ENDED		TWELVE MONTHS ENDED
	12/31/2008	% of Sales	12/31/2007	% of Sales
Total sales	2,681,616		4,129,130
Less :Cost of goods sold	451,490	17%	761,432	18%
Gross profit	2,230,126	83.2%	3,367,698	81.6%
Operating expenses	2,871,249	107%	3,623,611	88%
Loss from operations before interest, other income (expense), and income taxes	($641,123)	-24%	($255,913)	-6%

Year over year revenue decreased by $1,447,514 or 35%, $836,329 attributable to the theme park operations, $258,889 attributable to the photo gifting operations, and $352,296 attributable to the promotional products/reseller division.

•

Revenues from theme parks which is derived from company-owned stores decreased by $836,329 or 30%, attributable to declines of $117,849 at the Disneyland operations, $625,744 at the Disneyworld operations, and $92,736 at the Universal Studios operations.  In January 2008, Walt Disney World closed our premier revenue generating store, “The Imagination Institute at Epcot Center”, for renovations, consequently we were without revenue from this store for a period of 28 days. Additionally, the renovation changed the configuration within the store which has had a negative impact on sales. Management believes that the overall sales decline is due to reduced discretionary spending by park visitors.

•

Promotional products/reseller sales decreased $352,296 or 32% primarily due to the loss of a large order that had been placed in prior years. For the prior three years, one of our distributors has provided the Ford Motor Corporation truck division with its quarterly incentive awards.   Ford did not proceed with this program in 2008.

•

The closing of Photo TLC also impacted year-over-year photo gifting revenues.  In March 2007, PhotoTLC, our primary photo gifting aggregators which sold our products in CVS, Walgreens, Rite Aid and other major pharmacies closed its doors without notice. As a result we saw a year over year revenue loss of $196,021 in sales.  One of our other resellers lost their relationship with Wal-Mart which accounted for a loss of comparative revenue of $76,790.

Year over year cost of goods sold decreased by $309,942 or 41% directly attributable to the reduction in sales.  Gross margins increased by just a little over 1% as a percentage of our sales as a result of our higher margin theme park business making up a larger percentage of our overall business.

Year over year operating expenses decreased by $752,362 or 21% attributable to reductions in compensation of $355,243, professional fees of $26,488, rent of $361,714, sub contract labor of $41,753, and general office of $30,040 offset by increases in depreciation of $7,419, marketing of $31,149, health insurance of $22,610 and travel of $1,698.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Propell Corporation has 21,740,908 shares of common stock, $.001 par value, issued and outstanding as of June 30, 2009.  The total number of shares of stock which Propell Corporation shall have authority to issue is seventy five million (75,000,000) shares of Common Stock, par value $.001 per share and ten million (10,000,000) shares of Preferred Stock, par value $.001 per share.

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

In May 2008, convertible notes payable totaling $22,780 were converted into 2,278,000 shares of common stock, per the terms of the convertible notes.  The shares were subsequently registered in our registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on December 18, 2008.

In March 2009, we issued 8,650,000 shares of our common stock in connection with the conversion of convertible notes in the principal amount of $1,730,000 upon consummation of our PIPE offering.   The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.  2,810,000 shares were subsequently registered in our registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on December 18, 2008.

In March 2009, we issued to 36 individuals 1,585,475 shares of our common stock and warrants exercisable into 2,378,216 shares of common stock at a price of $.27 per share. The offering and sale of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D under the Act since the issuance by us did not involve a public offering and the requirements of Regulation D were met. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

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

In May 2009, we issued to 2 individuals 1,481,481 shares of our common stock and warrants exercisable into 2,222,222 shares of common stock at a price of $.27 per share. The offering and sale of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D under the Act since the issuance by us did not involve a public offering and the requirements of Regulation D were met. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In June 2009, we issued 55,000 shares of our common stock to The Ardmore Tree for services rendered.    The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2009	PROPELL CORPORATION (Registrant)

	By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer)