Form 10-Q
period 2009-09-30
Propell Corporation.
filed 2009-11-23
CIK 1434110

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10 - Q

_______________________________

[mark one]

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 21,740,909 shares of common stock, $.001 par value per share, as of November 19, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☐

PROPELL CORPORATION

ITEM 1. FINANCIAL STATEMENTS

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

Assets	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$55,958	$136,659
Accounts Receivable (net of allowances)	10,863	18,751
Prepaid expenses	12,261	4,202
Inventory	286,409	179,230
Deferred charges	368	5,233
Deposits - current	17,050	1,499
Total Current Assets	382,910	345,574

Property and Equipment, net	154,391	33,555

Other Assets
Intangible Assets, net	10,784
Website URL.net	6,000	7,200
Website assets, net	501,202	26,405
Deposits - long term	51,191	62,314
Total Other Assets	569,177	95,919

Total Assets	$1,106,477	$475,048

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$514,191	$177,150
Accrued liabilities	127,013	114,016
Customer Deposits	-	322
Deferred Revenue	6,815	29,832
Due to related parties	51,715	2,017
Convertible Notes Payable	100,000	1,730,000
Notes payable - current portion	177,121	-
Total Current Liabilities	976,856	2,053,337

Long Tern Liabilities
Notes Payable	651,847	-
Total Long Term Liabilities	651,847	-

Total Liabilities	1,628,703	2,053,337

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 21,740,909 and 9,908,953 shares issued and outstanding	21,740	9,909
Additional paid-in capital	1,391,666	457,723
Distribition to affiliated parties	-	(938,664)
Accumulated deficit	(1,935,632)	(1,107,257)
Total Stockholders' Equity	(522,225)	(1,578,289)

Total Liabilities and Stockholders' Equity	$1,106,477	$475,048

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Net Revenues:	$305,212	$692,048	$669,661	$794,428

Cost of Goods Sold:	53,727	422,825	160,152	498,627

Gross Profit:	251,485	269,223	509,509	295,801

Operating Expenses:	545,519	504,546	1,445,333	1,019,951

Loss from Operations	(294,034)	(235,323)	(935,825)	(724,150)

Other Income (Expense):	(74)	(13,082)	107,450	(20,068)

Net Loss	$(294,108)	$(248,405)	$(828,375)	$(744,218)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.04)	$(0.11)

Weighted average number of shares outstanding during the period - basic and diluted	21,740,909	9,908,952	18,706,435	6,532,215

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statement of Stockholder’s Equity

(Unaudited)

	Common Stock $0.001 Par Value		Additional Paid-in Capital	Distributions To Affiliates	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 29, 2008 (Inception)

Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	$ 5,400	$ (5,400)	$ -	$ -	$ -

Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)			-

Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709			383,804

Conversion of convertible notes to common stock	2,278,000	2,278	20,502			22,780

Reclassification of intercompany payable			61,048			61,048

Distributions to affiliate				(938,664)		(938,664)

Net loss for the period ended					(1,107,257)	(1,107,257)

Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)

Issuance of common stock to The Guild for Services	60,000	60	(60)			-

Conversion of convertible notes to common stock	8,650,000	8,650	1,721,350			1,730,000

Issuance of common stock in rights offering	1,585,474	1,585	426,493			428,078

Reverse accrued interest on convertible notes			41,664			41,664

Distributions to affiliate				(122,542)		(122,542)

Issuance of common stock in rights offering	1,481,482	1,481	398,519			400,000

Issuance of common stock to The Ardmore Tree for services	55,000	55	26,345			26,400

Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206

Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)

Net loss for the nine months ended					(828,375)	(828,375)

Balance, September 30, 2009	21,740,908	$ 21,740	$ 1,391,666	-	$ (1,935,632)	$ (522,226)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(828,375)	$(744,218)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation Expense	27,608	2,233
Elimination of debt repayment to Loco Lobo, LLC	(75,000)	-
Accrued interest classified as equity	41,664	-
Issuance of Common Stock for services	26,400	-
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	22,819	(105,698)
Decrease in Deferred Charges	4,865	-
(Increase) Decrease in Deposits	2,973	(299)
(Increase) Decrease in Inventory	86,203	(17,042)
(Increase) in Prepaid Expenses	(2,166)	(98,881)
Increase (Decrease) in Accounts Payable	(16,235)	31,415
Decrease in Due to Related Parties	(1,555)	-
Increase (Decrease) in Deferred Revenue	(23,017)	14,660
Increase (Decrease) in Accrued Expenses and Taxes	(32,915)	226,503
Net Cash Used In Operating Activities	(766,731)	(691,327)

Cash Flows From Investing Activities:
Acquisitions of Property and Equipment	(5,519)	(8,646)
Development of website asset	(101,317)	-
Cash Received from the Consolidation of Crystal Magic	7,294	-
Net Cash Provided By (Used In) Investing Activities	(99,542)	(8,646)

Cash Flows From Financing Activities:
Distributions to Affiliate - Crystal Magic	(122,542)	(635,187)
Proceeds from Issuance of Convertible Notes	828,078	1,752,780
Decrease in Intercompany Payable to Auleron 2005	(7,778)	4,312
Notes	100,000	-
Payments on Long Term Debt	(12,186)	-
Net Cash Provided By (Used In) Financing Activities	785,572	1,121,905

Net increase (decrease) in cash and cash equivalents	(80,701)	421,932

Cash and cash equivalents at beginning of period	136,659	32,767

Cash and cash equivalents at end of period	$55,958	$454,699

The accompanying notes are an integral part of the financial statements.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Propell Corporation (the “Company”) is a fully integrated provider of personalized products and services, delivered through multiple channels, including online stores, photo kiosks and independent and company-owned retail stores.

Propell Corporation is a Delaware corporation that was formed on January 29, 2008. Propell acquired 100% of the outstanding common stock of Crystal Magic, Inc. on April 10, 2008.  Propell acquired 100% of the membership interests, and voting control, of Mountain Capital, LLC d/b/a Arrow Media Solutions and Auleron 2005, LLC on May 5, 2008.

Propell Corporation, through our proprietary online system, allows partners to create “instant” e-commerce web sites (marketed as PropellStores or PropellShops). This system provides a special web site at which a customer -- whether a business, group, or individual -- can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of our revenue to the customer.

Crystal Magic, Inc. (“CMI”) was formed as a Florida corporation on April 10, 1998, is headquartered in Orlando, Florida.  Its primary business is to provide subsurface etched photo crystal and personalized subsurface etched promotional products.  Crystal Magic owns and operates retail kiosks and displays in Walt Disney World in Florida.  Crystal Magic also distributes products through the Advertising Specialty Institute and/or the Promotional Products Association International organizations.

Mountain Capital, LLC (“AMS”) d/b/a Arrow Media Solutions is a New York State Limited Liability Company which assembles and distributes free standing kiosks which produce pictures and related products and services using various input media such as camera digital memory cards, CD’s etc.  Mountain Capital’s outsources most kiosk sales and support to a sales agent based in Brea, California.

Auleron 2005, LLC was a New York State Limited Liability Company that performed a variety of technology services for customers throughout North America using independent subcontractors who were coordinated and directed through its Project Management Organization, prior to its operations being temporarily discontinued.  In November 2009, the decision was made to liquidate Auleron, since it had no operations and management determined its resources were better focused on its Internet business.

Propell obtained voting control of Crystal Magic, Inc. on April 8, 2009.   See Note 6 – “Investments in Affiliated Entities” – for additional information as to how the investments in these two companies are accounted for in the attached financial statements.

Basis of Presentation

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

Cash and Cash Equivalents

Propell considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2009 the Company had $55,958 of unrestricted cash to be used for future business operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash deposits and trade receivables.  In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2009, the Company did not have any deposits in excess of FDIC limits.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.  If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

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

Investments in affiliates in which the Company did not exercise control and had a 20% or more voting interest are accounted for using the equity method of accounting.  If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying cost is charged to earnings.  See Notes 6.

NOTE 2 – LEASES

On March 1, 2007 Mountain Capital, LLC entered into a lease agreement to rent office and warehouse space in Brea, California.  The term is three years without any renewal options.  The total lease expense for nine months ended period ending September 30, 2009 was $24,368. The remaining commitment requires annual lease payments of $24,560 and expires on February 28, 2010.

On May 5, 2008 Propel Corporation entered into a lease agreement to rent office space in San Anselmo, California.  The term was through April 30, 2009 and we continue to rent on a month to month basis.  The lease expense for the nine months ending September 30, 2009 was $11,988.  The remaining commitment requires month-to-month lease payments of $1,498.

Crystal Magic, Inc. commenced leasing its corporate facility on January 1, 2005 for three years providing for two additional three year options. This lease was amended in May 2009 and converted to a month to month tenancy that will expire on December 31, 2009.  The remaining commitment requires lease payments of $6,000 through December 31, 2009.  The total lease expense for the period of April 9, - September 30, 2009 was $11,467.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Minimum annual rents for all leases for the remaining lease terms are as follows:

Period Through	Amount

December 31, 2009 - CMI	$6,000
February 28, 2010 - AMS	24,560
Total	$30,560

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2009:

Property and equipment - Crystal Magic, Inc.	$978,679
Property and equipment - Mountain Capital, LLC	52,176
Property and equipment - Propell Corporation	5,520
Less: accumulated depreciation and amortization - Crystal Magic, Inc.	(859,570)
Less: accumulated depreciation and amortization - Mountain Capital, LLC	(22,151)
Less: accumulated depreciation and amortization - Propell Corporation	(263)
Net Property and equipment	$154,391

Depreciation expense was $23,204 for the nine months ended September 30, 2009.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2009:

Prepaid insurance	$3,993
Prepaid maintenance	8,268
$12,261

NOTE 5 – DISTRIBUTIONS TO AFFILIATE

Propell made short-term advances to its wholly owned subsidiary, Crystal Magic to be used as working capital, primarily to develop and expand Propell’s online sales program, in the amount of $1,214,957.  A total of $122,542 was advanced during the period of January 1, 2009 – April 8, 2009.  These advances are due upon demand and bear no interest. Management of Propell believes that Crystal may eventually be able to begin repaying these advances to Propell; however, due to Propell’s lack of control over Crystal Magic through April 8, 2009, the advances had been recorded as distributions to affiliate and were reflected as a reduction of stockholders’ equity.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

In April 2008, Propell acquired 100% of the outstanding common shares of Crystal Magic, Inc. in exchange for Propell common shares.   The former majority shareholder of Crystal was issued a preferred stock option, which effectively prevented Propell from having control of Crystal while this option was in place.  On April 8, 2009, this option was eliminated and Propell now has control of Crystal Magic, Inc. Because of Crystal Magic, Inc.’s history of operating losses and its negative working capital position, it was determined that its fair value as of the date of control, April 8 2009, was $-0-.  Beginning April 9, 2009, Crystal Magic’s financial statements are consolidated into Propell.

In May 2008, Propell acquired 100% of the ownership interests of Auleron 2005, LLC. This investment is accounted for as an asset purchase.  The operations of Auleron 2005, LLC have been discontinued.  The fair value of the net assets of Auleron 2005, LLC as of the date of acquisition have been determined to be immaterial to the financial statements and at September 30, 2009 were determine to have $-0- value. See Note 1.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 7 – ACCRUED EXPENSES AND TAXES

Accrued expenses and taxes consisted of the following at September 30, 2009:

Payroll	$13,802
Taxes	12,369
Marketing	79,716
Professional fees	21,126
Total accrued expenses & taxes	$127,013

NOTE 8 – OTHER EXPENSE

Other income and expense consisted of the following for the nine months ended September 30, 2009:

Interest income	$872
Vendor invoice adjustments	23,420
Insurance claim/damaged kiosk	6,482
Debt forgiveness	76,875
Sales tax adjustment	(199)
Total other expense (income)	$107,450

NOTE 9 – NOTES PAYABLE

On March 2, 2009, the Company converted $1,730,000 in convertible notes payable to 8,650,000 shares of its common stock.  On April 8, 2009 Propell obtained control of Crystal Magic, Inc. and Propell had agreed to pay, under certain circumstances, the interest and the monthly payments on the notes issued to Crystal Magic listed in the table below:

	Current	Long Term
SBA - Orlando National Bank Note 94-1-S279 – This note is secured by all inventory, accounts receivable and equipment of Crystal Magic, Inc. This note requires monthly interest and principal payments with an interest rate of 6.75%. The note matures November 1, 2012	$56,597	$190,361
SBA - Orlando National Bank Note 94-1-S308 – This note is secured by all inventory, accounts receivable and equipment of Crystal Magic, Inc. This note requires monthly interest and principal payments with an interest rate of 6.25%. The note matures May 1, 2010	68,740	34,412
SBA - Orlando National Bank Note 94-1-S309 – This note is secured by all inventory, accounts receivable and equipment of Crystal Magic, Inc. This note requires monthly interest and principal payments with an interest rate of 6.25%. The note matures January 1, 2011	40,695	49,397
SBA – Disaster Loan 5114784007 – This note is secured by all inventory, accounts receivable and equipment of Crystal Magic, Inc... This note requires monthly interest and principal payments with an interest rate of 4.09%. The note matures May 1, 2032	11,091	377,677

Total	$177,121	$651,847

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Future principal payments of CMI under notes payable obligations as of September 30, 2009 and for each of the remaining years and in aggregate are as follows:

Year ended	Amount
December 31, 2010	$177,121
December 31, 2011	151,491
December 31, 2012	84,236
December 31, 2013	81,842
December 31, 2014	12,983
Thereafter	331,061
Total	$838,734

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

NOTE 11 – INCOME TAXES

For the period ended September 30, 2009, Propell has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,935,632 at September 30, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$658,115
Valuation allowance	(658,115)
Net deferred tax asset	$-0-

NOTE 12 – STOCKHOLDERS’ EQUITY

Propell Corporation has 21,740,909 shares of common stock, $.001 par value, issued and outstanding as of September 30, 2009.  The total number of shares of stock which Propell Corporation shall have authority to issue is seventy five million (75,000,000) shares of Common Stock, par value $.001 per share and ten million (10,000,000) shares of Preferred Stock, par value $.001 per share.

In April 2008, Propell announced the successful merger of Crystal Magic, Inc. based in Orlando, Florida in exchange for 5,400,000 restricted shares of common stock valued at $5,400. In May 2008, we announced the successful acquisition of Mountain Capital, LLC and Auleron 2005, LLC based in New York in exchange for 2,094,864 and 136,088 restricted shares of common stock, respectively, valued at $2,231.  The investment in Crystal Magic was being accounted for using the cost method for accounting purposes through April 8, 2009 until which time Propell obtained control of Crystal Magic.  See Note 6.

In May 2008, convertible notes payable totaling $22,780 was converted into 2,278,000 shares of common stock, per the terms of the convertible notes. See Notes 9 and 10.

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Propell made short-term advances to its wholly owned subsidiary, Crystal Magic, Inc., to be used as working capital, primarily to develop and expand Propell’s online program, in the amount of $1,061,206. The advances are due upon demand and bear no interest. Management of Propell believes that Crystal may eventually be able to repay these advances to Propell; however, due to Propell's lack of control over Crystal Magic through April 8, 2009, the advances had been recorded as distributions to affiliate and are reflected as a reduction of stockholders' equity.

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

NOTE 15 - CONSOLIDATION OF CRYSTAL MAGIC

On April 10, 2008, Propell Corporation completed its acquisition of Crystal Magic, Inc. On May 6, 2008, Propell completed its acquisition of Auleron 2005 LLC and Mountain Capital LLC. For accounting purposes, the business combination of Propell and Mountain has been treated as a business combination with Propell as the acquirer.  For accounting purposes, the business combination of Propell and Crystal Magic had been treated as an investment in our balance sheet and is accounted for under the cost method of accounting through April 8, 2009, the date that we obtained control of Crystal Magic, Inc. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Up until April 8, 2009 Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that the major shareholder, Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  On April 8, 2009 Mr. Rhodes entered into an agreement with us which, among other things, terminated the option.  In addition, Mr. Rhodes no longer serves on our Board of Directors. Crystal Magic engaged in the initial merger with Propell for the purpose of consolidating revenue, expenses and resources. The following unaudited pro forma income statements are based on historical financial statements of Propell, Crystal

PROPELL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Magic and Mountain. The acquisition of AUL is accounted for as an asset purchase. AUL is not a part of these pro forma financial statements. The unaudited pro forma combined financial statements are provided for information purposes only. The pro forma financial statements are not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the dates indicated below. In addition, the unaudited pro forma combined financial statements do not purport to project the future financial position or operating results of the combined company. The unaudited pro forma combined financial information has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. For pro forma purposes:

	For the Nine Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008

Net Revenue:	$ 1,000,503	$ 1,343,857	$ 2,899,092
Cost of Goods Sold:	453,006	513,839	820,902
Gross Profit:	547,497	830,018	2,078,190
Operating Expenses:	1,939,725	1,245,470	3,259,856
Other Income (Expense):	121,982	(13,082)	97,770
Net Loss:	$ (1,270,246)	$ (428,534)	$ (1,083,896)

Included in the above table, is the following for Crystal Magic for the period of April 9, 2009 to September 30, 2009.

Revenues

$590,584

Net Loss

$(65,636)

NOTE 16- SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 23, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

General

The following analysis of our consolidated financial condition and results of operations for the nine months and three months ended September 30, 2009 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of September 30, 2009 and December 31, 2008 which have been prepared in accordance with accounting principles generally accepted in the United States. For accounting purposes, our interest in Crystal Magic, Inc. has been classified as an investment in our balance sheet for the year ended December 31, 2008 and is accounted for under the cost method of accounting through April 8, 2009, the date that we obtained control of Crystal Magic, Inc. for accounting purposes.  At the time of the merger of Crystal Magic into an acquisition subsidiary of ours, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Up until April 8, 2009, Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that Mr. Rhodes could exert substantial influence over our board of directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  Mr. Rhodes entered into an agreement with us which, among other things, terminated the option.  In addition, Mr. Rhodes no longer serves on our board of directors. Crystal Magic’s financial statements have been consolidated with ours beginning April 9, 2009 The revenue derived from the operations of Mountain Capital, LLC is reflected in our revenue and expenses in our income statement and our investment in Auleron 2005, LLC is accounted for as an asset purchase. The operations of Auleron 2005, LLC have been discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements.

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

OUR PLAN OF OPERATIONS

Our current operations involve sales and operations from two of our subsidiaries, CMI and AMS, as well as Propell. For accounting purposes, our interest in Crystal Magic, Inc. was classified as an investment in our balance sheet and was accounted for under the cost method of accounting through April 8, 2009, the date that we obtained control of Crystal Magic, Inc..  Effective with our gaining control of CMI on April 8, 2009, we began consolidating its activities and financial position into our consolidated financial statements. At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Up until April 8, 2009 Crystal Magic’s financial statements were not consolidated with ours for accounting purposes based on the fact that Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  On April 8, 2009 Mr. Rhodes entered into an agreement with us which, among other things, terminated the option.  In addition, Mr. Rhodes no longer serves on our board of directors. Crystal Magic engaged in the initial merger with Propell for the purpose of consolidating revenue, expenses and resources. The revenue derived from the operations of Mountain Capital, LLC is reflected in our revenue and expenses in our income statement and our investment in Auleron 2005, LLC is classified as an asset purchase. The operations of Auleron 2005, LLC have been discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements.

CMI’s core business began nearly a decade ago by using proprietary laser technology to create three-dimensional laser images engraved inside solid crystal blocks (such as paperweights) based on photographs of consumers, which then are visibly engraved inside the crystal, and are sold as gifts in company-owned stores within Walt Disney World’s theme parks, and later expanded to a wide range of image-based merchandise, such as mugs, T-shirts and other merchandise upon which personal photos, logos or other artwork are printed, offered through mass market retail. Today, our CMI division’s products are sold at Walt Disney World theme parks, as well as on a wholesale basis to retailers, to small and large corporate clients, and through Propell’s proprietary online system (marketed as PropellShops). This system provides a special web site at which a customer-whether a business, group, or individual-can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into the customer’s own web site. Propell then operates that store for the customer, taking orders, contracting for manufacturing and shipping product and paying a share of revenue to the customer.

Propell believes the PropellShops product opens up substantial new opportunities and channels by providing e-commerce web sites with the opportunity to easily integrate a personalized merchandise online store into their own site with little effort or cost. Propell and other strategic outsource partners will perform the fulfillment, manufacturing, shipping and billing of these product(s).  The PropellShops product was a key part of our strategy for 2008 and continues to be a key part of our strategy for 2009 and beyond. CMI also has a long track record delivering personalized image-based products to the $19.4 billion promotional, incentive and award products industry, delivering quantities anywhere from one unit to over 500,000 in a single order. CMI has served these markets since 2001.

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

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. The Company has approximately $180,000 in cash as of November 18, 2009; however this is not sufficient capital to last beyond February 2010. It is our intent to raise additional capital through the sale of securities from other sources; however there can be no assurance that such financing will be available.

OPERATING MODEL AND REPORTING STRUCTURE

PROPELL CORPORATION

For the purposes of this MD&A, we shall report on Propell for the nine months and three months ended September 30, 2009 and 2008 which include AMS, Propell for the entire three and nine months and CMI for the period of April 9 through September 30, 2009, but do not include the revenue or expenses of AUL and for the period ended June 30, 2008 do not include CMI prior to April 10, 2008 (the date of the CMI merger) or AMS prior to May 6, 2008 (the date of the AMS merger). For a comparative analysis, we shall also provide pro forma financial statements for Propell for the nine months ended September 30, 2009 and the twelve months ended December 31, 2008  which shall include CMI and AMS for the periods ended and Propell from inception beginning January 29, 2008,  but do not include the revenue or expenses of AUL.  Management believes that the pro forma financials are relevant, material, and necessary for present and prospective investors to properly evaluate an investment in Propell.   In addition, even though proforma combined financial statements for the nine months ended June 30, 2008 and for the year ending December 31, 2007 are not presented, we will include in our discussion some comparative information, including charts that will show condensed comparative proforma combined information. We believe this comparative history is also relevant for present and prospective investors.  For accounting purposes, through April 8, 2009 our interest in Crystal Magic, Inc. was classified as an investment in our balance sheet under the cost method of accounting. Crystal Magic’s financial statements were not consolidated with ours for accounting purposes through April 8, 2009 because Mr. Rhodes could exert substantial influence over our board of directors due to our lack of independent directors and Mr. Rhodes had an option to acquire shares of Crystal Magic that if exercised could have resulted in him, and not us, being deemed to have control over Crystal Magic.  At the time of the merger, Crystal Magic had a stockholders’ deficit and thus we determined the carrying value of this investment in our financial statements to be zero. Mr. Rhodes entered into an agreement with us on April 8, 2009 which, among other things, terminated the option.  Additionally, Mr. Rhodes no longer serves on our board of directors and is no longer employed by CMI or Propell. We accounted for our investment in Auleron 2005, LLC as an asset purchase. The operations of Auleron 2005, LLC have been discontinued. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC to be immaterial to our consolidated financial statements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended September 30, 2009.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2009 & 2008 (Unaudited)

Propell incorporated on January 29, 2008.  On April 10, 2008 we acquired Crystal Magic, Inc. (CMI) and beginning April 9, 2009 we acquired control of CMI for accounting purposes.  On May 6, 2008, we acquired Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”).  Therefore our result of operations includes selected income statement data for our wholly owned subsidiaries AMS from May 6, 2008 through September 30, 2009 and CMI from April 9, 2009 through September 30, 2009.

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, revenue decreased approximately 56%, cost of goods sold decreased 87% while gross profit decreased by only 7% . For the three months ended September 30, 2009, substantially all of our revenue (96% or $294,028) was derived from the CMI operation.  AMS accounted for 2% or $5,555 and Propell accounted for 2% or $5,629 of our total revenue.  All of the AMS revenue is derived from recognizing deferred warranty revenue and 100% of Propell’s revenue is derived from our PropellShops initiative.  Cost of goods sold for such period totaled $49,016 for CMI, $1,113 for AMS’s warranty recognition costs and Propell accounted for the remaining $3,599, which included costs associated with beta testing our PropellShops initiative.  Operating expenses for the three months ended September 30, 2009 totaled $545,519 of which $320,290 related to CMI (a substantial portion of which were salaries and rent), $75,768 related to AMS and the remaining $149,461 related directly to Propell.   Quarter over quarter comparable operating expenses for the Company increased by 8% primarily attributable an increase in consulting expenses.  Net loss increased by 18% or $45,703.

Consolidated Results of Operations for the Nine months Ended September 30, 2009 & 2008 (Unaudited)

Propell incorporated on January 29, 2008.  On April 10, 2008 we acquired Crystal Magic, Inc. (CMI) and beginning April 9, 2009 we acquired control of CMI for accounting purposes.  On May 6, 2008, we acquired Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”).  Therefore our result of operations includes selected income statement data for our wholly owned subsidiaries AMS and CMI.

For the nine months ended September 30, 2009, a substantial portion of our revenue (88% or $590,584) was derived from the CMI operation which for accounting purposes only included the period of April 9 through September 30, 2009.  AMS accounted for 11% or $70,108 and Propell accounted for 1% or $8,969 of our total revenue.  Our AMS revenue is derived from the sale of kiosks and recognizing deferred warranty revenue and 100% of Propell’s revenue is derived from our PropellShops initiative.  Cost of goods sold for such period totaled $86,945 for CMI, $64,411 for AMS with Propell accounting for the remaining $8,796 which included costs associated with beta testing our PropellShops initiative.  AMS entered into an arrangement with our distributor in which we agreed to sell up to $40,000 of our inventory at a 95% discount of our carrying cost during the first calendar quarter of 2009 and up to $15,000 per quarter in subsequent quarters so long as we have the available inventory, which resulted in negative gross margin for AMS.  Operating expenses for the nine months ended September 30, 2009 totaled $1,445,333 of which $646,151 related to CMI, $294,426 related to AMS and the remaining $504,756 related to Propell.  Operating expenses increased by 41% primarily attributable to a marked increase in consulting expenses relating to the formation of PropellShops.  For accounting purposes, AMS’s operations are only reflected in our consolidated results from May 6 through June 30, 2008 and therefore comparables are not reflective of actual results.  In addition, CMI’s operations are only reflected in our consolidated results from April 9 through September 30, 2009 and therefore comparables are not reflective of actual results.  Net loss increased by 11% or $84.157.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities and revenue derived from our CMI and AMS operations. However, revenue derived from these ongoing business operations has not been enough to meet our operating needs.  We have recently shifted our AMS focus away from the sale of kiosks to the sale of what we believe to be a more economic product, our PropellShops. In addition, in order to have the staff needed to successfully engage in our PropellShops Internet business we are now using a third party to sell our kiosk products and to service our kiosk customers.  Both of these changes have resulted in decreased revenue from our kiosk business.  Although we anticipate that our Internet business will eventually replace our kiosk business it is difficult for us to assess what the impact of this shift will be on our overall revenue.

Nine months Ended September 30, 2009 - Cash Flow Activity

Propell’s primary sources and uses of cash for the nine months ended September 30, 2009, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs and an influx of $828,078 in cash from a rights offering which converted into 3,066,956 common shares of the Company’s stock. Net cash used in operating activities from continuing operations was $766,731 for the nine months ended September 30, 2009. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•

A decrease in accounts receivable.

•

A decrease in inventory related to our decision to sell inventory to our contracted third party kiosk sales and support company and lower replenishment levels of CMI’s inventory to maximize cash flow.

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

•

A decrease in accrued expenses resulting from payroll expense accruals.

Net cash used in investing activities for the nine months ended September 30, 2009, was $99,542 primarily attributable to PropellShops web development costs.

Net cash provided by financing activities was $785,472 which included $828,078 of proceeds from our rights offering in which common stock and was offset by intercompany loans provided to CMI in the amount of $122,542, intercompany loans provided to AUL in the amount of $7,778 to fund its operations. The intercompany loans are not evidenced by a note, are not secured by collateral and do not bear interest.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. It is our intent to raise additional capital through the sale of securities from other sources; however there can be no assurance that such financing will be available.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

We are subject to the risk that our liquidity will be impacted by our obligation to fund our expenses and certain loans owed by Crystal Magic. In April 2009, we entered into an agreement with Mr. Rhodes whereby we had agreed to reimburse Crystal Magic for the interest payments on certain debt of Crystal Magic under loans issued by the Orlando National Bank under the approval of the US Small Business Administration (the “SBA”) and the monthly payments owed by Crystal Magic so long as the monthly payments remain at $2,193 until certain shares of Mr. Rhodes are released from escrow. We also had agreed to assume the payment for these loans in the event of the bankruptcy of Crystal Magic or the demand of the SBA or the Orlando National Bank of payment under Mr. Rhodes’ guarantee. Mr. Rhodes has placed 2,000,000 shares of his Propell stock in escrow to be used by us in our discretion at any time after one year to pay the amounts owed by Crystal Magic under these loans. The indemnification agreement previously entered into with Mr. Rhodes and his wife with respect to payment of the loans if a demand was made against either of them under the guarantee has been terminated. The Orlando National Bank is currently permitting several of the SBA loans to be serviced on an interest-only basis. We are currently negotiating with the SBA and Mr. Rhodes regarding these commitments.

The impact that contractual obligations are expected to have on liquidity and cash flow in future periods is as follows:

		Month Ended
	Total	Sep-09	Sep -10	Sep -11	Sep -12	Sep -13	Thereafter
Long-term debt (1)	$828,968	$177,121	$151,491	$84,236	$81,842	$12,983	$321,295
Operating lease obligations	36,560	36,560	-	-	-	-	-
Total	$865,528	$213,681	$151,491	$84,236	$81,842	$12,983	$321,295

1)    Represents maturities of CMI's long-term debt obligations.  See Notes 2 and 9 to the Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Propell Corporation has 21,740,909 shares of common stock, $.001 par value, issued and outstanding as of September 30, 2009.  The total number of shares of stock which Propell Corporation shall have authority to issue is seventy five million (75,000,000) shares of Common Stock, par value $.001 per share and ten million (10,000,000) shares of Preferred Stock, par value $.001 per share.

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

In September 2009, we issued a note to an entity with a principal amount of up to $500,000. As of September 30, 2009, we had received and were obligated to repay $100,000 pursuant to the terms of the Note. The issuance of the Note qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On September 24, 2009, the Company terminated Steven Rhodes from the position of Chief Financial Officer of Propell Corporation. Edward L. Bernstein is serving as interim Chief Financial Officer until a qualified replacement is hired.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
31.1	Certification of the Chief Executive & Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 23, 2009	PROPELL CORPORATION (Registrant)

	By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer)