Form 10-K
period 2009-12-31
Propell Corporation.
filed 2010-04-15
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2009

000-53488

Commission file number

PROPELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 San Anselmo Avenue, Suite 300

San Anselmo, CA 94960

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates as of June 30, 2009 was approximately $2,508,794 based on the price at which the common stock was last sold prior to such date.

The Registrant has 22,482,575 shares of common stock outstanding as of March 30, 2010.

PROPELL CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Item 1.  Business

Our Company

We are a Delaware corporation providing e-commerce and fulfillment for image-based personalized products and services via custom websites for schools, nonprofits, media companies and other organizations. Through our proprietary online system, we allow partners to create “instant” e-commerce web sites (marketed as PropellShops). This system provides a special web site at which a customer -- whether a business, group, or individual -- can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into, or linked from, the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of our revenue to the customer.

All of our current operations are conducted through Propell and our wholly owned subsidiary, Crystal Magic, Inc. During 2009 we ceased doing business through our Mountain Capital subsidiary. We assigned inventory and our warranty responsibilities and interaction with customers to a third party. We are in the process of liquidating Mountain Capital.  Our third subsidiary, Auleron 2005, LLC, temporarily discontinued its operations in 2008; in November 2009, the decision was made to liquidate Auleron since it had no operations and management determined its resources were better focused on its Internet business.   Auleron was formally liquidated in January 2010. Prior to our formation in January 2008, each subsidiary was independently owned.

Crystal Magic, along with our and Crystal Magic partners, marketed its products Crystal Magic online, at retail, and through business-to-business partners and resellers. In 2009, Crystal Magic ceased selling to business-to-business partners and resellers. At December 31, 2009, Crystal Magic continued to sell through kiosks at Disney World. Our current customers and the customers of Crystal Magic include eChalk, the Los Angeles Times, the Walt Disney Co., and numerous K-12 schools and universities, through e-commerce web sites. In addition, our management has a long track record of delivering a variety of consumer and photo products, services and logistics to partners, including Wal-Mart, Walgreens, CVS and Rite-Aid.

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

Our principal offices are located at 305 San Anselmo Avenue, Suite 300, San Anselmo, CA 94960. Our telephone number is (415) 747-8775. Our fiscal year end is December 31.

The Crystal Magic Division

Crystal Magic’s core business began nearly a decade ago by using proprietary laser technology to create three-dimensional laser images engraved inside solid crystal blocks (such as paperweights) based on photographs of consumers, which then are visible engraved inside the crystal, and are sold as gifts in company-owned stores within the Disney World theme park, and later expanded to a wide range of image-based merchandise offered in mass market retail, such as mugs, T-shirts and other merchandise upon which personal photos, logos or other artwork are printed. The company’s founders had a long-standing relationship with Disney,. Today, the Crystal Magic division’s products are primarily delivered at Walt Disney World in Orlando.

Management has decided its best long-term prospects lay in its core internet business and we anticipate closing the theme park locations in 2010 and liquidating this division.

During the twelve months ended December 31, 2009 and 2008, Crystal Magic generated $1,008,564 and $2,681,656 in revenue.

Market size/opportunity

We were created to acquire and aggregate customers and leverage significant growth trends and opportunities in the promotional products and digital photo industries.  As we have evolved as a company, and in response to market conditions, we now focus almost entirely on offering personalized merchandise via custom web sites, primarily targeting K-12 schools, universities, nonprofit organizations, and media companies.

Our particular focus, on the school market, is driven by the size of the market and our belief that this category is underserved by current providers of our type of on-demand merchandise.  There are over 130,000 K-12 schools in the U.S., according to the U.S. Department of Education National Center for Education Statistics’ most recent report, as well as more than 6,000 post-secondary schools.  While most schools already offer school gear purchased in quantity, we believe each of these institutions is a candidate for our type of on-demand merchandise service, since unlike traditional apparel and merchandise printing methods, it requires no upfront investment in inventory, and can be personalized with no minimum quantities.

Our management team has extensive experience in technology, customer acquisition, ecommerce and retail – with particular focus in the online, kiosk and photo merchandise category, as well as the promotional products market.   We believe this experience is highly applicable to our target markets for personalized merchandise.

We present here various statistics and other industry information that are generally available to the public or to members of industry trade associations. With respect to the Photo Marketing Association (“PMA”), we pay to be a member of that association, and receive that association’s statistics as all members do. We did not fund nor were we otherwise affiliated with any of the studies that are the basis for these statistics and other industry information.

While no industry statistics are available on the size of the relatively recent market for on-demand merchandise for schools and our other target categories, the “custom products/gifts” category – defined by the Photo Marketing Association (PMA) as “personalized calendars, photo books, posters, t-shirts, mugs mouse pads, photo CDs and DVDs ordered at retail or at online stores” – has grown from $250 million in 2004 to an estimated $1.3 billion in 2009, according to the PMA research division, including photo cards, photo books, and other personalized merchandise.  We believe these trends are applicable to our target markets.

The online marketplace for image-based products actually spans several categories, primarily that of photo sharing web sites and image merchandise sites. Our management team has relevant experience in both. Photo sharing web sites, such as Shutterfly, Kodak Gallery and Snapfish, are designed for consumers and are optimized for sharing and printing photos, and creating photo merchandise from those images. Social networks, including Flickr, Myspace, and Facebook, have extensive photo capabilities integrated into their functionality.  Image merchandise sites, such as Zazzle, Cafepress and Threadless, allow artists, consumers and small businesses to create their own custom web stores featuring selected images that can be reproduced on a broad variety of merchandise.  Our operations most closely resemble this category, although we focus on different target customers.

By offering personalized merchandise, we also compete in the promotional products category, also known as the advertising specialty category. Promotional products, which include any products used to promote a product, service or company program, including textiles and other personalized products, constituted a $18.1 billion category in 2008, according to the most recent research available from the Promotional Products Association International (PPAI), an industry trade association.

We see significant opportunity given that more than half of distributors in the promotional products category are small businesses (defined as those under $2.5 million), and less than 16% of industry revenues are generated from online sales methods, according to the most recent data available from PPAI.

Our Strategy

Overview

We believe that our combined resources permit us together with our subsidiaries to offer a complete, integrated package of image-related products and services from a single source – delivered to consumers in multiple channels of distribution, both directly and through partnerships with established corporate players.   Specifically, the combination creates a single group of companies that brings together experienced management teams, and can leverage additional capital resources to expand our internet business.

How we address the competitive opportunity

Our new “PropellShops” service permits artists, consumers and businesses to instantly create an online store for merchandise featuring their images, with our company or its manufacturing partners performing all fulfillment, manufacturing, shipping and billing. This system provides a special web site at which a customer -- whether a business, group, or individual -- can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of the revenue to the customer.

Additionally, our management has experience in retail fulfillment. One of our founders previously created PhotoTLC, a photo merchandise company serving major retail customers including Walgreens, Wal-Mart, CVS, Rite Aid and Meijer stores. Our Crystal Magic subsidiary was a major supplier to PhotoTLC, as well as other retail customers.

Our product and service offerings

With PropellShops, we offer a turnkey photo gift web site. PropellShops permits a partner – whether a school, nonprofit, rock band or business – to create a complete web store with 100s of items of personalized merchandise. The partner sets the prices, and we create the store, manufacture (or contract with partners to manufacture) the products on demand, ship them, collect the revenues, and send the partner a check for the profits. We have secured, or are currently targeting, a number of partnerships for the PropellShops service with existing social network and other web sites with large user bases.

In addition to the e-commerce and fulfillment services described above, we also provide design and marketing support for each partner, including assistance with setting up appropriate shops, and marketing materials for their use in reaching their target audience, including brochures, flyers and emails.

Our PropellShops operation, including its transmission of digital images over the Internet, is subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various states, local, and private consumer protection and other regulatory authorities. In general, these regulations govern privacy, the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time, and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. Congress has enacted legislation to specifically regulate online commerce and communications and has addressed such issues as the transmission of certain materials to children, intellectual property protection, and taxation. Other legislation could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. This regulation could limit the type of business we pursue or increase the costs to ensure compliance.

Channels

We deliver our products and services through a diverse set of online partners, including K-12 schools, universities, newspapers, videogame companies, military (including upcoming distribution in partnership with the Army Air Force Exchange Service) and small and large businesses.  We believe having several sales channels will maximize sales potential while minimizing the risk that any underperforming channel will jeopardize the overall business.

Competition

We and our subsidiaries have competition in various aspects of our business, including wholesale and retail photo gifts, and online personalized merchandise.

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

After analyzing existing online players in the photo merchandise category, we believe we identified a significant underserved opportunity to partner with key business partners to provide an “on demand” service that most closely competes with the image merchandise companies such as Zazzle and Cafepress, but has what we believe are advantages in product quality, pricing, ease of setup and turnaround times.  In particular, Zazzle and Cafepress focus on the artist and small-group market, while we believe a large, underserved market exists in partnering with a broader range of customers, particularly schools, nonprofits, media companies, as well as corporate and special interest partners.

Intellectual property

We and our subsidiaries have created or licensed a variety of proprietary software, hardware and operational systems that we believe distinguishes us and our subsidiaries from competitors. Neither we nor our subsidiaries have any patents on any of this software, hardware or operational systems.

Our PropellShops (formerly called “Web Stores on Demand”) web services were created using our own technology, as well as proprietary enhancements to open source software tools.

Insurance

We have insurance for general commercial liability with the Zurich Group in an amount of $2 million. We have worker’s compensation insurance with The Hartford in an amount equal to 100% of our payroll for the current year. We have products and completed operations insurance in the aggregate amount of $2 million.

Operations

The company has its headquarters in the San Francisco Bay Area, with operations in Orlando, Fla., and regional sales and operations employees and sales representatives in Connecticut and Southern California.

The San Francisco area office is primarily focused on all corporate matter and PropellShops, including software development, sales, marketing strategic partnerships and business development.  Activities in the Orlando office include management of the theme park location.

Much of our raw materials are sourced from overseas, while imprinting and customization of on-demand merchandise is performed in the U.S., primarily though outsourcing using a variety of partner facilities nationwide.

In addition, Crystal Magic maintains company-staffed retail locations in Florida at Disney World.

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

Because we are entering into new business lines that are unproven, it is difficult to predict if we will generate material revenues or be profitable.

Until recently, our business has been substantially dependent upon our ability to generate revenue from our subsurface etched photo crystal products. We only recently began focusing the majority of our efforts on our e-commerce web sites. We are in the process of discontinuing our Crystal Magic, Inc., operations and will thereafter focus our efforts entirely on our e-commerce business. Because our new business model is unproven, we may not generate material revenues from such businesses. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products generated from these new business lines since we have had very limited recent operating history in our new business lines nor significant revenues or earnings derived from such business lines. Therefore, our ability to generate revenue is uncertain and there can be no assurance that we will be able to generate significant revenue or be profitable.

Our business is difficult to evaluate because we are currently engaging in a new line of business and shifting the focus of our historical business lines for which we have very limited operating history and limited information.

The Company is currently expanding its operations and engaging in a new business line as well as shifting the focus of its historical business lines. There is a risk that we will be unable to successfully operate this new line of business or be able to successfully integrate it with our current management and structure. Our estimates of capital, personnel and equipment required for our new line of business are based on the experience of management and businesses they are familiar with.  Our management has limited direct experience in our new lines of business.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the years ending December 31, 2009 and 2008, we had net revenues of $759,954and $1,169,451, respectively and sustained a net loss of $1,684,340 and $1,107,257, respectively.  Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

We may not be able to retain existing customers or acquire new customers.

Our future revenues and profitability depends in large part on our ability and to retain our current relationships with our customers, including eChalk and AAFES, and attract new customers for our e-commerce websites. Our relationships with these customers depend on our satisfactorily performing our contracted services. If we do not successfully retain our current customers, or market successfully against competitors, our business, financial condition and operating results could be harmed.

We may not be able to continue as a going concern.

Our consolidated audited financial statements, report a 2009 operating loss of $(1,552,258) and a net loss of $(1,684,340). The opinion of our independent registered accounting firm on our audited financial statements as of and for the period ended December 31, 2009 for Propell was qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

Our future plans and operations are dependent on our raising additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. We have recently raised debt financing under a credit facility that allows us to borrow up to $500,000, of which $407,500 principal amount is outstanding as of the date hereof.  In fact, we have used money raised in prior financings to pay some of our costs. Other than the credit facility, we have used all of the $2.6 million we raised over the last twenty-four months in the form of convertible notes and a rights offering. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements.

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

The market for e-commerce products is highly competitive and still emerging. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition in personalized products from other direct marketers, online companies, and competitors in other distribution channels, including much larger companies. Many of our competitors offer similar products and services. Our ability to compete effectively depends on our ability to differentiate our services by offering innovative services and products and exemplary customer service. Although we believe we are a leader in developing and marketing innovative personalized services and products, competitors can and do provide similar services and products. There can be no assurance we will continue to compete effectively through development of innovative services and products or the provision of exemplary customer service and experience or that we will respond appropriately to industry trends or to activities of competitors.

We experience fluctuations in quarterly results.

Our quarterly operating results will fluctuate for many reasons, including:

•

Seasonality of consumer gift purchases.

•

Changes in consumer spending patterns,

•

The mix of products we sell,

•

Promotional activities we conduct,

•

Price increases by our suppliers,

•

Our introduction of new products,

•

Our research and development activities,

•

Our competitors’ actions,

•

Fluctuations in the direct-to-consumer market,

•

Changes in usage of online commerce,

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

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Although all board members have fiduciary obligations in connection with compensation matters, our lack of an independent compensation committee presents the risk that our executive officers on the board may have influence over their personal compensation and benefits levels that may not be commensurate with our financial performance.

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

As of March 31, 2010, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 78.86% of our outstanding common stock, without taking into account shares of common stock issuable upon conversion of any convertible securities. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Under certain circumstances we will be responsible for the payment of certain of Crystal Magic’s debts.

We could be responsible for the payment of Crystal Magic currently outstanding debt owed to US Small Business Loans (the “SBA”) and the Orlando National Bank in the amount of approximately $839,000. We are currently in negotiations with the Orlando National Bank and SBA to reduce the debt and therefore our liability; however there can be no assurance that such negotiations will be successful. We have entered into an agreement with Steve Rhodes whereby we agreed to reimburse Crystal Magic for the interest payments on certain debt of Crystal Magic under loans issued by the Orlando National Bank under the approval of the SBA and the monthly payments owed by Crystal Magic so long as the monthly payments remain at their current rates, until certain shares of Mr. Rhodes are released from escrow. We also agreed to assume the payment for these loans in the event of the bankruptcy of Crystal Magic and the demand of the SBA or the Orlando National Bank of payment under Mr. Rhodes’ guarantee. Mr. Rhodes placed 2,000,000 shares of our stock owned by him in escrow to be used by us in our discretion at any time after April 8, 2010, to pay the amounts owed by Crystal Magic under these loans. The indemnification agreement that we had previously entered into with Mr. Rhodes and his wife with respect to payment of the loans if a demand was made against either of them under the guarantee, has been terminated. However, there can be no assurance that the shares held in escrow will have sufficient value to satisfy such debt. There is also no guarantee that Crystal Magic will generate enough revenue to offset any of the expense we agreed to incur prior to the date that we can access the escrowed shares or even thereafter if the value of the escrowed shares is not sufficient to repay the debt.  For the year ended December 31, 2009 and December 31, 2008, Crystal Magic had revenue of  $1,008,564 and $2,681,656 and incurred a loss of  $458,559 and $561,657, respectively.

We cannot guarantee that an active trading market will develop for our common stock.

There currently is not an active public market for our Common Stock and there can be no assurance that a regular trading market for our Common Stock will ever develop or that, if developed, it will be sustained.  Therefore, purchasers of our Common Stock should have a long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities. We cannot predict the extent to which a trading market will develop or how liquid a market might become.

There may be future dilution of our common stock.

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders.

We have incurred operating losses in the past and may not be able to sustain profitability in the future. Recent accounting changes may make it more difficult for us to sustain profitability.

Each of our subsidiaries and their predecessors have periodically experienced operating losses. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Also, we are a publicly traded company, and are therefore subject to the Sarbanes-Oxley Act of 2002, which requires that our internal controls and procedures comply with Section 404 of the Sarbanes-Oxley Act. We expect compliance to be costly and it could impact our results of operations in future periods. In addition, the Financial Accounting Standards Board now requires us to follow Statement No. 123, “Share Based Payment,” (FASB ASC Topic 718-10). Under this rule, companies must calculate and record in their statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services. We expect that we will use stock options to attract, incentivize and retain our employees and will therefore incur the resulting stock-based compensation expense. This will continue to adversely affect our operating results in future periods.

Interruptions to our information technology systems, personalized-product production processes or customer service operations could damage our reputation and brand and substantially harm our business and results of operations.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, some of whom have formed critical relationships with the companies with whom we and our subsidiaries have contracts. The loss of these key employees, several of whom is “at will” and may terminate his or her employment relationship with us or our subsidiaries at any time, may significantly delay or prevent the achievement of our business objectives and the business objectives of our subsidiaries.

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

Crystal Magic’s net revenues and results of operations are affected by the level of vacation and other travel by our customers, particularly in our theme park operation, and any declines or disruptions in the travel industry could harm its business.

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

Item 1B.  Unresolved Staff Comments

None.

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

Our website is www.propellshops.com .  We are currently updating our website to provide a link to the SEC’s website at www.sec.gov that will provide, free of charge, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports and forms.  We will make these filings available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

Item 2.   Properties

Crystal Magic currently leases an office in Orlando, Florida, of approximately 6,000 square feet on a month-to-month basis at approximately $2,000 per month.  We believe that if Crystal Magic lost its lease at these premises, it could promptly relocate within 30 days on similar terms. Crystal Magic’s retail facilities at Disney World in Orlando are paid for via a revenue share agreements with the park.

We also currently lease offices in Northern California.  Our office is in San Anselmo and consists of approximately 1,050 square feet at $2.15 per square foot per month.  We believe if we lost our lease at these premises, we could promptly relocate within 30 days on similar terms.

Item 3.   Legal Proceedings.

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4.   Submission of Matters to a Vote of Security Holders.

REMOVED AND RESERVED

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently does not currently trade on any exchange; however, we have been approved for listing on the OTC-BB listing process and expect to start trading in the near future.  We currently have approximately 68 holders of record of our common stock.

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

In March 2009, we issued to 36 individuals 1,585,474 shares of our common stock and warrants exercisable into 2,378,211 shares of common stock at a price of $.27 per share. The offering and sale of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D under the Act since the issuance by us did not involve a public offering and the requirements of Regulation D were met. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

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

In May 2009, we issued to 2 individuals 1,481,482 shares of our common stock and warrants exercisable into 2,222,223 shares of common stock at a price of $.27 per share. The offering and sale of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D under the Act since the issuance by us did not involve a public offering and the requirements of Regulation D were met. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

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

In September 2009, the Company issued 741,667 shares to three former employees in lieu of $200,250 in severance payments. .    The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In September 2009, we issued a note to an entity with a principal amount of up to $500,000. As of December 31, 2009, we had received and were obligated to repay $407,500 pursuant to the terms of the Note. The issuance of the Note qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Securities Authorized For Issuance under Equity Compensation Plans

PROPELL CORPORATION 2008 STOCK OPTION PLAN

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 5,000,000 shares of the Company’s Common Stock has been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows the Company to grant options to employees, officers and directors of the Company and its subsidiaries; provided that only employees of the Company and its subsidiaries may receive incentive stock options under the Plan. The Company has granted a total of 1,499,000 options as of March 31, 2010.  Set forth below is detail with respect to issuances under the Plan.

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,449,000	$0.40	3,501,000
Total	1,449,000	0.40	3,501,000

Item 6.   Selected Financial Data

This item is omitted as not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2009, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2009 and 2008 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

Overview

Propell Corporation is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation,  merged with an acquisition subsidiary of Propell’s, which was formed solely for the purpose of the merger of CMI with and into Propell. As part of this transaction, the Company issued an aggregate of 5,400,000 shares to the former shareholders of CMI.

On May 6, 2008, the Company acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary. A total of 2,094,864 shares of the Company’s common stock were issued to the members of Mountain Capital, LLC and a total of 136,088 shares of the Company’s common stock were issued to the members of AUL.

The mergers were completed in order to form a consolidated enterprise with subsidiaries that each have experience in complementary parts of the imaging and personalized products industries, and to expand their capabilities both online and at retail.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2009.

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

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157 , we deferred application of SFAS No. 157 until January 1, 2010, the beginning of our next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

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

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recently Issued Accounting Standards” section of Note 1(O), “Recent Accounting Pronouncements,” in the Notes to Financial Statements.

Our plan of operations

Our current operations involve sales and operations from Propell and CMI. The operations of Auleron 2005, LLC were dissolved in January 2010. We determined the net fair market value of the assets and liabilities of Auleron 2005 at December 31, 2009, LLC to be immaterial to our consolidated financial statements.

Our PropellShops online system provides a special web site at which a customer -- whether a business, group, or individual -- can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of our revenue to the customer.

Propell believes the PropellShops product opens up substantial new opportunities and channels by providing e-commerce web sites with the opportunity to easily integrate a personalized merchandise online store into their own site with little effort or cost. CMI and other strategic outsource partners will perform the fulfillment, manufacturing, shipping and billing of these product(s).  The PropellShops product is a key part of our strategy for 2010 and beyond.

CMI’s core business began nearly a decade ago by using proprietary laser technology to create three-dimensional laser images engraved inside solid crystal blocks (such as paperweights) based on photographs of consumers, which then are visibly engraved inside the crystal, and were sold as gifts in company-owned stores within Disney and Universal theme parks, and later expanded to a wide range of image-based merchandise, such as mugs, T-shirts and other merchandise upon which personal photos, logos or other artwork are printed, offered through mass market retail.  Today, our CMI division’s products are sold at Disney World theme park in Orlando, as well as to retailers and corporate clients.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. We do not sufficient capital to last the next 12 months; however it is our intent to raise significant additional capital through the sale of securities.

Consolidated Results of Operations for the Year Ended December 31, 2009

For the 12 months ended December 31, 2009, we had total revenues of $759,954, which included revenue of Propell for the entire year and revenue from its Crystal Magic subsidiary from April 9, 2009 through December 31, 2009. Cost of goods sold for such periods totaled $169,703. Operating expenses totaled $2,142,509.

Revenues decreased by $409,497; however since during the period Propell (a) moved its focus away from its AMS operations, and (b) consolidated Crystal Magic into its financial statements only as of April 9, 2009, any comparison between the two years would not be indicative of overall company performance. Year-over-year gross margin as a percentage of sales increased by 49%, attributable to the higher gross margins in its Crystal Magic subsidiary as opposed to its Mountain Capital subsidiary. Operating expenses increased by 725,665 due to increased payroll expenses.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities and revenue derived from our Crystal Magic subsidiary. We have recently shifted our focus to what we believe to be a more economic product, our PropellShops. Although we anticipate that our Internet business will eventually replace our Crystal Magic business it is difficult for us to assess what the impact of this shift will be on our overall revenue.

We have incurred an accumulated deficit of $2,791,597 through December 31, 2009. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Twelve Months Ended December 31, 2009 - Cash Flow Activity

Propell’s primary sources and uses of cash for the twelve months ended December 31, 2009, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs and an influx of $1,730,000 in cash from nonrecourse convertible promissory notes a portion of which converted into 8,650,000 common shares of the Company’s stock. Net cash used in operating activities from continuing operations was $671,025 for the twelve months ended December 31, 2009. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•

A decrease in accounts receivables due to reductions in non-cash sales.

•

A marked decrease in inventory related to the increased sales of previous obsolete items.

•

An increase in accounts payable related to professional fees associated with going public.

•

A decrease in deferred revenue relating to extended service contracts for Kiosk units sold by AMS.

Net cash used in investing activities for the twelve months ended December 31, 2009, was $542,731 primarily attributable to the capital expenditures of $474,769 for the acquisition of the Propell.com domain and $75,229 for the acquisition of equipment.

Net cash provided by financing activities was $1,198,786 which included $1,248,540 from the issuance of convertible promissory notes that convert into common stock, and was offset by distributions to Crystal Magic in the amount of $122,542 to fund its operations. The loans are not evidenced by a note, are not secured by collateral and do not bear interest. The loans were used by Crystal Magic for working capital purposes and to commence the PropellShops operations.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2009.

Item 9A(T).   Controls and Procedures

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer who is also our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 20098 with the following exceptions:

As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2009.

This  Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the company are as follows:

Name	Age	Position

Edward L. Bernstein	57	Chief Executive Officer/President/Chairman of the Board

Mark Kalow	55	Director

James Graham	50	Director

Paul Scapatici	32	Executive Vice President, General Manager, Kiosk Division

James Wallace	32	Vice President, Operations, Kiosk Division

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

PAUL SCAPATICI.  Mr. Scapatici is our Executive Vice President of Business Development, after serving as Executive Vice President and General Manager of our kiosk division since our merger with Mountain Capital, LLC in May 2008. Prior to the merger, Mr. Scapatici served in a similar role at Mountain Capital (d/b/a Arrow Media Solutions) since its formation in April 2005. He co-founded the Arrow Media Solutions division in 2005 and was an original founder of the Auleron Technologies division in 2003. Prior to forming Auleron Technologies, Mr. Scapatici held a senior executive role beginning in 1999 with Network Power Systems, a company which worked exclusively with National Cash Register. Mr. Scapatici earned his Bachelors of Science in Marketing, Management from Siena College.

JAMES WALLACE. Mr. Wallace is our Vice President of Operations for Propellshops, after having served in a similar role with Mountain Capital, LLC prior to our merger in May 2008.  Mr. Wallace joined our Auleron Technologies division in August 2004. As Director of Operations, he directed the project management team responsible for the deployment of more than 5,000 devices, worth in excess of $5 million. Prior thereto, beginning in March 2003, Mr. Wallace was Project Control Officer at CGI. At CGI, Mr. Wallace helped develop the processes and procedures by which the Imagistics IT department was run. Mr. Wallace is a graduate of the University of North Carolina at Chapel Hill with a Bachelor of Science in Computer Science.

MARK KALOW  Mr. Kalow was appointed as a director on April 9, 2009.   Mr. Kalow is a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development; he also serves on the board of directors of LSF Network, an e-marketing services company, Reischling Press, Inc., a digital printing company, Pure Depth, Inc.,a display technology licensing company and The Tannery Arts Center in Santa Cruz, California. .  Mr. Kalow has also served on the Board of Photoworks, Inc from 2004 until 2008. From October 1999 to September 2003, Mr. Kalow served as a Managing Director for the Venture Capital Division of Trans Cosmos USA, a Japanese IT services company and strategic investor in U.S. rich media, CRM and e-marketing companies. From September 1993 to July 1998, Mr. Kalow was Chief Operating Officer and Chief Financial Officer of Live Picture Inc. (LPI), a digital imaging software company which he co-founded. He was Chief Executive Officer of LPI from November 1998 through June 1999.  Mr. Kalow holds a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and a Masters in Business Administration with a concentration in financial management from the University of Chicago. He attended Director’s College at Stanford Law School, June 2006.

JAMES GRAHAM Mr. Graham was appointed as a director on June 16, 2009. Currently a private investor, Mr. Graham, a native of Canada who has lived and worked abroad extensively, has experience in a variety of management roles in telecom, cable, wireless, advertising, and network design/construction. He has been a private investor for the last five years and prior thereto has held leadership positions in general management as well as sales, marketing, and customer service, including roles as President of Fiberlink Services, managing director of Classic Communications and Suburban Adventures, and as a director of Cable Security Corp.

Employees

At December 31, 2009 we had 35 full-time employees, 30 of which are employed by Crystal Magic.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Our director, Edward L. Bernstein, is not independent because of his position as an executive officer of our company. James Graham is not independent because of his ownership percentage in our company.  We have recently added an independent director, Mark Kalow, to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. Mark Kalow is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Upon evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except that James Graham failed to file a Form 3 when he was appointed as a director.

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

We will provide any person, without charge, upon written or oral request made to our corporate headquarters, a copy of our Code of Ethics.

Item 11.   Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2009 and 2008.

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and	Fiscal		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	Salary($)	($)	($)	($) (1)	($)	($)	($)	($)
Edward L. Bernstein, CEO (2)	2008	104,763	0	0	0	0	6,461	44,186(2)	155,410
	2009	87,616	0	0	0	0	0	0	87,616
Steven M. Rhodes, CFO(3)	2008	136,738	0	0	0	0	6,461	0	143,199
	2009	65,385	0	0	0	0	0	72,000(6)	137,385
John Wolf, EVP(4)	2008	158,800	0	0	0	0	0	0	158,800
	2009	55,577	0	0	0	0	0	72,000(6)	127,577
Paul Scapatici, EVP	2008	106,751	0	0	0	0	2,734	0	109,485
	2009	85,000	0	0	0	0	0	0	85,000
Lane Folliott, VP(5)	2008	108,463	0	0	0	0	2,734	0	111,197
	2009	63,750	0	0	0	0	0	56,250(6)	120,000
James Wallace, VP	2008	106,751	0	0	0	0	2,734	0	109,485
	2009	85,000	0	0	0	0	0	0	85,000

(1)   No amounts were recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FASB ASC Topic 718-10, as the value of the options granted was immaterial to our financial statements taken as a whole.

(2)   Represents payments made prior to merger dates as a subcontractor, $22,467 was paid to Mr. Bernstein’s by CMI and $21,719 was paid to Mr. Bernstein by AMS

(3)   Mr. Rhodes resigned as a director in June 2009 and was terminated as our CFO in September 2009.

(4)   Mr. Wolf was terminated from his position in August 2009.

(5)   Mr. Folliott resigned from his position in September 2009; however he remains as a consultant.

(6)   Represents value of stock paid in lieu of severance.

DIRECTOR COMPENSATION

We currently do not pay our directors compensation for their service as directors.  We do intend to pay our independent directors compensation in the form of options.

Employment Agreements

We entered into a three-year employment agreement on April 10, 2008 with Edward L. Bernstein, which was amended effective December 21, 2008. The amended agreement with Mr. Bernstein provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $160,000 level as originally agreed to or one month’s lump sum plus an additional 266,667 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Bernstein terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a grant of 500,000 stock options to purchase 500,000 shares at $.50 per share with vesting over three years.

We entered into three-year employment agreements on May 6, 2008 which were amended effective December 21, 2008 with Paul Scapatici and James Wallace.

The amended agreement with Mr. Scapatici provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $125,000 level as originally agreed to or one month’s lump sum plus an additional 208,333 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Scapatici terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a grant of 125,000 stock options to purchase 125,000 shares at $.50 per share with vesting over three years.

The amended agreement with Mr. Wallace provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $125,000 level as originally agreed to or one month’s lump sum plus an additional 208,333 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Scapatici terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a grant of 125,000 stock options to purchase 125,000 shares at $.50 per share with vesting over three years.

We terminated our employment agreements with Mr. Rhodes and Mr. Wolf and have reached a severance settlement with Mr. Wolf and are negotiating a settlement with Mr. Rhodes.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates how many shares of our common stock were beneficially owned as of March 31, 2010, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.  We based our calculation of the percentage owned on 22,482,575 shares outstanding on March 31, 2010. The address of each of the directors and executive officers listed below is c/o Propell Corporation, 336 Bon Air Center, No. 352, Greenbrae, CA 94904.

Name	Number of Shares Beneficially Owned		Percent of Class
Edward L. Bernstein	1,169,362	(1)	5.10%
James Graham	4,565,907	(2)	18.69%
Steven M. Rhodes	3,939,484	(3)	17.40%
Paul Scapatici	436,716	(4)	1.94%
John C. Wolf	1,886,443	(5)	8.39%

Mark Kalow	146,148		*
James Wallace	348,381	(6)	1.54%
Joseph W. and Patricia G. Abrams Family Trust	2,736,125	(7)	11.64%
Mara Gateway Associates LP	3,245,953	(8)	14.16%
All officers and directors as a group (5 persons)	6,416,512		27.27%

*less than 1%

(1)

Mr. Bernstein received 650,000 shares upon conversion of a convertible promissory note. Mr. Bernstein also received 74,411 shares as a result of his investment of $20,091 in our  rights offering and an additional 111,617 warrants exercisable within 60 days. Mr. Bernstein has 333,334 options exercisable within 60 days.

(2)

Mr. Graham received 1,325,166 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Graham also received 370,370 shares as a result of his $100,000 investment in our recent rights offering, an additional 1,944,445 warrants exercisable within 60 days

(3)

Mr. Rhodes retains 3,480,224 shares he received in exchange for shares he owned in Crystal Magic, Inc. in the merger of Crystal Magic, Inc. with us. Mr. Rhodes also received 37,037 as a result of his investment of $10,000 in a rights offering and an additional 55,556 warrants exercisable within 60 days. Mr. Rhodes also received 266,667 shares in lieu of severance. Mr. Rhodes also placed 2,000,000 shares in escrow to be used by us for amounts owed by CMI for the SBA related debt. Mr. Rhodes received warrants for 100,000 shares exercisable within 60 days.

(4)

Mr. Scapatici received 353,382 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Scapatici has 83,334 options exercisable within 60 days.

(5)

Mr. Wolf received 1,619,776 shares in exchange for shares he owned in Crystal Magic, Inc. in the merger of Crystal Magic, Inc. with us. Mr. Wolf also received 266,667 shares in lieu of severance.

(6)

Mr. Wallace received 265,047 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Wallace will have 83,334 options exercisable within 60 days.

(7)

537,625 shares were received upon conversion of our first convertible promissory note, plus an additional 500,000 shares were received upon the conversion of our second promissory note and 679,400 shares as a result of an investment in our rights offering and an additional 1,019,100 warrants exercisable within 60 days.

(8)

Mara Gateway Associates received 2,500,000 shares upon conversion of a convertible note and 298,381 shares as a result of an investment in our most recent rights offering and an additional 447,572 warrants exercisable within 60 days.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors and executive officers nor any person who beneficially owns, directly or indirectly, shares equaling more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since our incorporation or any proposed transaction except that our wholly owned subsidiary Crystal Magic, Inc. borrowed $204,000 during the first quarter of 2008 from Lanai Investments, LLC of which Steven M. Rhodes and the Steven M. Rhodes Irrevocable Trust are members and $75,000 during the first quarter of 2008 from Loco Lobo Investments, LLC, of which John Wolf is the manager.  Both of these loans bear interest at 6% and are due simultaneously with the closing of any additional financing that exceeds $1,500,000 that occurs after we have begun trading as a publicly trading company on the OTC bulletin board.  Subsequently, Lanai Investments. LLC forgave the debt owed to it.  We had guaranteed payment of the notes, however the guarantees are no longer effective since Mr. Rhodes and Mr. Wolf forgave the debt and the notes have been cancelled. Mr. Rhodes was our Chairman until June 2009 and Chief Financial Officer until September 2009. He founded Crystal Magic, Inc. in 1999. Mr. Wolf was an Executive Vice President until September 2009 with us and was a part owner of Crystal Magic, Inc.

Item 14.   Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered for the fiscal years 2009 and 2008:

Service	Fiscal 2009	Fiscal 2009
Audit Fees	$30,231	$27,500
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	38,265
Total	$30,231	$65,765

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

10.10	Consulting Agreement between Mountain Capital, LLC and Shutterfly, Inc. dated November 1, 2007 (1)
10.11	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (1)
10.12	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (1)
10.13	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (1)
10.14	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (1)
10.15	Operating Agreement between Crystal Magic, Inc. and Cashman Enterprises, Inc dated September 7, 2001. (1)
10.17	Subsurface etching and Servicing Agreement between Crystal Magic, Inc. and Laser Crystal Works, L.P. dated April 26, 2003 (1)
10.18	Retail Product License Agreement between Crystal Magic, Inc. and NBA Properties, Inc. dated October 23, 2007 (1)
10.19	Note Modification Agreement between Crystal Magic, Inc. and Liberty National Bank dated May 12, 2004. (1)
10.20	Employment agreement between the Registrant and John Wolf (1)
10.21	Employment agreement between the Registrant and Jim Wallace (1)
10.22	Employment agreement between the Registrant and Paul Scapatici (1)
10.23	Employment agreement between the Registrant and Lane Folliott (1)
10.24	Employment agreement between the Registrant and Edward L. Bernstein (1)
10.25	Employment agreement between the Registrant and Steven M. Rhodes (1)
10.26	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (1)
10.27	Form of Lock-up Agreement (1)
10.28	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (1)
10.29	Second Amendment to Revocable License Agreement between Crystal Magic, Inc, and Disneyland Resort dated October 30, 2008 (1)
10.30	Amendment No. 3 to Amended and Restated Concession Agreement between Crystal Magic, Inc., Walt Disney World Co. and Walt Disney World Hospitality and Recreation Corporation dated October 29, 2008 (1)
10.31	Amendment to Employment Agreement between the Registrant and John Wolf (2)

No.	Description
10.32	Amendment to Employment Agreement between the Registrant and Jim Wallace (2)
10.33	Amendment to Employment Agreement between the Registrant and Paul Scapatici (2)
10.34	Amendment to Employment Agreement between the Registrant and Lane Folliott (2)
10.35	Amendment to Employment Agreement between the Registrant and Edward J. Bernstein (2)
10.36	Amendment to Employment Agreement between the Registrant and Steven M. Rhodes (2)
10.37	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (2)
10.38	Amendment to Promissory Note between Registrant and Lanai Investments, LLC (2)
10.39	Amendment to Promissory Note between dated Registrant and Loco Lobo, LLC (2)
14.1	Code of Ethics (2)
21.1	List of Subsidiaries of the Registrant (1)
23.1	Consent of Silberstein Ungar, PLLC (3)
31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)   Previously Filed in the Company’s Form S-1, as amended

(2)   Previously Filed in the Company’s Form 10-K for December 31, 2008, as amended

(3)   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL CORPORATION

By: /s/ Edward Bernstein

Edward Bernstein

President, Chief Executive Officer

and Chief Financial Officer

(Principal Executive Officer and

Principal Financial Officer)

Date: April 15, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2010	By: /s/ Edward Bernstein
Edward Bernstein President and Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2010	By: /s/ Mark Kalow
Mark Kalow Director

Date: April 15, 2010	By: /s/ James Graham
James Graham
Director

PROPELL CORPORATION

TABLE OF CONTENTS

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Propell Corporation

Greenbrae, California

We have audited the accompanying consolidated balance sheets of Propell Corporation, a Delaware Corporation, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propell Corporation, as of December 31, 2009 and 2008, and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Propell Corporation will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 14, 2010

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

Assets	December 31, 2009	December 31, 2008

Current Assets
Cash	$121,689	$136,659
Accounts receivable (net of allowances)	4,176	18,751
Prepaid expenses	4,587	4,202
Inventory	95,144	179,230
Deferred charges	-	5,233
Deposits - current	1,499	1,499
Total Current Assets	227,095	345,574

Property and Equipment, net	3,821	33,555

Other Assets
Intangible assets, net	9,314	-
Website URL, net	5,600	7,200
Website assets, net	501,201	26,405
Deposits - long term	7,401	62,314
Total Other Assets	523,516	95,919

Total Assets	$754,432	$475,048

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$511,167	$177,150
Accrued liabilities	6,648	114,016
Customer deposits	-	322
Deferred revenue	-	29,832
Due to related parties	51,714	2,017
Convertible notes payable	420,462	1,730,000
Notes payable – current portion	104,400	-
Total Current Liabilities	1,094,391	2,053,337

Long Term Liabilities
Notes payable	734,542	-
Total Long Term Liabilities	734,542	-

Total Liabilities	1,828,933	2,053,337

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,482,575 and 9,908,952 shares issued and outstanding	22,482	9,909
Additional paid-in capital	1,694,614	457,723
Distributions to affiliated parties	-	(938,664)
Accumulated deficit	(2,791,597)	(1,107,257)
Total Stockholders’ Deficit	(1,074,501)	(1,578,289)

Total Liabilities and Stockholders’ Deficit	$754,432	$475,048

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2009	2008

Net Revenues:	$759,954	$1,169,451

Cost of Goods Sold:	169,703	828,726

Gross Profit:	590,251	340,725

Operating Expenses:	2,142,509	1,416,844

Loss from Operations	(1,522,258)	(1,076,119)

Other Income (Expense):	(132,082)	(31,138)

Net Loss	$(1,684,340)	(1,107,257)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.16)

Weighted average number of shares outstanding during the period - basic and diluted	19,473,389	6,872,985

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

As of December 31, 2009

	Common Stock $0.001 Par Value		Additional Paid-in Capital	Distributions to Affiliates	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, January 29, 2008 (Inception)	-	$ -	-	$ -	$ -	-

Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)			-

Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)			-

Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709			383,804

Conversion of convertible notes to common stock	2,278,000	2,278	20,502			22,780

Reclassification of intercompany payable			61,048			61,048

Distributions to affiliate				(938,664)		(938,664)

Net loss for the period ended December 31, 2008					(1,107,257)	(1,107,257)

Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)

Recognition of stock based compensation in connection with stock option grants			43,440			43,440

Recognition of shares issued in connection with services rendered	856,667	857	285,793			286,650

Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664

Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078

Distributions to affiliate				(122,542)		(122,542)

Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206

Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)

Net loss for the year ended December 31, 2009					(1,684,340)	(1,684,340)

Balance, December 31, 2009	22,482,575	$ 22,482	1,694,614	$ -	$ (2,791,597)	(1,074,501)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(1,684,340)	$(1,107,257)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock option grants	43,440	-
Stock issued for consulting fees	286,650	-
Acquisition of Crystal Magic	(871,599)	-
Conversion of convertible stock to common stock	1,771,664	-
Reclass affiliate distribution, contributions, equity and AP due to change in control	(619,162)	-
Foregiveness of debt	(75,000)	-
Inventory reserve		52,000
Inventory write off	(226,028)	4,357
Depreciation & amortization	163,741	4,357
Write down of fixed assets	85,527
Changes in Assets and Liabilities
Decrease in accounts receivable	29,506	90,165
Decrease (increase) in deferred charges	5,233	(5,233)
Decrease in deposits	62,315	6,657
Decrease in inventory	503,496	52,289
Decrease in prepaid expenses	5,508	3,788
Increase (decrease) in accounts payable	(18,562)	94,774
Decrease in due to related parties	49,697	2,017
Increase in customer deposits	-	322
Increase (decrease) in deferred revenue	(29,832)	13,016
Increase (decrease) in accrued expenses and taxes	(153,279)	112,272
Net Cash Used In Operating Activities	(671,025)	(680,833)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(75,229)	(646)
Acquisition of website URL	-	(8,000)
Development of website asset	(474,796)	(26,405)
Cash received from the consolidation of Crystal Magic	7,294	-
Net Cash Used In Investing Activities	(542,731)	(35,051)

Cash Flows from Financing Activities:
Distributions to affiliate – Crystal Magic	(122,542)	(938,664)
Proceeds from issuance of convertible notes	828,078	1,752,780
Increase in intercompany payable to Auleron 2005	-	5,660
Proceeds from convertible notes payable	420,462	-
Payments on long term debt	72,788	-
Net Cash Provided By Financing Activities	1,198,786	819,776

Net increase (decrease) in cash and cash equivalents	(14,970)	103,892

Cash and cash equivalents at beginning of period	136,659	32,767

Cash and cash equivalents at end of period	$121,689	$136,659

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 Organization and Summary of Significant Accounting Policies

(A) Description of the Business

Propell Corporation, a Delaware corporation (“Propell” or the “Company”) is an e-commerce and fulfillment provider of image-based personalized products and services.

(B) Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to goodwill and other intangible assets, the estimated useful lives for amortizable intangible assets and property, plant and equipment, the fair value of warrants and stock options granted for services or compensation, respectively, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the year ended December 31, 2009.

(E) Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

(F) Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated, including the potential risk of business failure. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities.

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2009 and December 31, 2008, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2009 and December 31, 2008, the balance exceeded the federally insured limit by $0 and $0, respectively.

(H) Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Items of property and equipment with costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, as follows:

Description	Estimated Useful Life
Office equipment and furniture	2 to 5 years
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease

(I) Inventory

Inventory is stated at cost using the FIFO (first in, first out) method. At December 31, 2009 the Company wrote down inventory that it deemed unsellable in the amount of $226,028.

(J) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company took an impairment charge of $85,527 and $0 during the years ended December 31, 2009 and 2008.

(K) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 1,499,000 stock options and 4,600,434 warrants.  Since the Company reported a net loss for the years ended December 31, 2009 and 2008 respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, other, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

(M) Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

(N) Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

(O) Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of our financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our business, financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our consolidated financial statements.

Note 2 Property and Equipment

Property and Equipment consisted of the following at December 31,

	2009	2008
Leasehold improvements	$6,825	$6,825
Furniture and fixtures	37,971	37,471
Computer and equipment	11,782	7,880
Total	56,578	52,176
Less accumulated depreciation/amortization	(52,757)	(18,621)
Property and equipment, net	$3,821	$33,555

On December 31, 2009, the Company wrote off assets of Mountain Capital and Crystal Magic having a net book value of $85,527 due to impairment.

Depreciation expense was $156,259 and $4,357 for the periods ended December 31, 2009 and 2008, respectively.

Note 3 Prepaid Expenses

At December 31, 2009 prepaid expenses consisted solely of prepaid insurance in the amount of $4,587.  At December 31, 2008 prepaid expenses consisted of prepaid rent and insurance in the amount of $4,202.

Note 4 Website Assets

In 2009, the company developed its primary website and capitalized the expenses incurred from programming in the amount of $501,201.

Note 5 Accrued Expenses and Taxes

At December 31, 2009 and 2008 accrued expenses and taxes consisted of the following:

	2009	2008
Payroll	$5,756	$20,736
Taxes	652	410
Interest	0	32,870
Marketing	0	60,000
Other	240	0
Total	$6,648	$114,016

Note 6 Notes and Convertible Notes Payable

In 2009 the Company borrowed $407,500 under the terms of a convertible note payable.  This note is convertible to shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The note was due on February 28, 2010.  In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million.

In 2008 the Company borrowed $1,730,000 under the terms of a convertible note payable.  These notes converted to common stock in 2009. See Note 8.

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At December 31, 2009, the notes total an aggregate of $838,542 and carry a monthly payment amount of $8,700.

Note 7 Other Income (Expense)

At December 31, 2009 other income (expense) consisted of the following:

	2009	2008
Interest income	$872	$16
Gain on insurance claims	6,482	0
Income from debt forgiveness	115,921	0
Sales tax adjustment	(199)	0
Loss on sale of equipment	(543)	0
Loss on impairment of assets	(28,587)	0
Loss on inventory write-off	(226,028)	0
Interest expense	0	(32,870)
Miscellaneous other income	0	1,716
Net other income (expense)	$(132,082)	$(31,138)

Note 8 Stockholders’ Equity and Non-Controlling Interest

(A) Common Stock Issuances of Issuer

For the Year ended December 31, 2009

During the year ended December 31, 2009, the Company issued 856,667 shares of common stock for services rendered, having a fair value of $286,650. Of this, 741,667 shares were issued in connection with severance agreements.

During the year ended December 31, 2009, the Company issued 8,650,000 shares of common stock in connection with the conversion of convertible notes in the principal amount of $1,730,000 ($0.20 per share).

During the year ended December 31, 2009, the Company issued 3,066,956 shares of common stock in two rights offerings for proceeds of $828,078 ($0.27 per share).

For the Year Ended December 31, 2008

During the year ended December 31, 2008, the Company issued 5,400,000 shares of common stock for the acquisition of Crystal Magic having a fair value of $0.

During the year ended December 31, 2008, the Company issued 2,094,864 shares of common stock for the acquisition of Mountain Capital having a fair market value of $383,804 and 136,088 common shares for the acquisition of Auleron having a fair value of $0.

During the year ended December 31, 2008, the Company converted $22,780 in convertible promissory notes to 2,278,000 shares of common stock. ($.001 per share).

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of December 31, 2009, there were 1,499,000 options issued and outstanding under the Stock Plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008
Exercise price	$0.27 - $0.50	$0.50
Expected dividends	0%	0%
Expected volatility	0%	0%
Risk fee interest rate	3.84%	2.625%
Expected life of option	10 years	10 years
Expected forfeitures	0%	0%

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•

annually over two or three years

•

Monthly over one year

During 2009, the Company granted 749,000 options to employees and consultants having a fair value of $43,440 based upon the Black-Scholes option pricing model.  During 2008, the Company granted 1,075,000 options to employees and consultants having a fair value of $0 based upon the Black-Scholes option pricing model.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2007	0	-
Granted	1,075,000	$0.50
Exercised	0	-
Forfeited	0	-
Balance – December 31, 2008	1,075,000	$0.50
Granted	749,000	$0.27
Exercised	0	-
Forfeited	325,0000	$0.43
Balance – December 31, 2009 - outstanding	1,499,000	0.40	8.27 years	0
Balance – December 31, 2009 – exercisable	303,667	$0.43	8.35 years	0

Grant date fair value of options granted - 2009		$43,440
Weighted average grant date fair value - 2009		$0.27

Grant date fair value of options granted - 2008		$0
Weighted average grant date fair value - 2008		$0.50

Outstanding options held by related parties - 2009		1,449,000
Exercisable options held by related parties - 2009		303,667

Outstanding options held by related parties - 2008		1,075,000
Exercisable options held by related parties - 2008		0

The options outstanding and exercisable at December 31, 2009 are as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.27	624,000	9.31 years	$ 0.27	12,000	$ 0.27	9.46 years
$0.50	875,000	8.31 years	$ 0.50	291,667	$ 0.50	8.31 years
	1,499,000	8.27 years	$ 0.40	303,667	$ 0.49	8.35 years

The options outstanding and exercisable at December 31, 2008 were as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$.50	1,075,000	9.30 years	$ 0.50	0	$ -	N/A
	1,075,000	9.30 years	$ 0.50	0	$ -	N/A

The following is a summary of the Company’s non-vested stock options at December 31, 2009:

	Unvested stock options	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2008	1,075,000	$0.50
Granted	749,000	$0.27
Vested/Exercised	(303,667)	$0.49
Forfeited/Cancelled	(325,000)	$0.43
Non-vested – December 31, 2009	1,195,333	$0.38

Weighted average remaining period for vesting	2.59 years

Note 9 Commitments

During 2006, the Company’s Crystal Magic subsidiary entered into a non-cancelable operating lease for certain software. The following schedule shows committed amounts due under this lease agreement as of December 31, 2009:

2010:	$8,102
2011:	8,102
Total:	$16,204

Note 10 Income Taxes

There was no income tax expense for the years ended December 31, 2009 and 2008 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2009 and 2008, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2009	2008
Computed “expected” tax expense (benefit) - Federal	$(575,132)	$(376,467)
Change in valuation allowance	$575,132	$376,467

At December 31, 2009, the Company has a net operating loss carry-forward of approximately $2.7 million available to offset future taxable income expiring through 2029. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2008 was approximately $376,467. The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $575,132. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

Note 11 Subsequent Event

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and April 15, 2010, the date the financial statements were issued.

On January 8, 2010, the Company formally dissolved Auleron LLC.

In February 2010, the Company renegotiated its convertible notes to extend the maturity date to June 30, 2010 and to increase the total potential loan amount to $1 million.  As of April 14, 2010, the amount borrowed under the convertible note is $782,500.

Note 12 Going Concern

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