Form 10-Q
period 2010-03-31
Propell Corporation.
filed 2010-05-24
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[mark one]

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 005-53488

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 22,482,575 shares of common stock, $.001 par value per share, as of May 12, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☐

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

Assets	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Current Assets
Cash	$243,705	$121,689
Accounts receivable	2,597	4,176
Prepaid expenses	7,557	4,587
Inventory	81,863	95,144
Deposits - current	1,499	1,499
Total Current Assets	337,221	227,095
Property and Equipment, net	3,117	3,821
Other Assets
Intangible assets, net	7,843	9,314
Website URL, net	5,200	5,600
Website assets, net	501,201	501,201
Deposits - long term	7,401	7,401
Total Other Assets	521,645	523,516
Total Assets	$861,983	$754,432

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$488,143	$511,167
Accrued liabilities	52,796	6,648
Deferred revenue	2,865	-
Due to related parties	-	51,714
Convertible notes payable	782,500	420,462
Notes payable - current portion	104,400	104,400
Total Current Liabilities	1,430,704	1,094,391
Long Tern Liabilities
Notes payable	744,516	734,542
Total Long Term Liabilities	744,516	734,542
Total Liabilities	2,175,220	1,828,933
Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,482,575 and 22,482,575 shares issued and outstanding	22,482	22,482
Additional paid-in capital	1,695,632	1,694,614
Accumulated deficit	(3,031,351)	(2,791,597)
Total Stockholders' Deficit	(1,313,237)	(1,074,501)
Total Liabilities and Stockholders' Deficit	$861,983	$754,432

See accompanying notes to consolidated financial statements

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2010	2009

Net Revenues:	$99,754	$56,104

Cost of Goods Sold:	21,398	57,681

Gross Profit:	78,356	(1,577)

Operating Expenses:	375,164	283,798

Loss from Operations	(296,808)	(285,375)

Other Income (Expense):	57,054	30,089

Net Loss	$(239,754)	$(255,286)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	22,482,575	13,340,777

See accompanying notes to consolidated financial statements

Propell Corporation and Subsidiaries

Consolidated Statement of Stockholders' Deficit

As of March 31, 2010

(unaudited)

	Common Stock $0.001 Par Value		Additional Paid-in Capital	Distributions To Affiliates	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, January 29, 2008 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)			-
Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)			-
Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709			383,804
Conversion of convertible notes to common stock	2,278,000	2,278	20,502			22,780
Reclassification of intercompany payable			61,048			61,048
Distributions to affiliate				(938,664)		(938,664)
Net loss for the period ended December 31, 2008					(1,107,257)	(1,107,257)
Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)
Recognition of stock based compensation in connection with stock option grants			43,440			43,440
Recognition of shares issued in connection with services rendered	856,667	857	285,793			286,650
Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664
Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078
Distributions to affiliate				(122,542)		(122,542)
Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206
Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)
Net loss for the year ended December 31, 2009					(1,684,340)	(1,684,340)
Balance, December 31, 2009	22,482,575	22,482	1,694,614	-	(2,791,597)	(1,074,501)
Net loss for the three months ended March 31, 2010					(239,754)	(239,754)
Recognition of stock based consulting in connection with stock option grants			679			679
Recognition of stock based compensation in connection with stock option grants			339			339
Balance, March 31, 2010	22,482,575	$22,482	$1,695,632	$-	$(3,031,351)	$(1,313,237)

See accompanying notes to consolidated financial statements

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(239,754)	$(255,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option grants	1,019	-
Foregiveness of debt
Inventory reserve		-
Inventory writeoff	-	1,576
Depreciation & amortization	1,104	-
Writedown of fixed assets	-
Changes in Assets and Liabilities
Decrease in accounts receivable	1,579	(4,031)
Decrease (increase) in deferred charges	-	1,842
Decrease in deposits	-	3,404
Decrease in inventory	13,281	46,524
Decrease in prepaid expenses	(2,970)	-
Increase (decrease) in accounts payable	(23,024)	(29,324)
Decrease in due to related parties	(51,714)	(208)
Increase in customer deposits	-	-
Increase (decrease) in deferred revenue	2,865	(8,443)
Increase (decrease) in accrued expenses and taxes	46,148	21,054
Net Cash Used In Operating Activities	(251,466)	(222,892)
Cash Flows From Investing Activities:
Acquisitions of property and equipment	1,471	-
Acquisition of website URL	-	-
Development of website asset	-	(23,575)
Cash received from the consolidation of Crystal Magic	-	-
Net Cash Provided By (Used In) Investing Activities	1,471	(23,575)
Cash Flows From Financing Activities:
Distributions to affiliate - Crystal Magic		(126,558)
Proceeds from rights offering		428,078
Increase (decrease) in intercompany payable to Auleron 2005	-	(3,111)
Proceeds from convertible notes payable	362,038	-
Payments on long term debt	9,974	-
Net Cash Provided By Financing Activities	372,012	298,409
Net increase in cash and cash equivalents	122,016	51,942
Cash and cash equivalents at beginning of period	121,689	136,660
Cash and cash equivalents at end of period	$243,705	$188,602
Supplemental Cash Flow Information:
Cash paid for interest	$63,044	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

(A) Description of the Business

Propell Corporation, a Delaware corporation (“Propell” or the “Company”) is an e-commerce and fulfillment provider of image-based personalized products and services.

(B) Basis of Presentation & Principles of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended December 31, 2009. The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

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

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended March 31, 2010.

(E) Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company primarily recognizes revenue for services rendered upon completion of the order.

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

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2010 and December 31, 2009, respectively, the Company had cash of $243,705 and $121,689 and had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2010 and December 31, 2009, the balance exceeded the federally insured limit by $0 and $0, respectively.

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

(J) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company took an impairment charge of $85,527 during the year ended December 31, 2009.

(K) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 1,624,000 stock options and 4,600,434 warrants.  Since the Company reported a net loss for the three months ended March 31, 2010 and the year ended December 31, 2009, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

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

(N) Recent Accounting Pronouncements

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update does not have a material effect on our consolidated financial statements.

Note 2 – Property and Equipment

Property and Equipment consisted of the following at March 31, 2010 and December 31, 2009.

	3/31/2010	12/31/2009
Leasehold improvements	$6,825	$6,825
Furniture and fixtures	37,971	37,971
Computer and equipment	11,782	11,782
Total	56,578	56,578
Less accumulated depreciation/amortization	(53,461)	(52,757)
Property and equipment, net	$3,117	$3,821

Note 3 – Prepaid Expenses

At March 31, 2010 prepaid expenses consisted solely of prepaid insurance and rent in the amount of $7,557.  At December 31, 2009 prepaid expenses consisted solely of prepaid insurance in the amount of $4,587.

Note 4 – Website Assets

In 2009, the company developed its primary website and capitalized the expenses incurred from programming in the amount of $501,201. As of March 31, 2010 this amount remained unchanged.

Note 5 – Accrued Expenses and Taxes

At March 31, 2010 and December 31, 2009 accrued expenses and taxes consisted of the following:

	3/31/2010	12/31/2009
Payroll	$18,884	$5,756
Taxes	215	652
Interest on Convertible Notes	32,007	0
Other	1,690	240
Total	$52,796	$6,648

Note 6 – Notes and Convertible Notes Payable

In 2009 the Company borrowed $407,500 under the terms of a convertible note payable.  During the three months ended March 31, 2010 the Company borrowed an additional $375,000 on the same note. This note is convertible to shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010.  In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million, of which the Company has borrowed $782,500 as of March 31, 2010.

In 2008 the Company borrowed $1,730,000 under the terms of a convertible note payable.  These notes converted to common stock in 2009. See Note 8.

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At March 31, 2010 the notes total an aggregate of $848,916 and carry a monthly payment amount of approximately $8,700.

Note 7 – Other Income

At March 31, 2010 and March 31, 2009 other income (expense) consisted of the following:

	3/31/2010	3/31/2009
Interest income	$-	$182
Gain on insurance claims	-	6,487
Income from debt forgiveness	57,054	23,420
Net other income	$57,054	$30,089

Note 8 – Stockholders’ Deficit

(A) Common Stock Issuances of Issuer

For the three months ended March 31, 2010

No shares were issued.

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

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At March 31, 2010 and December 31, 2009, there were 1,624,000 and 1,499,000 options issued and outstanding under the Stock Plan, respectively.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted for the three months ended March 31, 2009. The Black-Scholes assumptions used in the three months ended March 31, 2010 are as follows:

Three Months ended 3/31/210
Exercise price	$0.27
Expected dividends	0%
Expected volatility	0%
Risk fee interest rate	3.59%
Expected life of option	10 years
Expected forfeitures	0%

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•

annually over one,  two or three years

•

Monthly over one year

During the three months ended March 31, 2010, the Company granted 125,000 options to employees and consultants having a fair value of $10,180 based upon the Black-Scholes option pricing model.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2008	1,075,000	0.50
Granted	749,000	$0.27
Exercised	0	-
Forfeited	325,000	0.43
Balance – December 31, 2008	1,499,000	$0.40
Granted	125,000	$0.27
Exercised	0	-
Forfeited	0	$-
Balance – December 31, 2009 - outstanding	1,624,000	0.43	8.64 years	0
Balance – December 31, 2009 – exercisable	334,667	$0.47	8.26 years	0

Note 9 – Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of March 31, 2010 and May 17, 2010, the date the financial statements were issued.

Note 10 – Going Concern

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

Item 2.  Management’s Discussion and Analysis of Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the notes hereto and our audited financial statements and notes thereto for the fiscal year ended December 31, 2009. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our financial statements and notes for the fiscal year ended December 31, 2009t.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of March 31, 2010 and March 31, 2009, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

FORWARD LOOKING STATEMENTS

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

Company Overview

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

In mid-2009, Management decided to concentrate its efforts and assets on its e-commerce business. Shortly thereafter, AUL and AMS began to wind down operations.  In January 2010, AUL was dissolved. In late 2009, AMS assigned its warranty responsibilities and its inventory to a third party and ceased operations. The Company is in the process of settling with creditors and expects to dissolve AMS in 2010.

We do not expect to renew our Disney World lease when it expires in 2010. The Company expects to wind down CMI’s operations in 2010 and liquidate this Subsidiary.

OUR PLAN OF OPERATIONS

Our current operations involve sales and operations from Propell and CMI, however our focus is on our PropellStores.   The operations of Auleron 2005, LLC were dissolved in January 2010. We determined the net fair market value of the assets and liabilities of Auleron 2005 LLC at December 31, 2009, to be immaterial to our consolidated financial statements.

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

Propell believes the PropellShops product opens up substantial new opportunities and channels by providing e-commerce web sites with the opportunity to easily integrate a personalized merchandise online store into their own site with little effort or cost. Strategic outsource partners perform the fulfillment, manufacturing and shipping of these product(s).  The PropellShops product is a key part of our strategy for 2010 and beyond.

CMI’s core business began nearly a decade ago by using proprietary laser technology to create three-dimensional laser images engraved inside solid crystal blocks (such as paperweights) based on photographs of consumers, which then are visibly engraved inside the crystal, and were sold as gifts in company-owned stores within Disney and Universal theme parks, and later expanded to a wide range of image-based merchandise, such as mugs, T-shirts and other merchandise upon which personal photos, logos or other artwork are printed, offered through mass market retail.  Today, our CMI division’s products are sold principally at the Disney World theme park in Orlando. We do not expect to renew our Disney World lease when it expires in 2010. The Company expects to wind down CMI’s operations in 2010 and liquidate this Subsidiary.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. We do not have sufficient capital to last the next 12 months; however it is our intent to raise significant additional capital through the sale of securities. We also actively seek to enter related new markets through merger or acquisition.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three months ended March 31, 2010.

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

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings. We adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2009, which did not have an impact on our financial statements.

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, we deferred application of SFAS No. 157 until January 1, 2010, the beginning of our fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. As of March 31, 2010 the application of SFAS 157 had no impact on our financial statements.

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

Consolidated Results of Operations for the three months ended March 31, 2010 and March 31, 2009

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, total revenues were $99,754 and $56,104, respectively; cost of goods sold were $21,398 and $57,681, respectively; operating expenses were $375,164 and $283,798, respectively, and other income was $57,054 and $30,089, respectively, resulting in a net loss for each period of $239,754 and $255,286, respectively.

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 revenue increased 44% or $43,650; however since Propell moved its focus away from its AMS and CMI operations, and since for the period ended March 31, 2009 CMI was not consolidated into the financial statements, any comparison between the two periods would not be indicative of overall company performance.

Liquidity and Capital Resources. To date, our primary sources of cash have been funds raised from the sale of our securities, including convertible debt offerings and revenue derived from our Crystal Magic subsidiary. We have recently shifted our focus to what we believe to be a more economic product, our PropellShops. Although we anticipate that our Internet business will eventually replace our Crystal Magic business it is difficult for us to assess what the impact of this shift will be on our overall revenue.

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

Three Months Ended March 31, 2010 - Cash Flow Activity

Propell’s primary sources and uses of cash for the three months ended March 31, 2010, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs and an influx of $362,038 in cash from notes payable.  Net cash used in operating activities from continuing operations was $251,466 for the three months ended March 31, 2010. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•

A slight increase in accounts receivables

•

A decrease in inventory related to CMI division

•

A decrease in accounts payable and due to related parties

•

An increase in accrued expenses resulting from a payroll expenses

Net cash used in investing activities for the three months ended March 31, 2010, was $1,471 attributable to PropellStores web development.

Net cash provided by financing activities was $372,012 which included $362,038 from our notes offering that convert into common stock.

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

Off Balance Sheet Arrangements

There are no off balance sheet arrangements

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

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

During the three months ended March 31, 2010 we issued 125,000 options to three individuals/entities for services rendered as employees and consultants. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to accredited investors that had an opportunity to ask questions of our management. The offering was made to an insubstantial number of persons. In addition, each investor had the necessary investment intent as required by Section 4(2) since each agreed to, and received shares stating they were restricted. This restriction ensures that these options and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering.

Item 3. Defaults upon senior Securities

Our CMI subsidiary is in arrears on four separate loans from the Small Business Administration (SBA). Currently CMI owes the SBA approximately $848,916. On May 17, 2010 CMI received a demand for acceleration on three of four of these loans totaling $454,964. CMI is working with the SBA to renegotiate all four loans; however no assurances can be given that the Company will be successful.

Item 4.  Removed and Reserved

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

DATE: May 24, 2010	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)