Form 10-Q
period 2010-06-30
Propell Corporation.
filed 2010-08-16
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 20,846,132 shares of common stock, $.001 par value per share, as of August 12, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

Assets	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Current Assets
Cash	$103,737	$121,689
Accounts receivable	14,053	4,176
Prepaid expenses	1,786	4,587
Inventory	-	95,144
Deposits - current	1,499	1,499
Total Current Assets	121,075	227,095

Property and Equipment, net	7,818	3,821

Other Assets
Intangible assets, net	-	9,314
Website URL, net	-	5,600
Website assets, net	501,201	501,201
Deposits - long term	-	7,401
Total Other Assets	501,201	523,516

Assets from Discontinued Operations	8,314	-

Total Assets	$638,408	$754,432

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$133,033	$511,167
Accrued liabilities	75,882	6,648
Deferred revenue	661	-
Due to related parties	-	51,714
Convertible notes payable	982,500	420,462
Notes payable - current portion	-	104,400
Total Current Liabilities	1,192,076	1,094,391

Long Term Liabilities
Notes payable	-	734,542
Total Long Term Liabilities	-	734,542

Liabilities from Discontinued Operations	1,228,120	-

Total Liabilities	2,420,196	1,828,933

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,732,575 issued and 20,846,132 outstanding and 22,482,575 issued and outstanding	20,846	22,482
Additional paid-in capital	1,693,518	1,694,614
Accumulated deficit	(3,496,152)	(2,791,597)
Total Stockholders' Deficit	(1,781,788)	(1,074,501)

Total Liabilities and Stockholders' Deficit	$638,408	$754,432

See accompanying notes to unaudited consolidated financial statements

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net Revenues:	$35,719	$308,525	$46,936	$364,449

Cost of Goods Sold:	28,117	48,489	36,235	112,733

Gross Profit:	7,602	260,036	10,701	251,716

Operating Expenses:	369,122	600,394	622,146	858,491

Loss from Operations	(361,520)	(340,358)	(611,445)	(606,775)

Other Income (Expense):	-	65,312	-	95,401

Loss from Continuing Operations	(361,520)	(275,046)	(611,445)	(511,374)

Loss from Discontinued Operations	(103,282)	-	(93,110)	-

Net Loss	$(464,802)	$(275,046)	$(704,555)	$(511,374)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the period – basic and diluted	21,889,140	20,978,653	22,184,218	17,180,814

See accompanying notes to unaudited consolidated financial statements

Propell Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

As of June 30, 2010

(unaudited)

	Common Stock		Additional	Distributions		Total
	$0.001 Par Value		Paid-in	to	Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit	Deficit
Balance, January 29, 2008 (Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)			–

Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)			–

Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709			383,804

Conversion of convertible notes to common stock	2,278,000	2,278	20,502			22,780

Reclassification of intercompany payable			61,048			61,048

Distributions to affiliate				(938,664)		(938,664)

Net loss for the period ended December 31, 2008					(1,107,257)	(1,107,257)

Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)

Recognition of stock based compensation in connection with stock option grants			43,440			43,440

Recognition of shares issued in connection with services rendered	856,667	857	285,793			286,650

Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664

Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078

Distributions to affiliate				(122,542)		(122,542)

Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206

Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)

Net loss for the year ended December 31, 2009					(1,684,340)	(1,684,340)

Balance, December 31, 2009	22,482,575	22,482	1,694,614	-	(2,791,597)	(1,074,501)

Net loss for the six months ended June 30, 2010					(704,555)	(704,555)

Recognition of stock repurchases	(1,886,443)	(1,886)	(43,114)			(45,000)

Recognition of stock based consulting in connection with stock option grants		0	4,429			4,429

Recognition of stock based compensation in connection with stock option grants			339			339

Recognition of stock based compensation	250,000	250	37,250			37,500

Balance, June 30, 2010	20,846,132	$20,846	$1,693,518	$–	$(3,496,152)	$(1,781,788)

See accompanying notes to unaudited consolidated financial statements

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(704,555)	$(511,374)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6,175	12,599
Elimination of debt repayment to Loco Lobo, LLC	-	(75,000)
Accrued interest classified as equity	-	41,664
Issuance of common stock for services	37,500	26,400
Issuance of stock options in connection with consulting services	4,429	-
Issuance of stock options in connection with employment services	339	-
Writedown of assets from discontinued operations	1,219,806	-
Changes in Assets and Liabilities
Increase (decrease) in accounts receivable	(9,877)	258
Decrease in prepaid expenses	2,801	5,015
Decrease in inventory	95,144	74,113
Decrease in deferred charges	-	3,759
Decrease in deposits	7,400	4,384
Decrease in accounts payable	(378,135)	(87,963)
Increase (decrease) in accrued expenses and taxes	69,235	(2,164)
Increase (decrease) in deferred revenue	661	(17,462)
Decrease in due to related parties	(51,714)	-
Net Cash Provided By (Used In) Operating Activities	299,209	(525,771)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(4,572)	(5,519)
Development of website asset	9,315	(98,817)
Net Cash Provided By (Used In) Investing Activities	4,743	(104,336)

Cash Flows From Financing Activities:
Distributions to affiliate - Crystal Magic	-	(122,542)
Proceeds from rights offering	-	828,078
Increase (decrease) in intercompany payable to Auleron 2005	-	(7,778)
Proceeds from convertible notes payable	562,038	-
Payment of notes payable	(838,942)
Payments on long term debt	-	(2,420)
Repurchase of common stock	(45,000)
Net Cash Provided By (Used in) Financing Activities	(321,904)	695,338

Net increase (decrease) in cash and cash equivalents	(17,952)	65,231

Cash and cash equivalents at beginning of period	121,689	146,349

Cash and cash equivalents at end of period	$103,737	$211,580

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information:
Assets of Crystal Magic merged in due to change of control	$-	$(747,106)
Liabilities of Crystal Magic merged in due to change of control	$-	$2,366,426
Equity of Crystal Magic merged in due to change of control	$-	$(1,619,320)
Reclassification of intercompany payable due to change in control	$-	$1,061,206
Reclassification of affiliate distribution to intercompany due to change in control	$-	$(1,061,206)
Conversion of convertible notes payable to stock	$-	$(1,730,000)
Conversion of convertible notes payable to stock	$-	$1,730,000

See accompanying notes to unaudited consolidated financial statements

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

(A) Description of the Business

Propell Corporation, a Delaware corporation (“Propell” or the “Company”) is an e-commerce and fulfillment provider of image-based personalized products and services.

(B) Basis of Presentation & Principles of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended December 31, 2009. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

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

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended June 30, 2010.

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

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At June 30, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2010 and December 31, 2009, the balance exceeded the federally insured limit by $0 and $0, respectively.

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

(J) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In connection with its CMI subsidiary, the Company took an impairment charge of $85,527 during the year ended December 31, 2009.

(K) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 1, 649,000 stock options and 4,600,434 warrants.  Since the Company reported a net loss for the six months ended June 30, 2010 and the year ended December 31, 2009, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, (including accounts receivable, accounts payable and accrued liabilities) approximate fair value due to the relatively short period to maturity for these instruments.

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

Note 2 - Property and Equipment

Property and Equipment consisted of the following at June 30, 2010 and December 31, 2009.

	6/30/2010	12/31/2009
Leasehold improvements	$0	$6,825
Furniture and fixtures	500	37,971
Computer and equipment	12,486	11,782
Total	12,986	56,578
Less accumulated depreciation/amortization	(5,168)	(52,757)
Property and equipment, net	$7,818	$3,821

Note 3 - Prepaid Expenses

At June 30, 2010 prepaid expenses consisted solely of prepaid insurance in the amount of $1,786.  At December 31, 2009 prepaid expenses consisted solely of prepaid insurance in the amount of $4,587.

Note 4 - Inventory

At June 30, 2010 all inventory was written off as it was wholly owned by our CMI subsidiary which has ceased operations.  At December 31, 2009 inventory was valued at $95,114.

Note 5 – Website Assets

In 2009, the company developed its primary website and capitalized the expenses incurred from programming in the amount of $501,201. As of June 30, 2010 this amount remained unchanged.

Note 6 – Accrued Expenses and Taxes

At June 30, 2010 and December 31, 2009 accrued expenses and taxes consisted of the following:

	6/30/2010	12/31/2009
Payroll	$11,750	$5,756
Taxes	609	652
Interest on Convertible Notes	62,283	0
Other	240	240
Total	$75,882	$6,648

Note 7 - Notes and Convertible Notes Payable

In 2009 the Company borrowed $407,500 under the terms of a convertible note payable.  During the six months ended June 30, 2010 the Company borrowed an additional $475,000 on the same note. This note is convertible to shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010.  In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million, of which the Company has borrowed $882,500 as of June 30, 2010.  Subsequent to June 30, 2010 the holder of the convertible note has agreed to convert the notes to shares immediately preceeding the closure of the DBH deal (See Note 10 – Subsequent Events.)

In June 2010 the Company borrowed $100,000 under the terms of a note payable.  This note is due on December 31, 2010 or upon the closing of the DBH deal, whichever occurs first. The note also carries an interest rate of 8%.

Note 8 – Other Income

At June 30, 2010 and June 30, 2009 other income (expense) consisted of the following:

	6/30/2010	6/30/2009
Interest income	$-	$743
Vendor invoice adjustments	-	23,420
Insurance claim/damaged kiosk	-	6,487
Debt forgiveness	-	76,875
Interest Expense	-	(12,123)
Net other income	$-	$95,401

Note 9 - Stockholders’ Deficit

(A) Common Stock Issuances of Issuer

For the six months ended June 30, 2010

During the six months ended June 30, 2010, the Company issued 250,000 shares of common stock for services rendered having a fair value of $37,500.

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

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At June 30, 2010 and December 31, 2009, there were 1, 649,000 and 1,499,000 options issued and outstanding under the Stock Plan, respectively.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.. The Black-Scholes assumptions used in the six months ended June 30, 2010 are as follows:

Six Months ended 6/30/210
Exercise price	$0.15 - $.027
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	2-02% to 3.59%
Expected life of option	5-10 years
Expected forfeitures	0%

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•

annually over one,  two or three years

•

Monthly over one year

During the six months ended June 30, 2010, the Company granted 150,000 options to employees and consultants having a fair market value of $4,768.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2008	1,075,000	0.50
Granted	749,000	$0.27
Exercised	0	-
Forfeited	325,000	0.43
Balance – December 31, 2009	1,499,000	$0.40
Granted	150,000	$0.23
Exercised	0	-
Forfeited	0	$-
Balance – June 30, 2010 - outstanding	1,649,000	0.43	8.42 years	0
Balance – June 30, 2010 – exercisable	634,583	$0.48	7.91 years	0

Note 10 - Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2010 and August 16, 2010, the date the financial statements were issued.

On June 21, 2010 the Company announced that on June 14, 2010 it entered into a merger agreement (the “Merger Agreement”) by and among the Company, Designbyhumans.com, a California corporation (“DBH”) and DBH Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant (“Acquisition Sub”). Acquisition Sub was formed on June 10, 2010 for the purpose of pursuing the merger transaction contemplated by the Merger Agreement (the “Merger”). Upon closing of the Merger Agreement, DBH will merge with and into the Acquisition Sub with DBH being the surviving entity. The Merger Agreement was duly considered and approved by the board of directors of the Company as well as the board of directors and all of the stockholders of DBH.

As a result of the Merger, DBH will become a wholly-owned subsidiary of the Company and the shareholders of DBH shall have acquired approximately 45% of the Company’s issued and outstanding stock. DBH’s obligation to consummate the Merger is conditioned upon the Company receiving a commitment for financing of at least $1,500,000 and the conversion by all current note holders, other than note holders of Crystal Magic, Inc., of their debt to equity.  The Company’s obligation to consummate the Merger is conditioned upon DBH having reduced certain of its debt to certain of its stockholders and the conversion by certain stockholders of their debt to equity.

Note 11 - Going Concern

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of June 30, 2010 and June 30, 2009, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

In mid-2009, Management decided to concentrate its efforts and assets on its e-commerce business. Shortly thereafter, AUL and AMS began to wind down operations.  In January 2010, AUL was dissolved. In late 2009, AMS assigned its warranty responsibilities and its inventory to a third party and ceased operations. The Company is in the process of settling with creditors and expects to dissolve AMS by the end of 2010.

OUR PLAN OF OPERATIONS

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

All of our current operations are conducted through Propell. Because of actions taken by the U.S. Small Business Administration (SBA) to secure all of the assets of CMI, management was recently forced to cease CMI’s operations. In 2009 we also ceased doing business through our Mountain Capital subsidiary. We assigned inventory and our warranty responsibilities and interaction with customers to a third party. We are in the process of liquidating Mountain Capital.  Our third subsidiary, Auleron 2005, LLC, temporarily discontinued its operations in 2008; in November 2009, the decision was made to liquidate Auleron since it had no operations and management determined its resources were better focused on its Internet business.   Auleron was formally liquidated in January 2010. Prior to our formation in January 2008, each subsidiary was independently owned.

Our current customers include eChalk, the Los Angeles Times, the US military, and numerous K-12 schools and universities, through
e-commerce web sites. In addition, our management has a long track record of delivering a variety of consumer and photo products, services and logistics to partners, including Wal-Mart, Walgreens, CVS and Rite-Aid.

Our principal offices are located at 305 San Anselmo Avenue, Suite 300, San Anselmo, CA 94960. Our telephone number is (415) 747-8775. Our fiscal year end is December 31.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three and six months ended June 30, 2010.

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

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings. We adopted FASB ASC Topic 820, Fair Value Measurements & Disclosures, for financial assets and financial liabilities in the first quarter of fiscal 2009, which did not have an impact on our financial statements.

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

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recent Accounting Pronouncements” section of Note 1, “Reorganization and Summary of Significant Accounting Policies,” in the Notes to Financial Statements.

Consolidated Results of Operations for the three months ended June 30, 2010 and June 30, 2009

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, net revenues were $35,719 and $308,525, respectively; cost of goods sold were $28,117 and $48,489, respectively; operating expenses were $369,122 and $600,394, respectively, and other income was $0 and $65,312, respectively. Results from the three months ended June 30, 2009 include results from our Auleron and CMI operations, which were discontinued in late 2009 and June 2010, respectively. For the three months ended June 30, 2009, our e-commerce business generated $2,747 in revenue with a minimal gross profit. Year-over-year growth in revenue for our e-commerce business was 1,200%. In addition, net loss from discontinued operations was $103,282 and $0, respectively. All totaled, the Company posted a net loss of $464,802 and $275,046, respectively.

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 revenue decrease 88% or $272,806; however since for the period ended June 30, 2010 both AMS and CMI were not consolidated into the financial statements, any comparison between the two periods would not be indicative of overall company performance.

Consolidated Results of Operations for the six months ended June 30, 2010 and June 30, 2009

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, net revenues were $46,936 and $364,449, respectively; cost of goods sold were $36,235 and $112,733, respectively; operating expenses were $622,146 and $858,491, respectively, and other income was $0 and $95,401, respectively. Results from the six months ended June 30, 2009 include results from our Auleron and CMI operations, which were discontinued in late 2009 and June 2010, respectively. For the six months ended June 30, 2009, our e-commerce business generated $3,325 in revenue with a minimal gross profit. Year-over-year growth in revenue for our e-commerce business was 1,089%. In addition, net loss from discontinued operations was $93,110 and $0, respectively. All totaled, the Company posted a net loss of $704,555 and $511,374, respectively.

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 revenue decrease 87% or $317,513; however since for the period ended June 30, 2010 both AMS and CMI were not consolidated into the financial statements, any comparison between the two periods would not be indicative of overall company performance.

Six Months Ended June 30, 2010 - Cash Flow Activity

Propell’s primary sources and uses of cash for the six months ended June 30, 2010, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs, payments of notes payable totaling $838,942 offset by an influx of $562,038 in cash from notes payable.  Net cash used in operating activities from continuing operations was $299,209 for the six months ended June 30, 2010. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•

A decrease in accounts receivables of $9,877 brought about by more stringent credit policies.

•

The write off of all inventory and deposits of $102,544 related to our CMI subsidiary

•

A marked decrease of $429,849 in accounts payable and due to related parties

•

An increase in accrued expenses, taxes and deferred revenue of $69,896 manly consisting of $63,284 in interest due on convertible notes

Net cash provided by investing activities for the six months ended June 30, 2010, was $4,743 attributable to PropellStores web development offset by the acquisition of property and equipment.

Net cash used in financing activities was $321,904 which included $562,038 from our notes offering that convert into common stock, offset by an $838,942 payment of notes payable and $45,000 used to reacquire common stock.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to further develop our Internet initiatives and expand our marketing of our existing product line.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities, including convertible debt offerings, notes and revenue derived from our CMI subsidiary; however as a result of the cessation of our CMI operations we will no longer receive revenues from CMI, and therefore will have to rely on outside funding until such time as our PropellShops product derives enough revenue to sustain business operations. Although we anticipate that our Internet business will eventually provide the needed revenue, it is difficult for us to assess exactly when this will occur.

In an effort to improve our operating results and increase our revenues we will continue to seek strategic partners such as DBH.  On June 14, 2010 we and our wholly owned subsidiary entered into a merger agreement with Designbyhumans.com. Upon closing of the Merger Agreement, DBH will merge with and into the Acquisition Sub with DBH being the surviving entity. DBH’s obligation to consummate the Merger is conditioned upon us receiving a commitment for financing of at least $1,500,000 and the conversion by all current note holders, other than note holders of Crystal Magic, Inc., of their debt to equity.  There can be no assurance that such financing will be available or if available that it will be on favorable terms.

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

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, our partnership with DBH may be at risk and we may be unable to carry out the rest of our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

During the six months ended June 30, 2010, the Company issued 250,000 shares of common stock to an individual for services rendered having a fair value of $37,500. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. In addition, the shares were clearly marked as restricted. This restriction ensures that these shares will not be immediately redistributed into the market.

Item 3. Defaults upon senior Securities

Our CMI subsidiary is in default on four separate loans which in the aggregate is approximately $848,916, and which are either made or guaranteed by the U.S. Small Business Administration (SBA). As a result, the SBA has informed CMI of their plans to seize CMI’s assets which were pledged to secure the loans.

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
31.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 16, 2010	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)