Form 10-Q
period 2010-09-30
Propell Corporation.
filed 2010-11-12
CIK 1434110

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10 - Q

_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

305 San Anselmo Avenue, Suite 300, San Anselmo, CA 94960

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 20,846,132 shares of common stock, $.001 par value per share, as of November 11, 2010.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

Propell Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current Assets
Cash	$67,261	$121,689
Accounts receivable	2,455	4,176
Prepaid expenses	1,320	4,587
Inventory	736	95,144
Deposits — current	1,499	1,499
Total Current Assets	73,271	227,095

Property and Equipment, net	6,795	3,821

Other Assets
Intangible assets, net	—	9,314
Website URL, net	—	5,600
Website assets, net	501,202	501,201
Deposits — long term	—	7,401
Total Other Assets	501,202	523,516

Assets from Discontinued Operations	288	—

Total Assets	$581,556	$754,432

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$174,966	$511,167
Accrued liabilities	147,524	6,648
Deferred revenue	11,991	—
Due to related parties	103,000	51,714
Convertible notes payable	942,500	420,462
Notes payable — current portion	100,000	104,400
Total Current Liabilities	1,479,981	1,094,391

Long Term Liabilities
Notes payable	—	734,542
Total Long Term Liabilities	—	734,542

Liabilities from Discontinued Operations	1,220,284	—

Total Liabilities	2,700,265	1,828,933

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized,
22,732,575 issued and 20,846,132 outstanding and 22,482,575 issued and outstanding	20,846	22,482
Additional paid-in capital	1,693,518	1,694,614
Accumulated deficit	(3,833,073)	(2,791,597)
Total Stockholders’ Deficit	(2,118,709)	(1,074,501)

Total Liabilities and Stockholders’ Deficit	$581,556	$754,432

See accompanying notes to unaudited consolidated financial statements

Consolidated Statements of Operations

Propell Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net Revenues:	$15,081	$305,212	$62,013	$669,661

Cost of Goods Sold:	10,675	53,727	46,910	160,152

Gross Profit:	4,406	251,485	15,103	509,509

Operating Expenses:	341,147	545,519	963,292	1,445,334

Loss from Operations	(336,741)	(294,034)	(948,189)	(935,825)

Other Income (Expense):	10	(74)	(14,986)	107,450

Loss from Continuing Operations	(336,731)	(294,108)	(963,175)	(828,375)

Loss from Discontinued Operations	(191)	—	(78,301)	—

Net Loss	$(336,922)	$(294,108)	$(1,041,476)	$(828,375)

Net Loss Per Share — Basic and Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Weighted average number of shares outstanding during the period — basic and diluted	20,846,132	21,740,909	21,733,288	18,706,435

See accompanying notes to unaudited consolidated financial statements

Consolidated Statements of Stockholders' Equity

Propell Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
As of September 30, 2010
(unaudited)

	Common Stock $0.01 Par Value
	Shares	Amount	Additional Paid-in Capital	Distribution to Affiliates	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 29, 2008 (Inception)	—	$—	$—	$—	$—	$—

Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)			—

Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)			—

Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709			383,804

Conversion of convertible notes to common stock	2,278,000	2,278	20,502			22,780

Reclassification of intercompany payable			61,048			61,048

Distributions to affiliate				(938,664)		(938,664)

Net loss for the period ended December 31, 2008					(1,107,257)	(1,107,257)

Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)

Recognition of stock based compensation in connection with stock option grants			43,440			43,440

Recognition of shares issued in connection with services rendered	856,667	857	285,793			286,650

Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664

Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078

Distributions to affiliate				(122,542)		(122,542)

Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206

Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)

Net loss for the year ended December 31, 2009					(1,684,340)	(1,684,340)

Balance, December 31, 2009	22,482,575	22,482	1,694,614	—	(2,791,597)	(1,074,501)

Net loss for the nine months ended September 30, 2010					(1,041,476)	(1,041,476)

Recognition of stock repurchases	(1,886,443)	(1,886)	(43,114)			(45,000)

Recognition of stock based consulting in connection with stock option grants			4,429			4,429

Recognition of stock based compensation in connection with stock option grants			339			339

Recognition of stock based compensation	250,000	250	37,250			37,500

Balance, September 30, 2010	20,846,132	$20,846	$1,693,518	$—	$(3,833,073)	$(2,118,709)

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

Propell Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,041,476)	$(828,375)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	8,548	27,608
Elimination of debt repayment to Loco Lobo, LLC	—	(75,000)
Accrued interest classified as equity	—	41,664
Issuance of common stock for services	37,500	26,400
Issuance of stock options in connection with consulting services	4,429	—
Issuance of stock options in connection with employment services	339	—
Writedown of assets from discontinued operations	1,219,996	—
Changes in Assets and Liabilities
Decrease in accounts receivable	1,721	22,819
Decrease (increase) in prepaid expenses	3,267	(2,166)
Decrease in inventory	94,408	86,203
Decrease in deferred charges	—	4,865
Decrease in deposits	7,401	2,973
Decrease in accounts payable	(336,202)	(16,235)
Increase (decrease) in accrued expenses and taxes	140,875	(32,915)
Increase (decrease) in deferred revenue	11,991	(23,017)
Increase (decrease) in due to related parties	51,286	(1,555)
Net Cash Provided By (Used In) Operating Activities	204,083	(766,731)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,921)	(5,519)
Development of website asset	9,314	(101,317)
Cash received from the consolidation of Crystal Magic, Inc.	—	7,294
Net Cash Provided By (Used In) Investing Activities	3,393	(99,542)

Cash Flows From Financing Activities:
Distributions to affiliate—Crystal Magic	—	(122,542)
Proceeds from rights offering	—	828,078
Proceeds from note payable	100,000	100,000
Increase (decrease) in intercompany payable to Auleron 2005	—	(7,778)
Proceeds from convertible notes payable	522,038	—
Payment of notes payable	(838,942)	—
Payments on long term debt	—	(12,186)
Repurchase of common stock	(45,000)
Net Cash Provided (Used in) provided by Financing Activities	(261,904)	785,572

Net increase (decrease) in cash and cash equivalents	(54,428)	(80,701)
Cash and cash equivalents at beginning of period	121,689	136,659
Cash and cash equivalents at end of period	$67,261	$55,958

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Supplemental Non-Cash Investing and Financing Information:
Assets of Crystal Magic merged in due to change of control	—	(747,106)
Liabilities of Crystal Magic merged in due to change of control	—	2,366,426
Equity of Crystal Magic merged in due to change of control	—	(1,619,320)
Reclassification of intercompany payable due to change in control	—	1,061,206
Reclassification of affiliate distribution to intercompany due to change in control	—	(1,061,206)
Conversion of convertible notes payable to stock	—	(1,730,000)
Conversion of convertible notes payable to stock	—	1,730,000

See accompanying notes to unaudited consolidated financial statements

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

(A) Description of the Business

We are a company primarily engaged in the on demand e-commerce line of business. We enable turnkey ‘instant’ e-commerce for education, military and media partners, providing all necessary technology, on-demand manufacturing, marketing and fulfillment services at no risk or cost to our partners.

Our primary target markets for our service, called “PropellShops,” can be divided into three groups: schools, including K-12 and college; the armed forces; and independent music bands. Our business model is based upon the formation of strategic partnerships with key targeted companies involved in each of our target markets in order to obtain access to a large number of customers.

The PropellShops system permits partners with little or no technical or graphic expertise to quickly become “Store Owners” and create online shops displaying a wide variety of personalized apparel and other merchandise featuring the school or organization’s brand or other artwork.   The Store Owner then publicizes the shop to its potential customers, and Propell does all manufacturing, billing, customer support and shipping.

Since Propell does not charge a setup or ongoing fee for e-commerce shops, and merchandise is only manufactured when ordered, the PropellShops system eliminates almost all risk or investment for Store Owners.  They carry no inventory, and Propell handles all fulfillment.  Further, Propell’s “on-demand” system also eliminates minimum order quantities and long lead times.  Propell collects all revenue and then distributes a share of every sale to the Store Owner.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended December 31, 2009. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

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

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended September 30, 2010.

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

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At September 30, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2010 and December 31, 2009, the balance exceeded the federally insured limit by $0 and $0, respectively.

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

(K) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents. The Company’s share equivalents consist of 1,649,000 stock options and 4,600,434 warrants. Since the Company reported a net loss for the nine months ended September 30, 2010 and the year ended December 31, 2009, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

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

Note 2 - Property and Equipment

Property and Equipment consisted of the following at September 30, 2010 and December 31, 2009.

	9/30/2010	12/31/2009
Leasehold improvements	$0	$6,825
Furniture and fixtures	500	37,971
Computer and equipment	12,486	11,782
Total	12,986	56,578
Less accumulated depreciation/amortization	(6,191)	(52,757)
Property and equipment, net	$6,795	$3,821

Note 3 - Prepaid Expenses

At September 30, 2010 prepaid expenses consisted solely of prepaid insurance in the amount of $1,320.  At December 31, 2009 prepaid expenses consisted solely of prepaid insurance in the amount of $4,587.

Note 4 - Inventory

At September 30, 2010 inventory was valued at $736.  At December 31, 2009 inventory was valued at $95,114.

Note 5 – Website Assets

In 2009, the Company developed its primary website and capitalized the expenses incurred from programming in the amount of $501,201. As of September 30, 2010 this amount remained unchanged.

Note 6 – Accrued Expenses and Taxes

At September 30, 2010 and December 31, 2009 accrued expenses and taxes consisted of the following:

	9/30/2010	12/31/2009
Payroll	$43,573	$5,756
Taxes	341	652
Interest on Notes	101,710	0
Other	1,900	240
Total	$147,524	$6,648

Note 7 - Notes and Convertible Notes Payable

In 2009 the Company borrowed $407,500 under the terms of a convertible note payable. During the nine months ended September 30, 2010 the Company borrowed an additional $535,000 on the same note. This note is convertible to shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010. In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million, of which the Company has borrowed $942,500 as of September 30, 2010.  In July 2010, the holder of the convertible note agreed to convert the note to shares immediately preceding the closure of a fund raising of at least $1.5 million.

During the year, the Company also borrowed $100,000 under the terms of a note payable. This note is due on December 31, 2010 or upon the closing of the next financing, whichever occurs first. The note also carries an interest rate of 8%.

Note 8 – Other Income and (Expense)

At September 30, 2010 and September 30, 2009 other income (expense) consisted of the following:

	9/30/2010	9/30/2009
Interest income	$14	$872
Vendor invoice adjustments	(15,000)	23,420
Insurance claim/damaged kiosk	-	6,482
Debt forgiveness	-	76,875
Interest Expense	-	(199)
Net other income	$(14,986)	$107,450

Note 9 - Stockholders’ Deficit

(A) Common Stock Issuances of Issuer

For the nine months ended September 30, 2010

During the nine months ended September 30, 2010, the Company issued 250,000 shares of common stock for services rendered having a fair value of $37,500.

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

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At September 30, 2010 and December 31, 2009, there were 1,624,000 and 1,499,000 options issued and outstanding under the Stock Plan, respectively.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the nine months ended September 30, 2010 are as follows:

Nine Months ended 9/30/2010
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

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•

annually over one,  two or three years

•

Monthly over one year

During the nine months ended September 30, 2010, the Company granted 150,000 options to employees and consultants having a fair market value of $4,768.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2008	1,075,000	0.50
Granted	749,000	$0.27
Exercised	0	-
Forfeited	325,000	0.43
Balance – December 31, 2009	1,499,000	$0.40
Granted	150,000	$0.23
Exercised	0	-
Forfeited	0	$-
Balance – September 30, 2010 – outstanding	1,649,000	0.39	8.15 years	0
Balance – September 30, 2010 – exercisable	836,500	$0.43	7.92 years	0

Note 10 - Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2010 and November 5, 2010, the date the financial statements were issued noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2010.

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

Item 2. Management’s Discussion and Analysis of Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the notes hereto and our audited financial statements and notes thereto for the fiscal year ended December 31, 2009. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our financial statements and notes for the fiscal year ended December 31, 2009.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements as of and for the periods ending September 30, 2010 and September 30, 2009, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

OUR PLAN OF OPERATIONS

Our Company

We are a Delaware company primarily engaged in the on demand e-commerce line of business. We enable turnkey ‘instant’ e-commerce for education, military and media partners, providing all necessary technology, on-demand manufacturing, marketing and fulfillment services at no risk or cost to our partners.

Our primary target markets for our service, called “PropellShops,” can be divided into three groups: schools, including K-12 and college; the armed forces; and independent music bands. Our business model is based upon the formation of strategic partnerships with key targeted companies involved in each of our target markets in order to obtain access to a large number of customers.

The PropellShops system permits partners with little or no technical or graphic expertise to quickly become “Store Owners” and create online shops displaying a wide variety of personalized apparel and other merchandise featuring the school or organization’s brand or other artwork. The Store Owner then publicizes the shop to its potential customers, and Propell does all manufacturing, billing, customer support and shipping.

Since Propell does not charge a setup or ongoing fee for e-commerce shops, and merchandise is only manufactured when ordered, the PropellShops system eliminates almost all risk or investment for Store Owners. They carry no inventory, and Propell handles all fulfillment. Further, Propell’s “on-demand” system also eliminates minimum order quantities and long lead times. Propell collects all revenue and then distributes a share of every sale to the Store Owner.

Our principal offices are located at 305 San Anselmo Avenue, Suite 300, San Anselmo, CA 94960. Our telephone number is (415) 747-8775. Our fiscal year end is December 31.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three and nine months ended September 30, 2010.

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

Consolidated Results of Operations for the three months ended September 30, 2010 and September 30, 2009

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, net revenues were $15,081 and $305,212, respectively; cost of goods sold were $10,675 and $53,727, respectively; operating expenses were $341,147 and $545,519, respectively, and other income was $10 and other expense was $74, respectively. Results from the three months ended September 30, 2009 include results from our Auleron and CMI operations, which were discontinued in late 2009 and June 2010, respectively. Results for the three months ended September 30, 2010 are solely attributable to our ecommerce operations. For the three months ended September 30, 2009, our e-commerce business generated $5,629 in revenue with a gross profit of $2,030. Year-over-year growth in revenue for our e-commerce business was 267%   In addition, the net loss from discontinued operations was $191 and $0, respectively. All totaled, the Company posted a net loss of $336,922 and $294,108, respectively.

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 revenue decreased 95% or $290,131; however since for the period ended September 30, 2010 both AMS and CMI were not consolidated into the financial statements, any comparison between the two periods would not be indicative of overall company performance.

Consolidated Results of Operations for the nine months ended September 30, 2010 and September 30, 2009

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, net revenues were $62,013 and $669,661, respectively; cost of goods sold were $46,910 and $160,152, respectively; operating expenses were $963,292 and $1,445,334, respectively, and other income (expense) was $(14,986) and $107,450, respectively. Results from the nine months ended September 30, 2009 include results from our Auleron and CMI operations, which were discontinued in late 2009 and June 2010, respectively. Unlike prior quarters, the revenue generated during the last three months has been solely derived from our ecommerce operations. For the nine months ended September 30, 2009, our e-commerce business generated $8,954 in revenue with a minimal gross profit. Year-over-year growth in revenue for our e-commerce business was 593%. In addition, net loss from discontinued operations was $78,301 and $0, respectively. All totaled, the Company posted a net loss of $1,041,476 and $828,375, respectively.

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 revenue decreased 91% or $607,648; however since for the period ended September 30, 2010 both AMS and CMI were not consolidated into the financial statements other than to reflect the discontinuance of their operations, any comparison between the two periods would not be indicative of overall company performance.

Nine Months Ended September 30, 2010 - Cash Flow Activity

Propell’s primary sources and uses of cash for the nine months ended September 30, 2010, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs, payments of notes payable totaling $838,942 offset by an influx of $622,038 in cash from notes payable. Net cash provided by operating activities from continuing operations was $204,083 for the nine months ended September 30, 2010 primarily as a result of a write down of assets from discontinued operations and loans from related parties of $103,000. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•

A decrease in accounts receivables of $1,721 brought about by closing our Crystal Magic operation

•

The write off of all inventory of $95,144 related to our CMI subsidiary partially offset by $736 in inventory held by PropellShops.

•

A marked decrease of $284,916 in accounts payable and due to related parties

•

An increase in accrued expenses, taxes and deferred revenue of $152,866 manly consisting of $99,518 in interest due on convertible notes

Net cash provided by investing activities for the nine months ended September 30, 2010, was $3,393 attributable to PropellShops web development offset by the acquisition of property and equipment.

Net cash used in financing activities was $261,904 which included $522,038 from our notes offering that convert into common stock, $100,000 from a short-term note, offset by a $838,942 payment of notes payable and $45,000 used to reacquire common stock. The convertible  note is convertible to shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010. In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million, of which the Company has borrowed $942,500 as of September 30, 2010. In July 2010, the holder of the convertible note agreed to convert the note to shares immediately preceding the closure of a fund raising of at least $1.5 million.

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

In an effort to improve our operating results and increase our revenues we will continue to seek strategic partners. On June 14, 2010 we and our wholly owned subsidiary entered into a merger agreement with Designbyhumans.com. Upon closing of the Merger Agreement, DBH was to merge with and into the Acquisition Sub with DBH being the surviving entity. DBH’s obligation to consummate the Merger was conditioned upon us receiving a commitment for financing of at least $1,500,000 and the conversion by all current note holders, other than note holders of Crystal Magic, Inc., of their debt to equity. On September 20, 2010, due to our inability to receive a commitment for financing, DBH terminated the Merger Agreement. We will continue to discuss a merger if we are successful in raising the requisite financing. There can be no assurance that such financing will be available or if available that it will be on favorable terms and that we can complete a merger with DBH.

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

The Company leases its office space on a month-to-month lease.  It has no other lease obligations.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of September 30, 2010 are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

 There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

During the nine months ended September 30, 2010, the Company issued 250,000 shares of common stock to an individual for services rendered having a fair value of $37,500. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. In addition, the shares were clearly marked as restricted. This restriction ensures that these shares will not be immediately redistributed into the market.

Item 3. Defaults upon senior Securities

Our CMI subsidiary is in default on four separate loans which in the aggregate is approximately $848,916, and which are either made or guaranteed by the U.S. Small Business Administration (SBA). In September 2010, the SBA seized substantially all of the assets of CMI and subsequently sold these assets.

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

DATE: November 11, 2010	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)