Form 10-K/A
period 2009-12-31
Propell Corporation.
filed 2011-01-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KA

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

Explanatory Note

This Amendment No. 1 to the Annual  Report on Form 10-K for the year ended December 31, 2009 is being filed to among other things,  revise our competition disclosure, our management’s discussion and analysis of financial condition and results of operations, our controls and procedures disclosure and  our executive compensation table.

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

In the product area, we compete in each category by carrying a mix of products that are tailored to a given market.  For instance, in the school market, we poll our customers and use other forms of market research to identify product trends that particularly appeal to students, segmented by age group, and seek to innovate with offerings not available from our competitors.  Similarly, in working with the military market, we carry products specific to the demographic, branch of service, location, and even individual military unit – again seeking to offer products or designs unavailable from competitors.

Similarly, we customize our service offerings – in particular our web design, as well as the marketing campaigns and email blasts we provide to our “store owner” partners – so that they match the needs of the market we are focusing on.  For instance, when working with political organizations, we customize the web service to fulfill regulatory requirements related to political fund raising.  When working with the military, we integrate payment methods unique to our military partner.  When working with schools, we provide marketing emails, posters and other materials that target the particular needs of that audience.

While we do not compete primarily on price, we attempt to be very competitive in revenue sharing with our partners, and try to offer higher margins to our “store owner” partners than competitors.  We also permit our store owners more flexibility in setting the retail pricing than competing companies do.  For instance, we permit a fund raising organization to set as high a price as they like on any given item, while competitors set certain limits.  Thus, we are set up so that if a store owner wishes, for fundraising purposes, to set the price of a simple T-shirt at $100 on the basis of it being both a collectible item, and a fundraising contribution, he or she can do so.  We then collect the larger amount on their behalf, and pay the store owner the difference between the amount collected and our posted wholesale price.  Our competition often limits the top price that can be charged.

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the years ending December 31, 2009 and 2008, we had net revenues of $759,954 and $1,169,451, respectively and sustained a net loss of $1,684,340 and $1,107,257, respectively.  Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

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

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our Internet initiatives and expand marketing for our existing operations. We do not sufficient capital to last the next 12 months; however it is our intent to raise significant additional capital through the sale of securities.  The Company will seek approximately $2 to $3 million in new equity and or debt. We will try to accomplish this through discussions with previous investors as well as seeking an investment bank to assist in raising funds.

Consolidated Results of Operations for the Year Ended December 31, 2009

For the 12 months ended December 31, 2009, we had total revenues of $759,954, which included revenue of Propell for the entire year and revenue from its Crystal Magic subsidiary from April 9, 2009 through December 31, 2009. Cost of goods sold for such periods totaled $169,703. Operating expenses totaled $2,142,509.

Revenues decreased by $409,497 due principally to a significant downturn in relatively low margin equipment sales by AMS; however since during the period Propell (a) moved its focus away from its AMS operations, and (b) consolidated Crystal Magic into its financial statements only as of April 9, 2009, any comparison between the two years would not be indicative of overall company performance. AMS revenue decreased from 2008 to 2009 by approximately $1.1 million while consolidatable revenue from Crystal Magic in 2009 was nearly $700,000.  Year-over-year gross margin as a percentage of sales increased by 49%, attributable to the higher gross margins in its Crystal Magic subsidiary (86%)  as opposed to its Mountain Capital subsidiary (50%). Operating expenses increased by 725,665 due to increased payroll expenses.  This increase was principally due to consolidating Crystal Magic operations which has significant payroll costs of approximately $382,000 due to manning kiosks in various theme parks and running a laser etching operation. It also had rent and commissions to the theme park operators of nearly $200,000. The remainder of the increase was in sales and marketing costs in the PropellShops operations.

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

As of December 31, 2009, the Company had a $500,000 credit facility of which it has been advanced $407,500 (excluding accrued interest). In February, 2010, the line was increased to up to $1 million, and the due date was extended to June 30, 2010. On July 22, 2010, the lender notified the Company that it would exercise its right to convert to equity at the closing of the next round of financing. As of January 11, 2011, the amount advanced under this credit facility is $ 967,500. The material terms of this Agreement are:

•

Due February 28, 2010

•

15% per annum interest

•

Secured by all the assets of Propell Corporation

•

Note may be converted into common stock of the Company at the lower of $0.27 per share or a 25% discount to the first round of financing following the date of the credit facility (September 3, 2009).

•

The lender has the right to rescind the conversion to equity in the case where the amount of new equity raised is less than $1.5 million.

There are no financial or other materials covenants in this Agreement.

The Company’s Crystal Magic (CMI) subsidiary owes approximately $839,000 to the U.S. Small Business Loans (the “SBA”) and the Orlando National Bank(together, “Lenders”).  In June 2010, CMI ceased operations. The Lenders foreclosed and ceased all Company assets and in December 2010, held an auction and liquidated such assets. The Lenders have acknowledged they have no rights directly against Propell and have told us they plan to seek repayment from Mr. Rhodes. Previously, we had entered into an agreement with Steve Rhodes, who had personally guaranteed such loans, whereby we agreed to assume the payment for these loans in the event of the bankruptcy of Crystal Magic and the demand of the SBA or the Orlando National Bank of payment under Mr. Rhodes’ guarantee. Mr. Rhodes placed 2,000,000 shares of our stock owned by him in escrow to be used by us in our discretion at any time after April 8, 2010, to pay the amounts owed by Crystal Magic under these loans. The indemnification agreement that we had previously entered into with Mr. Rhodes and his wife with respect to payment of the loans if a demand was made against either of them under the guarantee, has been terminated. However, there can be no assurance that the shares held in escrow will have sufficient value to satisfy such debt or that Mr. Rhodes won’t seek reimbursement from the Company, to the extent he makes any payments to the Lenders.

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

Item 9A(T).   Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was ineffective as of and for the year ended December 31, 2009 because as a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

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

Mr. Bernstein brings to the Board significant executive leadership and operational experience.  Mr Bernstein’s prior business experience, especially his experience in the on line industry, gives him a broad and extensive understanding of our operations and  our industry.  His prior service on the board of other public companies has provided him with a strong corporate governance expertise and an understanding of the proper role and function of the Board. Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

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

Mr. Kalow brings a strong business background to Propell, having worked in similar businesses for many years.  Mr. Kalow brings to the Board significant strategic, business and financial experience related to the business and financial issues facing our company.  His financial management and legal background  provides him with a broad understanding of the financial and legal issues facing Propell, the financial markets and the financing opportunities available to Propell . His prior service on the board of other public companies has provided him with a strong corporate governance expertise and an understanding of the proper role and function of the Board.

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

Mr. Graham brings to the Board extensive knowledge in the sales and marketing area.  Having served in senior corporate positions in other companies he has a vast leadership experience.  His business experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

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

We will provide any person, without charge, upon written or oral request made to our corporate headquarters, a copy of our Code of Ethics.

Item 11.   Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2009 and 2008.

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and	Fiscal		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	Salary($)	($)	($)	($) (1)	($)	($)	($)	($)
Edward L. Bernstein, CEO (2,7)	2008	104,763	0	0	0	0	6,461	44,186(2)	155,410
	2009	52,616	35,000	0	6,000	0	0	0	93,616
Steven M. Rhodes, CFO(3)	2008	136,738	0	0	0	0	6,461	0	143,199
	2009	65,385	0	0	0	0	0	72,000(6)	137,385
John Wolf, EVP(4)	2008	158,800	0	0	0	0	0	0	158,800
	2009	55,577	0	0	0	0	0	72,000(6)	127,577
Paul Scapatici, EVP	2008	106,751	0	0	0	0	2,734	0	108,485
	2009	50,000	35,000	0	9,000	0	0	0	94,000
Lane Folliott, VP(5)	2008	108,463	0	0	0	0	2,734	0	111,197
	2009	63,750	0	0	0	0	0	56,250(6)	120,000
James Wallace, VP	2008	106,751	0	0	0	0	2,734	0	109,485
	2009	50,000	35,000	0	7,500	0	0	0	92,500

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

(7)  In 2009, Mr. Bernstein received $2,716 due from 2008.

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

(7) 537,625 shares were received upon conversion of our first convertible promissory note, plus an additional 500,000 shares were received upon the conversion of our second promissory note and 679,400 shares as a result of an investment in our rights offering and an additional 1,019,100 warrants exercisable within 60 days. Joseph W. and Patricia G. Abrams Family Trust has offices at 131 Laurel Grove, Kentfield, CA 94904.

(8) Mara Gateway Associates received 2,500,000 shares upon conversion of a convertible note and 298,381 shares as a result of an investment in our most recent rights offering and an additional 447,572 warrants exercisable within 60 days. Mara’s offices are at 11832 Sunrise Drive NE, Bainsbridge Island, WA 98110.

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

10.10	Consulting Agreement between Mountain Capital, LLC and Shutterfly, Inc. dated November 1, 2007 (1)
10.11	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (1)
10.12	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (1)
10.13	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (1)
10.14	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (1)
10.15	Operating Agreement between Crystal Magic, Inc. and Cashman Enterprises, Inc dated September 7, 2001. (1)
10.17	Subsurface etching and Servicing Agreement between Crystal Magic, Inc. and Laser Crystal Works, L.P. dated April 26, 2003 (1)
10.18	Retail Product License Agreement between Crystal Magic, Inc. and NBA Properties, Inc. dated October 23, 2007 (1)
10.19	Note Modification Agreement between Crystal Magic, Inc. and Liberty National Bank dated May 12, 2004. (1)
10.20	Employment agreement between the Registrant and John Wolf (1)
10.21	Employment agreement between the Registrant and Jim Wallace (1)
10.22	Employment agreement between the Registrant and Paul Scapatici (1)
10.23	Employment agreement between the Registrant and Lane Folliott (1)
10.24	Employment agreement between the Registrant and Edward L. Bernstein (1)
10.25	Employment agreement between the Registrant and Steven M. Rhodes (1)
10.26	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (1)
10.27	Form of Lock-up Agreement (1)
10.28	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (1)
10.29	Second Amendment to Revocable License Agreement between Crystal Magic, Inc, and Disneyland Resort dated October 30, 2008 (1)
10.30	Amendment No. 3 to Amended and Restated Concession Agreement between Crystal Magic, Inc., Walt Disney World Co. and Walt Disney World Hospitality and Recreation Corporation dated October 29, 2008 (1)
10.31	Amendment to Employment Agreement between the Registrant and John Wolf (2)

No.	Description
10.32	Amendment to Employment Agreement between the Registrant and Jim Wallace (2)
10.33	Amendment to Employment Agreement between the Registrant and Paul Scapatici (2)
10.34	Amendment to Employment Agreement between the Registrant and Lane Folliott (2)
10.35	Amendment to Employment Agreement between the Registrant and Edward J. Bernstein (2)
10.36	Amendment to Employment Agreement between the Registrant and Steven M. Rhodes (2)
10.37	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (2)
10.38	Amendment to Promissory Note between Registrant and Lanai Investments, LLC (2)
10.39	Amendment to Promissory Note between Registrant and Loco Lobo, LLC (2)
10.40	Secured Promissory Note dated September 9, 2009 and Amendments
14.1	Code of Ethics (2)
21.1	List of Subsidiaries of the Registrant (1)
23.1	Consent of Silberstein Ungar, PLLC (3)
31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

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

Date: January 13, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2011	By: /s/ Edward Bernstein
Edward Bernstein President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Date: January 13, 2011	By: /s/ Mark Kalow
Mark Kalow Director

Date: January 13, 2011	By: /s/ James Graham
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