Form 10-Q/A
period 2010-03-31
Propell Corporation.
filed 2011-01-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 is being filed to revise the Section 302 Certifications.

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

DATE: January 13, 2011	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)