Form 10-Q/A
period 2010-06-30
Propell Corporation.
filed 2011-01-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is being filed to revise the Section 302 and 906 Certifications and to revise the Balance Sheets and Statement of Cash Flows.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

Assets	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Current Assets
Cash	$103,737	$121,689
Accounts receivable	14,053	4,176
Prepaid expenses	1,786	4,587
Inventory	-	95,144
Deposits - current	1,499	1,499
Assets from Discontinued Operations	8,314	-
Total Current Assets	129,389	227,095

Property and Equipment, net	7,818	3,821

Other Assets
Intangible assets, net	-	9,314
Website URL, net	-	5,600
Website assets, net	501,201	501,201
Deposits - long term	-	7,401
Total Other Assets	501,201	523,516

Total Assets	$638,408	754,432

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	133,033	511,167
Accrued liabilities	75,882	6,648
Customer deposits	-	-
Deferred revenue	661	-
Due to related parties	-	51,714
Convertible notes payable	982,500	420,462
Notes payable - current portion	-	104,400
Liabilities from Discontinued Operations	1,228,120	-
Total Current Liabilities	2,420,196	1,094,391

Long Term Liabilities
Notes payable	-	734,542
Total Long Term Liabilities	-	734,542

Total Liabilities	2,420,196	1,828,933

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,732,575 issued and 20,846,132 outstanding and 22,482,575 issued and outstanding	20,846	22,482
Additional paid-in capital	1,693,518	1,694,614
Accumulated deficit	(3,496,152)	(2,791,597)
Total Stockholders' Deficit	(1,781,788)	(1,074,501)

Total Liabilities and Stockholders' Deficit	$638,408	754,432

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

See accompanying notes to unaudited consolidated financial statements

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

		For the six months ended June 30,
		2010		2009
Cash Flows From Operating Activities:
Net loss		$(704,555)		$(511,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		6,175		12,599
Elimination of debt repayment to Loco Lobo, LLC		-		(75,000)
Accrued interest classified as equity		-		41,664
Issuance of common stock for services		37,500		26,400
Issuance of stock options in connection with consulting services		4,429		-
Issuance of stock options in connection with employment services		339		-
Changes in Assets and Liabilities
Inecrease (decrease) in accounts receivable		(9,877)		258
Decrease in prepaid expenses		2,801		5,015
Decrease in inventory		95,144		74,113
Decrease in deferred charges		-		3,759
Decrease in deposits		7,400		4,384
Decrease in accounts payable		(7,245)		(87,963)
Increase (decrease) in accrued expenses and taxes		69,235		(2,164)
Increase (decrease) in deferred revenue		661		(17,462)
Decrease in due to related parties		(51,714)		-
Net Cash Provided By (Used In) Operating Activities		(549,707)		(525,771)
Cash Flows From Investing Activities:
Acquisitions of property and equipment		(4,572)		(5,519)
Development of website asset		9,315		(98,817)
Net Cash Provided By (Used In) Investing Activities		4,743		(104,336)
Cash Flows From Financing Activities:
Distributions to affiliate - Crystal Magic		-		(122,542)
Proceeds from rights offering		-		828,078
Increase (decrease) in intercompany payable to Auleron 2005		-		(7,778)
Proceeds from convertible notes payable		562,038		-
Interest on notes payable		9,974
Payments on long term debt		-		(2,420)
Repurchase of common stock		(45,000)
Net Cash Provided (Used in) provided by Financing Activities		527,012		695,338
Net increase (decrease) in cash and cash equivalents		(17,952)		65,231
Cash and cash equivalents at beginning of period		121,689		146,349
Cash and cash equivalents at end of period		$103,737		$211,580
Supplemental Cash Flow Information:
Cash paid for interest		-		-
Cash paid for income taxes		-		-
Supplemental Non-Cash Investing and Financing Information:	$		$
Assets of Crystal Magic merged in due to change of control		-		(747,106)
Liabilities of Crystal Magic merged in due to change of control		-		2,366,426
Equity of Crystal Magic merged in due to change of control		-		(1,619,320)
Reclassification of intercompany payable due to change in control		-		1,061,206
Reclassification of affiliate distribution to intercompany due to change in control		-		(1,061,206)
Conversion of convertible notes payable to stock		-		(1,730,000)
Conversion of convertible notes payable to stock		-		1,730,000

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