Form 10-Q/A
period 2010-09-30
Propell Corporation.
filed 2011-01-14
CIK 1434110

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10 - Q/A

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 20,846,132 shares of common stock, $.001 par value per share, as of January 11, 2011.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 is being filed to revise the Section 302 and 906 Certifications and to revise the Balance Sheets and Statement of Cash Flows.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Propell Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets

Current Assets
Cash	$67,261	$121,689
Accounts receivable	2,455	4,176
Prepaid expenses	1,320	4,587
Inventory	736	95,144
Deposits - current	1,499	1,499
Assets from Discontinued Operations	288	-
Total Current Assets	73,559	227,095

Property and Equipment, net	6,795	3,821

Other Assets
Intangible assets, net	-	9,314
Website URL, net	-	5,600
Website assets, net	501,202	501,201
Deposits - long term	-	7,401
Total Other Assets	501,202	523,516

Total Assets	$581,556	$754,432

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$174,966	$511,167
Accrued liabilities	147,524	6,648
Deferred revenue	11,991	-
Due to related parties	103,000	51,714
Convertible notes payable	942,500	420,462
Notes payable - current	100,000	104,400
Liabilities from Discontinued Operations	1,220,284	-
Total Current Liabilities	2,700,265	1,094,391

Long Term Liabilities
Notes payable	-	734,542
Total Long Term Liabilities	-	734,542

Total Liabilities	2,700,265	1,828,933

Stockholders' Deficit
Common stock, 0.001 par value; 100,000,000 shares authorized, 22,732,575 issued and 20,846,132 outstanding and 22,482,575 issued and outstanding	20,846	22,482
Additional paid-in capital	1,693,518	1,694,614
Accumulated deficit	(3,833,073)	(2,791,597)
Total Stockholders' Deficit	(2,118,709)	(1,074,501)
Total Liabilities and Stockholders' Deficit	$581,556	$754,432

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

See accompanying notes to consolidated financial statements

Propell Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,041,476)	$(828,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,862	27,608
Elimination of debt repayment to Loco Lobo, LLC	-	(75,000)
Accrued interest classified as equity	-	41,664
Issuance of common stock for services	37,500	26,400
Issuance of stock options in connection with consulting services	4,429	-
Issuance of stock options in connection with employment services	339	-
Changes in Assets and Liabilities
Decrease in accounts receivable	1,721	22,819
Decrease (increase) in prepaid expenses	3,267	(2,166)
Decrease in inventory	94,408	86,203
Decrease in deferred charges	-	4,865
Decrease in deposits	7,401	2,973
Increase (Decrease) in accounts payable	34,878	(16,235)
Increase (decrease) in accrued expenses and taxes	140,875	(32,915)
Increase (decrease) in deferred revenue	11,991	(23,017)
Increase (decrease) in due to related parties	51,286	(1,555)
Net Cash Provided By (Used In) Operating Activities	(635,519)	(766,731)
Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,922)	(5,519)
Development of website asset		(101,317)
Cash received from the consolidation of Crystal Magic, Inc.	-	7,294
Net Cash Provided By (Used In) Investing Activities	(5,922)	(99,542)
Cash Flows From Financing Activities:
Distributions to affiliate - Crystal Magic	-	(122,542)
Proceeds from rights offering	-	828,078
Proceeds from note payable	100,000	100,000
Increase (decrease) in intercompany payable to Auleron 2005	-	(7,778)
Proceeds from convertible notes payable	522,038	-
Interest accrued on Convertible debt	9,974	-
Payments on long term debt	-	(12,186)
Repurchase of common stock	(45,000)
Net Cash Provided (Used in) provided by Financing Activities	587,012	785,572
Net increase (decrease) in cash and cash equivalents	(54,428)	(80,701)
Cash and cash equivalents at beginning of period	121,689	136,659
Cash and cash equivalents at end of period	$67,261	$55,958
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Supplemental Non-Cash Investing and Financing Information:
Assets of Crystal Magic merged in due to change of control	-	(747,106)
Liabilities of Crystal Magic merged in due to change of control	-	2,366,426
Equity of Crystal Magic merged in due to change of control	-	(1,619,320)
Reclassification of intercompany payable due to change in control	-	1,061,206
Reclassification of affiliate distribution to intercompany due to change in control	-	(1,061,206)
Conversion of convertible notes payable to stock	-	(1,730,000)
Conversion of convertible notes payable to stock	-	1,730,000

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