Form 10-K/A
period 2009-12-31
Propell Corporation.
filed 2011-03-07
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Amendment No. 2 to

Form 10-K/A

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

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2009 is being filed to among other things, revise our management’s discussion and analysis of financial condition and results of operations, our controls and procedures disclosure and our executive compensation table.

PROPELL CORPORATION AND SUBSIDIARIES

FORM 10-K/A

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

Item 2.   Properties

As of March 31, 2010 Crystal Magic leased an office in Orlando, Florida, of approximately 6,000 square feet on a month-to-month basis at approximately $2,000 per month.  We believe that if Crystal Magic lost its lease at these premises, it could promptly relocate within 30 days on similar terms. Crystal Magic’s retail facilities at Disney World in Orlando are paid for via a revenue share agreements with the park.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

REMOVED AND RESERVED

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently does not currently trade on any exchange; however, we have been approved for listing on the OTC-BB listing process and expect to start trading in the near future. As of March 31, 2010, we had approximately 68 holders of record of our common stock.

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

Twelve Months Ended December 31, 2009 - Cash Flow Activity

Propell’s primary sources and uses of cash for the twelve months ended December 31, 2009, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs and an influx of $1,730,000 in cash from nonrecourse convertible promissory notes a portion of which converted into 8,650,000 common shares of the Company’s stock. Net cash used in operating activities from continuing operations was $951,929 for the twelve months ended December 31, 2009. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•

A decrease in accounts receivables due to reductions in non-cash sales.

•

A marked decrease in inventory related to the increased sales of previous obsolete items.

•

An increase in accounts payable related to professional fees associated with going public.

•

A decrease in deferred revenue relating to extended service contracts for Kiosk units sold by AMS.

Net cash used in investing activities for the twelve months ended December 31, 2009, was $186,827 primarily attributable to the capital expenditures of $118,892 for the acquisition of the Propell.com domain and $75,229 for the acquisition of equipment.

Net cash provided by financing activities was $1,123,785 which included $1,248,540 from the issuance of convertible promissory notes that convert into common stock, and was offset by distributions to Crystal Magic in the amount of $122,542 to fund its operations. The loans are not evidenced by a note, are not secured by collateral and do not bear interest. The loans were used by Crystal Magic for working capital purposes and to commence the PropellShops operations.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2009.

Item 9A(T).   Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company’s CEO has concluded, that as of the date of the filing of this Amendment, the Company’s disclosure controls and procedures are effective and that all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was ineffective as of and for the year ended December 31, 2009 because as a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We believe that as of the date of this Amendment, all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure.

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

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the company as of December 31, 2009 were as follows:

Name	Age	Position

Edward L. Bernstein	57	Chief Executive Officer/President/Chairman of the Board

Mark Kalow	55	Director

James Graham (1)	50	Director

Paul Scapatici	32	Executive Vice President, General Manager, Kiosk Division

James Wallace	32	Vice President, Operations, Kiosk Division

(1)  Mr. Graham resigned from the Board in February 2011

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

Director Independence

Our only independent director is Mark Kalow.

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

(1)    The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the executive in fiscal year ended December 31, 2009 in accordance with stock compensation accounting. See Note 8 of the Notes to our Consolidated Financial Statements contained herein, for a discussion of all assumptions made by us in determining the valuation of equity awards.

(2)   Represents payments made prior to merger dates as a subcontractor, $22,467 was paid to Mr. Bernstein’s by CMI and $21,719 was paid to Mr. Bernstein by AMS

(3)   Mr. Rhodes resigned as a director in June 2009 and was terminated as our CFO in September 2009. . Mr. Rhodes resides at 2120 Hidden Pine Lane, Apopka, FL. 32712.

(4)   Mr. Wolf was terminated from his position in August 2009. Mr. Wolf resides at 1201 First Street N., Jacksonville, FL. 32250

(5)   Mr. Folliott resigned from his position in September 2009; however he remains as a consultant.

(6)   Represents value of stock paid in lieu of severance.

(7)   In 2009, Mr. Bernstein received $2,716 due from 2008.

Outstanding Equity awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2009 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Ed Bernstein	4/10/08	500,000	166,667	333,333	$0.50	4/09/18
	6/16/09	100,000	-	100,000	$0.27	6/15/19

Paul Scapatici	4/10/08	125,000	41,667	83,333	$0.50	4/09/18
	6/16/09	150,000	-	150,000	$0.27	6/15/19

James Wallace	4/10/08	125,000	41,667	83,333	$0.50	4/09/18
	6/16/09	125,000	-	125,000	$0.27	6/15/19

1.   Options granted vest over a three year period beginning on the anniversary of the date of the grant.

Option Exercises

The following table sets forth certain information relating to the exercise of stock options and the vesting of stock awards during Fiscal 2009 for each named Executive officer.

Name	Number of Shares Acquired on Exercise (number)	Value Realized on Exercise ($)
Ed Bernstein	-	-
Paul Scapatici	-	-
James Wallace	-	-

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

(2) Mr. Graham received 1,325,166 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Graham also received 370,370 shares as a result of his $100,000 investment in our recent rights offering, an additional 1,944,445 warrants exercisable within 60 days.

(3) Mr. Rhodes retains 3,480,224 shares he received in exchange for shares he owned in Crystal Magic, Inc. in the merger of Crystal Magic, Inc. with us. Mr. Rhodes also received 37,037 as a result of his investment of $10,000 in a rights offering and an additional 55,556 warrants exercisable within 60 days. Mr. Rhodes also received 266,667 shares in lieu of severance. Mr. Rhodes also placed 2,000,000 shares in escrow to be used by us for amounts owed by CMI for the SBA related debt. Mr. Rhodes received warrants for 100,000 shares exercisable within 60 days. Mr. Rhodes resides at 2120 Hidden Pine Lane, Apopka, Fl. 32712.

(4) Mr. Scapatici received 353,382 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Scapatici has 83,334 options exercisable within 60 days.

(5) Mr. Wolf received 1,619,776 shares in exchange for shares he owned in Crystal Magic, Inc. in the merger of Crystal Magic, Inc. with us. Mr. Wolf also received 266,667 shares in lieu of severance. Mr. Wolf resides at 1201 First Street, N. Jacksonville, FL. 32250.

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

10.10	Consulting Agreement between Mountain Capital, LLC and Shutterfly, Inc. dated November 1, 2007 (1)
10.11	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (1)
10.12	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (1)
10.13	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (1)
10.14	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (1)
10.15	Operating Agreement between Crystal Magic, Inc. and Cashman Enterprises, Inc dated September 7, 2001. (1)
10.17	Subsurface etching and Servicing Agreement between Crystal Magic, Inc. and Laser Crystal Works, L.P. dated April 26, 2003 (1)
10.18	Retail Product License Agreement between Crystal Magic, Inc. and NBA Properties, Inc. dated October 23, 2007 (1)
10.19	Note Modification Agreement between Crystal Magic, Inc. and Liberty National Bank dated May 12, 2004. (1)
10.20	Employment agreement between the Registrant and John Wolf (1)
10.21	Employment agreement between the Registrant and Jim Wallace (1)
10.22	Employment agreement between the Registrant and Paul Scapatici (1)
10.23	Employment agreement between the Registrant and Lane Folliott (1)
10.24	Employment agreement between the Registrant and Edward L. Bernstein (1)
10.25	Employment agreement between the Registrant and Steven M. Rhodes (1)
10.26	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (1)
10.27	Form of Lock-up Agreement (1)
10.28	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (1)
10.29	Second Amendment to Revocable License Agreement between Crystal Magic, Inc, and Disneyland Resort dated October 30, 2008 (1)
10.30	Amendment No. 3 to Amended and Restated Concession Agreement between Crystal Magic, Inc., Walt Disney World Co. and Walt Disney World Hospitality and Recreation Corporation dated October 29, 2008 (1)
10.31	Amendment to Employment Agreement between the Registrant and John Wolf (2)

No.	Description
10.32	Amendment to Employment Agreement between the Registrant and Jim Wallace (2)
10.33	Amendment to Employment Agreement between the Registrant and Paul Scapatici (2)
10.34	Amendment to Employment Agreement between the Registrant and Lane Folliott (2)
10.35	Amendment to Employment Agreement between the Registrant and Edward J. Bernstein (2)
10.36	Amendment to Employment Agreement between the Registrant and Steven M. Rhodes (2)
10.37	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (2)
10.38	Amendment to Promissory Note between Registrant and Lanai Investments, LLC (2)
10.39	Amendment to Promissory Note between Registrant and Loco Lobo, LLC (2)
10.40	Secured Promissory Note dated September 9, 2009 and Amendments (3)
14.1	Code of Ethics (2)
21.1	List of Subsidiaries of the Registrant (1)
23.1	Consent of Silberstein Ungar, PLLC (4)
31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)   Previously Filed in the Company’s Form S-1, as amended

(2)   Previously Filed in the Company’s Form 10-K for December 31, 2008, as amended

(3)   Previously Filed in the Company’s Form 10-K for December 31, 2009, as amended

(4)    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL CORPORATION

By: /s/ Edward Bernstein

Edward Bernstein

President, Chief Executive Officer

and Chief Financial Officer

(Principal Executive Officer and

Principal Financial Officer)

Date: March 7, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2011	By: /s/ Edward Bernstein
Edward Bernstein President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Date: March 7, 2011	By: /s/ Mark Kalow
Mark Kalow Director

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 14, 2010, except for the restated Statement of Cash Flows and Note 13, as to which the date is March 4, 2011

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

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(1,684,340)	$(1,107,257)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock option grants	43,440	-
Stock issued for consulting fees	286,650	-
Foregiveness of debt	(75,000)	-
Inventory reserve		52,000
Inventory write off	226,028
Depreciation & amortization	163,741	4,357
Write down of fixed assets	85,527
Changes in Assets and Liabilities
Decrease in accounts receivable	29,506	90,165
Decrease (increase) in deferred charges	5,233	(5,233)
Decrease in deposits	62,315	6,657
Decrease in inventory	51,439	52,289
Decrease in prepaid expenses	5,508	3,788
Increase (decrease) in accounts payable	(18,562)	94,774
Decrease in due to related parties	49,697	2,017
Increase in customer deposits	-	322
Increase (decrease) in deferred revenue	(29,832)	13,016
Increase (decrease) in accrued expenses and taxes	(153,279)	112,272
Net Cash Used In Operating Activities	(951,929)	(680,833)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(75,229)	(646)
Acquisition of website URL	-	(8,000)
Development of website asset	(118,892)	(26,405)
Cash received from the consolidation of Crystal Magic	7,294	-
Net Cash Used In Investing Activities	(186,827)	(35,051)

Cash Flows from Financing Activities:
Distributions to affiliate – Crystal Magic	(122,542)	(938,664)
Proceeds from issuance of convertible notes	828,078	1,752,780
Increase in intercompany payable to Auleron 2005	-	5,660
Proceeds from convertible notes payable	420,462	-
Payments on long term debt	(2,213)	-
Net Cash Provided By Financing Activities	1,123,785	819,776

Net increase (decrease) in cash and cash equivalents	(14,970)	103,892

Cash and cash equivalents at beginning of period	136,659	32,767

Cash and cash equivalents at end of period	$121,689	$136,659

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible debt to common stock	$1,771,664	$0
Reclassification of affiliate equity and payables due to change in control	$1,680,368	$0
Reclassification of affiliate distribution due to change in control	$1,061,206	$0

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

Note 13    Correction of Errors and Restatements

The consolidated statement of cash flows is corrected and expanded to reflect properly several adjustments related to non-cash investing and financing activities related to a change in control of a subsidiary.

	Before	After
Net Cash provided By (Used in) Operating Activities	$(671,025)	$(951,929)
Net Cash provided By (Used in) Investing Activities	$(542,731)	$(186,827)
Net Cash provided (Used in) Financing Activities	$(1,198,786)	$(1,123,786)