Form 10-Q/A
period 2010-03-31
Propell Corporation.
filed 2011-03-07
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2 to

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 is being filed to revise the Controls and Procedures Disclosure and the Certifications.

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

Off Balance Sheet Arrangements

There are no off balance sheet arrangements

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.   Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company’s CEO has concluded, that as of the date of the filing of this Amendment, the Company’s disclosure controls and procedures are effective and that all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure.

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

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 7, 2011	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)