Form 10-Q/A
period 2010-06-30
Propell Corporation.
filed 2011-03-07
CIK 1434110

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is being filed to revise the Section 302 and 906 Certifications, Controls and Procedures and to revise the Statement of Cash Flows and Footnotes.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Propell Corporation and Subsidiaries

Consolidated Balance Sheets
Unaudited

Assets	June 30, 2010	December 31, 2009
Current Assets
Cash	$103,737	$121,689
Accounts receivable	14,053	4,176
Prepaid expenses	1,786	4,587
Inventory	-	95,144
Deposits - current	1,499	1,499
Assets from Discontinued Operations	8,314	-
Total Current Assets	129,389	227,095

Property and Equipment, net	7,818	3,821

Other Assets
Intangible assets, net	-	9,314
Website URL, net	-	5,600
Website assets, net	501,201	501,201
Deposits - long term	-	7,401
Total Other Assets	501,201	523,516

Total Assets	$638,408	754,432

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	133,033	511,167
Accrued liabilities	75,882	6,648
Customer deposits	-	-
Deferred revenue	661	-
Due to related parties	-	51,714
Convertible notes payable	982,500	420,462
Notes payable - current portion	-	104,400
Liabilities from Discontinued Operations	1,228,120	-
Total Current Liabilities	2,420,196	1,094,391

Long Term Liabilities
Notes payable	-	734,542
Total Long Term Liabilities	-	734,542

Total Liabilities	2,420,196	1,828,933

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,732,575 issued and 20,846,132 outstanding and 22,482,575 issued and outstanding	20,846	22,482
Additional paid-in capital	1,693,518	1,694,614
Accumulated deficit	(3,496,152)	(2,791,597)
Total Stockholders' Deficit	(1,781,788)	(1,074,501)

Total Liabilities and Stockholders' Deficit	$638,408	754,432

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

Note 12 - Corrections of Errors, Restatements and Discontinued Operations

The consolidated statement of cash flows is corrected and expanded to reflect properly several adjustments related to non-cash operating, investing and financing activities related to a change in discontinued operations.

	Before	After
Net Cash Provided By (Used in) Operating Activities	$(549,707)	$299,209
Net Cash Provided (Used in) Financing Activities	$527,012	$(321,904)

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

Six Months Ended June 30, 2010 - Cash Flow Activity

Propell’s primary sources and uses of cash for the six months ended June 30, 2010, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs, offset by an influx of $562,038 in cash from notes payable.  Net cash used in operating activities from continuing operations was $549,707 for the six months ended June 30, 2010. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

•

A decrease in accounts receivables of $9,877 brought about by more stringent credit policies.

•

The write off of all inventory and deposits of $102,544 related to our CMI subsidiary

•

A decrease of $58,949 in accounts payable and due to related parties

•

An increase in accrued expenses, taxes and deferred revenue of $69,896 manly consisting of $63,284 in interest due on convertible notes

Net cash provided by investing activities for the six months ended June 30, 2010, was $4,743 attributable to PropellStores web development offset by the acquisition of property and equipment.

Net cash provided by financing activities was $517,012 which included $562,038 from our notes offering that convert into common stock, $45,000 used to reacquire common stock.

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

Our CMI subsidiary is in default on four separate loans which in the aggregate is approximately $848,916, and which are either made or guaranteed by the U.S. Small Business Administration (SBA). In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of June 30, 2010 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company’s CEO has concluded, that as of the date of the filing of this Amendment, the Company’s disclosure controls and procedures are effective and that all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure.

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