Form 10-Q/A
period 2010-09-30
Propell Corporation.
filed 2011-03-07
CIK 1434110

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

Amendment 2 to

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 is being filed to revise the Section 302 and 906 Certifications and to revise the Statement of Cash Flows and Footnotes.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Propell Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30, 2010	December 31, 2009
Assets

Current Assets
Cash	$67,261	$121,689
Accounts receivable	2,455	4,176
Prepaid expenses	1,320	4,587
Inventory	736	95,144
Deposits - current	1,499	1,499
Assets from Discontinued Operations	288	-
Total Current Assets	73,559	227,095

Property and Equipment, net	6,795	3,821

Other Assets
Intangible assets, net	-	9,314
Website URL, net	-	5,600
Website assets, net	501,202	501,201
Deposits - long term	-	7,401
Total Other Assets	501,202	523,516

Total Assets	$581,556	$754,432

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$174,966	$511,167
Accrued liabilities	147,524	6,648
Deferred revenue	11,991	-
Due to related parties	103,000	51,714
Convertible notes payable	942,500	420,462
Notes payable - current	100,000	104,400
Liabilities from Discontinued Operations	1,220,284	-
Total Current Liabilities	2,700,265	1,094,391

Long Term Liabilities
Notes payable	-	734,542
Total Long Term Liabilities	-	734,542

Total Liabilities	2,700,265	1,828,933

Stockholders' Deficit
Common stock, 0.001 par value; 100,000,000 shares authorized, 22,732,575 issued and 20,846,132 outstanding and 22,482,575 issued and outstanding	20,846	22,482
Additional paid-in capital	1,693,518	1,694,614
Accumulated deficit	(3,833,073)	(2,791,597)
Total Stockholders' Deficit	(2,118,709)	(1,074,501)
Total Liabilities and Stockholders' Deficit	$581,556	$754,432

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

	Before	After
Net Cash Provided By (Used in) Operating Activities	$(204,083)	$(635,519)
Net Cash Provided By (Used in) Investing Activities	$3,393	$(5,922)
Net Cash Provided (Used in) Financing Activities	$(261,904)	$(587,012)

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

Nine Months Ended September 30, 2010 - Cash Flow Activity

Propell’s primary sources and uses of cash for the nine months ended September 30, 2010, included losses from continuing operations, adjusted for non-cash items of income and expense and working capital needs, offset by an influx of $622,038 in cash from notes payable. Net cash used by operating activities from continuing operations was $635,519 for the nine months ended September 30, 2010 primarily as a result of operating expenses. Propell’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included

•

A decrease in accounts receivables of $1,721 brought about by closing our Crystal Magic operation

•

The write off of all inventory of $95,144 related to our CMI subsidiary partially offset by $736 in inventory held by PropellShops.

•

A marked increase of $192,161 in accounts payable and due to related parties

•

An increase in accrued expenses, taxes and deferred revenue of $152,866 manly consisting of $99,518 in interest due on convertible notes

Net cash used by investing activities for the nine months ended September 30, 2010, was $5,922 attributable to PropellShops web development.

Net cash provided by financing activities was $587,012 which included $522,038 from our notes offering that convert into common stock, $100,000 from a short-term note, offset $45,000 used to reacquire common stock. The convertible note is convertible to shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010. In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million, of which the Company has borrowed $942,500 as of September 30, 2010. In July 2010, the holder of the convertible note agreed to convert the note to shares immediately preceding the closure of a fund raising of at least $1.5 million.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act“), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of September 30, 2010 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company’s CEO has concluded that, as of the date of the filing of this Amendment, the Company’s disclosure controls and procedures are effective and that all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved with the preparation of the financial statements and all disclosure.

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