Form 10-K
period 2010-12-31
Propell Corporation.
filed 2011-04-13
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2010

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

Large accelerated filer [  ]      Accelerated filer [  ]      Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates as of June 30, 2010 was approximately $5,689,394 based on the price at which the common stock was last sold prior to such date.

The Registrant has 22,757,575 shares of common stock outstanding as of March 30, 2011.

PROPELL CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

PART I

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements.  All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements.  Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of those words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.  Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, governmental regulations, ability to raise capital, ability to retain customers, dependence upon certain customers, reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management, and economic and political conditions in the United States and abroad.

Item 1.  Business

Our Company

We are a Delaware company primarily engaged in the on-demand e-commerce line of business. We enable turnkey e-commerce web sites for education, military and media partners under the registered trademark PropellShops® in which we sell apparel and other merchandise branded with the organization’s logo or other artwork, providing all necessary technology, on-demand manufacturing, marketing and fulfillment services at no risk or cost to its partners, and share resulting revenue with the partners.

Our primary target markets are K-12 schools, universities, military, independent musicians, nonprofits and businesses, for whom the company provides a wide selection of options for customized apparel, uniforms, and other merchandise.  Most products are created “on demand,” meaning they are manufactured as ordered, so there is no finished inventory required. While we work with some independent groups and individuals, our business model is based upon the formation of strategic partnerships with key targeted companies involved in each of our target markets in order to obtain access to a large number of customers.

The PropellShops system permits partners with little or no technical or graphic expertise to quickly become “Store Owners” and have online shops displaying a wide variety of personalized apparel and other merchandise featuring the school or organization’s brand or other artwork.   The Store Owner then publicizes the shop to its potential customers, and Propell does all manufacturing, billing, customer support and shipping.

Since Propell does not charge for the set up fee for e-commerce shops, and merchandise is only manufactured when ordered, the PropellShops system eliminates almost all risk or investment for Store Owners.  They carry no inventory, and Propell handles all fulfillment.  Further, Propell’s on-demand system also eliminates minimum order quantities and long lead times.  Propell collects all revenue and then distributes a share of every sale to the Store Owner.

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

In mid-2009, Management decided to concentrate its efforts and assets on its e-commerce and laser etching businesses. Shortly thereafter, AUL and AMS began to wind down operations.  In January 2010, AUL was dissolved. In late 2009, AMS assigned its warranty responsibilities and its inventory to a third party and ceased operations. We dissolved AMS in late 2010.

In early 2010, management decided to concentrate on its e-commerce business. This led to closing CMI’s operations in June 2010.  In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated.

Market size/opportunity

We were created to acquire and aggregate customers and leverage significant growth trends and opportunities in the promotional products and digital photo industries.  As we have evolved as a company, and in response to market conditions, we now focus on offering personalized merchandise via custom web sites, primarily K-12 schools, universities, military, independent musicians, nonprofits and businesses.

Our particular focus on the school market is driven by the size of the market and our belief that this category is underserved by current providers of our type of on-demand merchandise.  There are over 130,000 K-12 schools in the U.S., according to the U.S. Department of Education National Center for Education Statistics’ most recent report, as well as more than 6,000 post-secondary schools.  While most schools already offer school gear purchased in quantity, we believe each of these institutions is a candidate for our type of on-demand merchandise service, since unlike traditional apparel and merchandise printing methods, it requires no upfront investment in inventory, and can be personalized with no minimum quantities.

Our management team has extensive experience in technology, customer acquisition, ecommerce and retail – with particular focus in the online, kiosk and photo merchandise category, as well as the promotional products market. We believe this experience is highly applicable to our target markets for personalized merchandise.

We present here various statistics and other industry information that are generally available to the public or to members of industry trade associations. With respect to the Photo Marketing Association (“PMA”), we paid to be a member of that association at the time we received this information, and received that association’s statistics as all members do. We did not fund nor were we otherwise affiliated with any of the studies that are the basis for these statistics and other industry information.

While no industry statistics are available on the size of the relatively recent market for on-demand merchandise for schools and our other target categories, the “custom products/gifts” category – defined by the Photo Marketing Association) as “personalized calendars, photo books, posters, t-shirts, mugs mouse pads, photo CDs and DVDs ordered at retail or at online stores” – grew from $250 million in 2004 to an estimated $1.3 billion in 2009, according to the PMA research division, including photo cards, photo books, and other personalized merchandise.  We believe these trends are applicable to our target markets.  More recently, industry research company Infotrends forecast, in its U.S. Consumer Photo Merchandise Forecast for 2009 – 2014, that the category will reach $2.2 billion by 2014.

The online marketplace for image-based products actually spans several categories, primarily those of photo sharing web sites and image merchandise sites. Our management team has relevant experience in both. Photo sharing web sites, such as Shutterfly, Kodak Gallery and Snapfish, are designed for consumers and are optimized for sharing and printing photos, and creating photo merchandise from those images. Social networks, including Flickr, Myspace, and Facebook, have extensive photo capabilities integrated into their functionality.  Image merchandise sites, such as Zazzle, Cafepress and Threadless, allow artists, consumers and small businesses to create their own custom web stores featuring selected images that can be reproduced on a broad variety of merchandise.  Our operations most closely resemble this category, although we focus on different target customers.

By offering personalized merchandise, we also compete in the promotional products category, also known as the advertising specialty category. Promotional products, which include any products used to promote a product, service or company program, including textiles and other personalized products, constituted a $15.6 billion category in 2009, according to the most recent research available from the Promotional Products Association International (PPAI), an industry trade association.

We see significant opportunity given that approximately half of distributors in the promotional products category are small businesses (defined as those under $2.5 million), and less than 16% of industry revenues are generated from online sales methods, according to the most recent data available from PPAI.

Our Strategy

Overview

We believe that our PropellShops e-commerce and on-demand manufacturing capabilities, infrastructure and marketing, along with a strategy of focusing on markets currently underserved by other providers, will permit us to grow in each of our target markets. We also believe the low or zero cost of setting up a PropellShop will continue to attract new accounts, especially those such as schools and nonprofits, that may have limited funds and staff resources to invest in and manage such purchases.

How we address the competitive opportunity

Our PropellShops service permits artists, consumers and businesses to quickly create an online store for merchandise featuring their images, with our company or its manufacturing partners performing all fulfillment, manufacturing, shipping and billing. This system provides a special web site at which a customer -- whether a business, group, or individual -- can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be linked to, or embedded into, the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of the revenue to the customer.

Additionally, our management has experience in retail fulfillment. One of our founders previously created PhotoTLC, a photo merchandise company serving major retail customers including Walgreens, Wal-Mart, CVS, Rite Aid and Meijer stores.

Our product and service offerings

With PropellShops, we offer a turnkey e-commerce web site permitting our partners to offer personalized or custom merchandise featuring their logo or other artwork. PropellShops permits a partner – whether a school, nonprofit, rock band or business – to create a complete web store, potentially with 100s of items of personalized merchandise. The partner sets the prices, and we create and host the store, arrange for the products to be manufactured on demand and shipped from one or more of our contract facilities, collect the revenues, and send the partner a check for the profits. We currently have stores with hundreds of K-12 schools, as well as universities, nonprofits, musicians and businesses, as well as offering military products through the Army Air Force Exchange.

In addition to the e-commerce and fulfillment services described above, we also provide design and marketing support for most partners, including assistance with setting up appropriate shops, and marketing materials for their use in reaching their target audience, including brochures, flyers and emails.

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

Channels

We deliver our products and services through a diverse set of online partners, including K-12 schools, universities, newspapers, musical groups, military through the Army Air Force Exchange Service and small and large businesses.  We believe having several sales channels will maximize sales potential while minimizing the risk that any underperforming channel will jeopardize the overall business.

Competition

Competition in online photo and merchandise space takes several forms. Photo sharing web sites are designed for consumers and are optimized for sharing and printing photos, and creating photo merchandise from those images. Competitors include Kodak Gallery, Shutterfly, Snapfish, Photobucket, Webshots, and social networking sites such Facebook, as well as the web sites of photo retailers such as Walgreens, Wal-Mart and CVS.

More closely, we compete with image merchandise sites that allow artists, consumers and small businesses to create their own custom web stores featuring selected images.  Competitors include Zazzle, Cafepress and Threadless, as well as school merchandise e-commerce sites such as Prep Sportswear.  In the school market, there is also fragmented completion from local screen printers and similar suppliers with “brick and mortar” shops and long-standing relationships with schools.

After analyzing existing online players in the photo merchandise category, we believe we identified a significant underserved opportunity to partner with key business partners to provide an “on demand” service that most closely competes with the image merchandise companies such as Zazzle and Cafepress, but has what we believe are advantages in selecting underserved markets, as well as product quality, pricing, ease of setup and turnaround times.  In particular, Zazzle and Cafepress focus on the artist and small-group market, while we believe a large, underserved market exists in partnering with a broader range of customers, particularly schools, nonprofits, military media companies, as well as corporate and special interest partners.

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

Intellectual property

Our PropellShops web services were created using our own technology, as well as proprietary enhancements to open source software tools.  We have created a variety of artwork and other materials used in communicating, promoting and marketing our products and services.  We have been issued registered trademarks for Propell®, PropellShops® as well as our logo artwork.

Insurance

We have insurance for general commercial liability with the Zurich Group in an amount of $2 million. We have worker’s compensation insurance with The Hartford in an amount equal to 100% of our payroll for the current year. We have products and completed operations insurance in the aggregate amount of $2 million.

Operations

The Company has its headquarters in the San Francisco Bay Area, and regional sales and operations employees and sales representatives in Ohio, Connecticut and Florida.  We have independent sales agents in California and Arizona.

The San Francisco area office is primarily focused on all corporate matter and PropellShops, including software development, sales, marketing strategic partnerships and business development.

We use third party manufacturers to make, customize and ship our products.

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

You may call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including Propell) file electronically with the SEC.  The SEC’s website is www.sec.gov.

Our website is www.propellshops.com. We are currently updating our website to provide a link to the SEC’s website at www.sec.gov that will provide, free of charge, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports and forms.  We will make these filings available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

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

Our business is difficult to evaluate because we are currently engaging in a new line of business and have very limited operating history and limited information.

The Company is currently expanding its operations and engaging in a new business line. There is a risk that we will be unable to successfully operate this new line of business or be able to successfully integrate it with our current management and structure. Our estimates of capital, personnel and equipment required for our new line of business are based on the experience of management and businesses they are familiar with.  Our management has limited direct experience in our new lines of business.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the years ending December 31, 2010 and 2009, we had net revenues of $100,352 and $10,717, respectively from our continuing e-commerce business. For the years ending December 31, 2010 and 2009, we sustained a net loss of $1,670,449 and $1,781,945, respectively.  Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

We may not be able to retain existing customers or acquire new customers.

Our future revenues and profitability depends in large part on our ability and to retain our current relationships with our customers, including eChalk and the Army Air Force Exchange and individual schools, universities, nonprofits and businesses, and attract new customers for our e-commerce websites. Our relationships with these customers depend on our satisfactorily performing our contracted services. If we do not successfully retain our current customers, or market successfully against competitors, our business, financial condition and operating results could be harmed.

We may not be able to continue as a going concern.

Our consolidated audited financial statements, report a 2010 loss from continuing operations of $(1,576,136) and a net loss of $(1,670,449). The opinion of our independent registered accounting firm on our audited financial statements as of and for the period ended December 31, 2010 for Propell was qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

Our future plans and operations are dependent on our raising additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. We have recently raised debt financing under a credit facility that allows us to borrow up to $2,000,000, of which $1,067,500 principal amount is outstanding as of the date hereof and we have borrowed an additional $300,000 from a shareholder under three separate short-term notes.  In fact, we have used money raised in prior financings to pay some of our costs. Other than the credit facility, we have used all of the $2.6 million we raised over the last twenty-four months in the form of convertible notes and a rights offering. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements.

We rely on key vendors and suppliers.

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

As a result of the above conditions, our operating results for any period do not necessarily indicate the results that can be expected for any future period. Our operating results in a future period may be below the expectations of public market analysts and investors, which may cause the price of our common stock to decline.

We have no independent audit committee. Our full board of directors functions as our audit committee and is composed of two directors, one of whom is not considered independent. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no separate audit committee. Our full Board of Directors functions as our audit committee and is comprised of two directors, one of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Our board of directors, which consists of two directors, acts as our compensation committee, which presents the risk that compensation and benefits paid to these executive officers who are board members and other officers may not be commensurate with our financial performance.

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

As of March 30, 2011, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 50.45% of our outstanding common stock, without taking into account shares of common stock issuable upon conversion of any convertible securities. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Under certain circumstances we a claim could be made that we will be responsible for the payment of certain of Crystal Magic’s debts.

There is a risk that we could be a party to certain litigation involving payments owed by our Crystal Magic, Inc. subsidiary to the US Small Business Loans (the “SBA”) and the Orlando National Bank (“Bank”) in the amount of approximately $839,000. Crystal Magic ceased operations in June 2010.  In September 2010, the Bank foreclosed on the assets of Crystal Magic and sold these assets at auction; however the sale proceeds were not adequate to satisfy the outstanding remaining debt.  In an agreement with Steven and Vicki Rhodes, guarantors of the Crystal Magic SBA debt, we agreed to assume the payment for these loans in the event of the bankruptcy of Crystal Magic and the demand of the SBA or the Orlando National Bank of payment under Mr. Rhodes’ guarantee. To date, Crystal Magic has not filed for bankruptcy and so the condition for our obligation has not been met, and even if met we believe that such agreement is unenforceable. Mr. Rhodes has placed 2,000,000 shares of our stock, owned by him, in escrow to be used by us in our discretion at any time after April 8, 2010, to pay the amounts owed by Crystal Magic under these loans. However, there can be no assurance that the shares held in escrow will have sufficient value to satisfy such debt.   If Mr. Rhodes were to try to enforce the provisions of the agreement we would vigorously defend our position; however no assurance can be given that we will be successful in our defense.

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

We have experienced operating losses. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Also, we are a publicly traded company, and are therefore subject to the Sarbanes-Oxley Act of 2002, which requires that our internal controls and procedures comply with Section 404 of the Sarbanes-Oxley Act. We expect compliance to be costly and it could impact our results of operations in future periods. In addition, the Financial Accounting Standards Board now requires us to follow Statement No. 123, “Share Based Payment,” (FASB ASC Topic 718-10). Under this rule, companies must calculate and record in their statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services. We expect that we will use stock options to attract, incentivize and retain our employees and will therefore incur the resulting stock-based compensation expense. This will continue to adversely affect our operating results in future periods.

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

Our under-capitalization has resulted in our not being able to build our business and infrastructure as quickly as we would like.   Our limited capital has placed, and will continue to place, a strain on our and their administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

If we are unable to manage future expansion, we may not be able to implement improvements to our controls, policies and systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to provide high-quality products, service and customer support could be compromised, which would damage our reputation and brand and substantially harm our and their business and results of operations.

Competitive pricing pressures may harm our business and results of operations.

Demand for our products and services is sensitive to price. Many external factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we or they could lose customers, which would harm our and their business and results of operations.

The loss of key personnel and an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, some of whom have formed critical relationships with the companies with whom we have contracts. The loss of these key employees, several of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives.

We believe that our future success will also depend in part on our and their continued ability to identify, hire, train and motivate qualified personnel. We and they face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may not be able to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract and retain qualified personnel could impair our ability to implement our business plan.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We currently lease offices in Northern California.  Our office is in San Anselmo and consists of approximately 1,050 square feet.  Our landlord, also a shareholder of the Company, currently provides the space rent free. We believe if we lost our lease at these premises, we could promptly relocate within 30 days.

Item 3.   Legal Proceedings.

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4.

REMOVED AND RESERVED

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock trades on the OTC Bulletin board since April 23, 2010 under the symbol PROP.BB.  Prior to that date, there was no active market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated.

	High	Low
Fiscal Year 2010
Second Quarter	$0.25	$0.15
Third Quarter	$0.30	$0.21
Fourth Quarter	$0.25	$0.25

The last reported sale price of our common stock on the OTC Bulletin board on March 29, 2011, was $0.19 per share. As of March 30, 2011, there were approximately 80 holders of record of our common stock.

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

In March 2009, we issued 8,650,000 shares of our common stock in connection with the conversion of convertible notes in the principal amount of $1,730,000 upon consummation of our PIPE offering.   The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.  2,810,000shares were subsequently registered in our registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on December 18, 2008.

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

In September 2009, we issued a note to an entity with a principal amount of up to $500,000. This Note was amended in March 2010, increasing the amount available up to $1 million and amended again in March 2011 to increase the amount we could borrow under the note to $2 million.  As of December 31, 2010, we had received and were obligated to repay $1,067,500 pursuant to the terms of the Note. In May 2010, the Company issued the lender 25,000 shares. The issuance of the Note and the shares qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In February 2010, the Company issued 100,000 stock options to an employee and 25,000 stock options to a consultant.  Such options subsequently expired when the employee and consultant were terminated. In May 2010, the Company issued 25,000 stock options to an employee and 25,000 stock options to a consultant. Such options subsequently expired when the employee and consultant were terminated. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The issuance was not a public offering as defined in Section 4(2) because the issuance was made to an insubstantial number of persons. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In May 2010, we issued 250,000 shares to a consultant for services rendered and to be rendered.    The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In June 2010, the Company borrowed $100,000 under a one year unsecured note from a shareholder. Interest accrues on the note at the rate of 8% per annum. The note has no financial covenants.  In December 2010, the shareholder lent us an additional $100,000 under similar terms with a due date of December 15, 2011. In February 2011, the shareholder lent us an additional $100,000 and is due February 10, 2012.  Both of these accrue interest at the rate of 12% per annum and have no financial covenants. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In October 2010 the Board authorized fully vested stock options for 100,000 shares each to be issued to James Wallace, and Paul Scapatici, both officers of the Company.  In addition, Mr. Mark Kalow, a Board member was issued options for 300,000 shares, to vest quarterly over four years. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933

(the “Act”) since the issuance by us did not involve a public offering. The issuance was not a public offering as defined in Section 4(2) because the issuance was made to an insubstantial number of persons. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Securities Authorized For Issuance under Equity Compensation Plans

PROPELL CORPORATION 2008 STOCK OPTION PLAN

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 5,000,000 shares of the Company’s Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows the Company to grant options to employees, officers and directors of the Company and its subsidiaries; provided that only employees of the Company and its subsidiaries may receive incentive stock options under the Plan. The Company has granted a total of 2,099,000 options as of March 30, 2011.  Set forth below is detail with respect to issuances under the Plan.

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,974,000	$0.37	3,026,000
Total	1,974,000	0.37	3,026,000

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2010 and 2009 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

The mergers were completed in order to form a consolidated enterprise with subsidiaries that each had experience in complementary parts of the imaging and personalized products industries, and to expand their capabilities both online and at retail.

In 2009, the Company ceased operating these subsidiaries, and in early 2010 we liquidated, our AMS and Auleron operations. Prior to June 2010, Propell’s business model consisted of both the CMI laser etching business (three-dimensional laser images engraved inside solid crystal blocks (such as paperweights) based on photographs of consumers) and our e-commerce and fulfillment business for image-based personalized products and services via custom websites for schools, nonprofits, media companies and other organizations (PropellShops). In June 2010, we decided to focus our efforts solely on our e-commerce business and closed our CMI operations. In September 2010, Orlando National Bank, a secured creditor of our CMI subsidiary, foreclosed on CMI’s assets and subsequently sold these assets.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2010.

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

Our plan of operations

Our current operations involve sales and operations from PropellShops. The operations of Auleron 2005, LLC were dissolved in January 2010. We determined the net fair market value of the assets and liabilities of Auleron 2005, LLC at December 31, 2009, LLC to be immaterial to our consolidated financial statements. The operations of Crystal Magic were closed in June 2010.  In September 2010, Orlando National bank foreclosed on the assets of Crystal Magic and sold them at auction.

Our PropellShops system offers organizations a turnkey e-commerce web site permitting our partners to offer personalized or custom merchandise featuring their logo or other artwork. PropellShops permits a partner – whether a school, nonprofit, rock band or business – to create a complete web store, potentially with 100s of items of personalized merchandise. The partner sets the prices, and we create and host the store, arrange for the products to be manufactured on demand and shipped from one or more of our contract facilities, collect the revenues, and send the partner a check for the profits. We currently have stores with hundreds of K-12 schools, as well as universities, nonprofits, musicians and businesses, as well as offering military products through the Army Air Force Exchange.

In addition to the e-commerce and fulfillment services described above, we also provide design and marketing support for most partners, including assistance with setting up appropriate shops, and marketing materials for their use in reaching their target audience, including brochures, flyers and emails.

We believe the PropellShops service opens up substantial new opportunities and channels by providing web sites with the opportunity to easily integrate a personalized merchandise online store with their own site with little effort or cost. Strategic outsource partners perform the fulfillment, manufacturing and shipping of these product(s).  The PropellShops product is a key part of our strategy for 2011 and beyond.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to expand our Internet initiatives and marketing. We do not have sufficient capital to last the next 12 months; however it is our intent to raise significant additional capital through the sale of securities.  The Company will seek approximately $2 to $3 million in new equity and or debt. We will try to accomplish this through discussions with previous investors as well as seeking an investment bank to assist in raising funds.

Results of Operations 2010

Year ended December 31, 2010 compared to year ended December 31, 2009.

The following table sets forth our results of operations, excluding discontinued operations, for the years ended December 31, 2010 and December 31, 2009 in absolute dollars and as a percentage of revenue. It also details the changes from the prior fiscal year in absolute dollars and in percentages. We have reported the results of operations of businesses we discontinued in 2009 and 2010 as discontinued operations for both the year ended December 31, 2010 and the year ended December 31, 2009. See “Discontinued Operations.”

(In Thousands)		Fiscal Year ended December 31,
		% of Revenue		% of Revenue	Change from 2009
	2010		2009		Variance	%
Net revenues	$100,352		$10,717		$89,635	836%
Product cost	71,877	72%	12,668	118%	59,209	437%
Gross profit	28,475	28%	(1,951)	18%	30,426	N/M%
Operating expenses	1,604,626	1,604%	1,057,920	9,871%	546,706	52%
Operating loss	(1,576,151)	1,576%	(1,059,871)	9,890%	(516,280)	49%
Interest and other expenses (income), net	15	0%	30,210	282%	(30,195)	N/M%
Loss from continuing operations	(1,576,136)	1,576%	(1,029,661)	9,608%	(546,475)	53%
Loss from discontinued operations	(94,313)	94%	(752,284)	7,020%	(657,971)	87%
Net loss	$(1,670,449)	1,670%	$(1,781,945)	N/M	$111,496	6%

N/M is Not Meaningful

Continuing Operations

Net Revenues

PropellShops revenue increased over $89,000 or 836% as we began minimal sales and marketing during the year. During 2009, we were primarily developing and testing the web site.

Gross Profit

Gross profit increased from a loss of 1,951 or 118% of revenue in 2009 to a profit of $28,475 or 28% of revenue.  The loss in 2009 was the result of operations just beginning during the year and the Company absorbing one-time costs. We believe that gross margins will improve as volume increases.

Operating Expenses

Operating expenses increased from 2009 to 2010 by $546,706 or 52%. Operating expenses includes a write-off of $303,357 for the website asset previously capitalized by the Company. At December 31, 2010 management determined that the website asset was fully impaired as:

1.

During the year, the company had numerous acquisition discussions. In each case, no deal was formalized due to the Company’s lack of working capital.

2.

in October 2010, final negotiations with a, previously disclosed potential merger candidate ceased specifically due to the delay in fund raising on our part. Such merger would have brought a significant new customer base and driven new customers to the website; and

3.

at December 31, 2010 discussions regarding a significant new source for equity were not progressing satisfactorily. While the Company continues to receive short-term debt financing from a shareholder, without a significant influx in working capital, significant revenue growth cannot be assured. See Footnote 12, Going Concern.

Excluding the write-off of the website asset, operating expenses increased $243,349 or 23%. This increase was the result of significant increases in marketing expenses for trade shows, customized shops and marketing materials.

Discontinued Operations

At the end of the fiscal year we had no operating subsidiaries. Crystal Magic (CMI), which operated our laser etching business, ceased operations in June 2010. CMI generated revenues of $165,000 for the year ended December 31, 2010, down from $1,009,000 in 2009. Revenues have been included in discontinued operations. Revenues in 2010 came principally from the sale of customized laser etched products at the Disney World Theme Park. Until September 2009, we also sold laser etched products to corporate clients for gifting.

In 2010, CMI generated gross profit of $129,000 or 78% of revenue during the year down from 878,000, or 87% or revenue in 2009.  The decrease in gross profit from 2009 to 2010 as a percentage of revenue, was caused by commission paid to Disney on all sales in 2010, vs. approximately 30% of sales in 2009.

Operating expenses in 2010 of $217,000 consisted primarily of salaries and consulting fees ($162,000 or 80% of total operating costs) to maintain personnel in the theme park and management of the operations.

In 2009, we closed our Mountain Capital LLC(MC) business. MC generated revenues of $72,000 for the year ended December 31, 2009 and $480,000 in losses.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities, issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $4,559,651 through December 31, 2010. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

Twelve Months Ended December 31, 2010 - Cash Flow Activity

During 2010, the Company borrowed $660,000 under a convertible note. As of December 31, 2010, the Company had borrowed a total of $1,067,500 (excluding accrued interest) under this convertible note. On July 22, 2010, the convertible note holder notified the Company that it would exercise its right to convert to equity at the closing of the next round of financing. In February 2011, the due date on the convertible note was extended to August 31, 20111, and the total amount available to be borrowed was increased to $2,000,000. Availability and drawdowns are subject to lender approval in his sole discretion. The material terms of this Agreement are:

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

In June 2010, the Company borrowed $100,000 under a one year unsecured note from a shareholder. Interest accrues on the note at the rate of 8% per annum. The note has no financial covenants.  In December 2010, the shareholder lent us an additional $100,000 under similar terms with a due date of December 15, 2011 and interest accruing at 10%. In February 2011, the shareholder lent us an additional $100,000. This note is due February 10, 2012, accrues interest at the rate of 12% per annum and has no financial covenants.

The Company’s Crystal Magic (CMI) subsidiary owes approximately $839,000 to the U.S. Small Business Loans (the “SBA”) and the Orlando National Bank (together, “Lenders”).  In June 2010, CMI ceased operations. The Lenders foreclosed and seized all Company assets and held an auction and liquidated such assets. The Lenders have acknowledged they have no rights directly against Propell and have told us they plan to seek repayment from Mr. Steven Rhodes, a former owner of CMI and who had personally guaranteed the loans. Previously, we had entered into an agreement with Steve Rhodes, whereby we agreed to assume the payment for these loans in the event of the bankruptcy of Crystal Magic and the demand of the SBA or the Orlando National Bank of payment under Mr. Rhodes’ guarantee. Mr. Rhodes placed 2,000,000 shares of our stock, owned by him, in escrow to be used by us in our discretion at any time after April 8, 2010, to pay the amounts owed by Crystal Magic under these loans. To date, Crystal Magic has not filed for bankruptcy and so the condition for our obligation has not been met, and even if met we believe that such agreement is unenforceable.  However, there can be no assurance that the shares held in escrow will have sufficient value to satisfy such debt or that Mr. Rhodes won’t seek reimbursement from the Company, to the extent he makes any payments to the Lenders. If Mr. Rhodes were to try to enforce the provisions of the agreement we would vigorously defend our position; however no assurance can be given that we will be successful in our defense.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any firmly committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Twelve Months Ended December 31, 2009 - Cash Flow Activity

Propell’s primary sources and uses of cash for the twelve months ended December 31, 2009, included losses from operations, adjusted for non-cash items of income and expense and funds received from a rights offering and from a convertible note. Net cash used in operating activities was $115,851 for the twelve months ended December 31, 2009.

Net cash used in investing activities for the twelve months ended December 31, 2009, was $1,220,902 primarily attributable to the capital expenditures of $474,797 for the acquisition of the Propell.com domain and development of the Propell shops web site and $741,703 related to CMI.

Net cash provided by financing activities was $1,295,578, which included $407,500 from the issuance of convertible promissory notes 888,078 from a rights offering.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2009.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company’s CEO has concluded, that as of the date of the filing of this Annual Report, the Company’s disclosure controls and procedures are effective and that all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was ineffective as of and for the year ended December 31, 2009 because as a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We believe that as of the date of this Annual Report, all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure.

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

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Edward L. Bernstein	59	Chief Executive Officer/President/Chairman of the Board

Mark Kalow	57	Director

James Graham (1)	52	Director

Paul Scapatici	34	Executive Vice President, General Manager, Kiosk Division

James Wallace	33	Vice President, Operations, Kiosk Division

On February 18, 2011, we received a resignation letter from Jamie Graham, dated February 6, 2011, stating that Mr. Graham was resigning from our board of directors, effective immediately, in order to pursue other interests of potential interest to the Company.

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

EDWARD L. BERNSTEIN.  Mr. Bernstein has been our Chief Executive Officer and President since we were organized in January 2008.  Mr. Bernstein has a 25-year track record in founding, financing and growing consumer technology and entertainment companies. He has raised over $75 million in private capital working with a variety of venture capital and strategic investors. During 2007 and until February 2008, Mr. Bernstein was a consultant to Creekside LLC, a consulting firm to early stage technology companies. From 2002 through 2006, Mr. Bernstein served as President and CEO of PhotoTLC, Inc., providing online and in-store digital photo services and gifts for the largest retailers in the United States.   Prior to his work with PhotoTLC, beginning in 1999, Mr. Bernstein served as the Chief Executive Officer of Photopoint.com, one of the pioneering digital photo sharing sites.  Mr. Bernstein also serves on the Board of Directors of Akeena Solar, Inc., a publicly traded solar products designer and manufacturer. Mr. Bernstein received his Bachelor of Arts from the University of Hartford and is a graduate of Stanford University’s Executive Program.

Mr. Bernstein brings to the Board significant executive leadership and operational experience.  Mr. Bernstein’s prior business experience, especially his experience in the on line industry, gives him a broad and extensive understanding of our operations and our industry.  His prior service on the board of other public companies has provided him with a strong corporate governance expertise and an understanding of the proper role and function of the Board. Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

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

MARK KALOW.  Mr. Kalow was appointed as a director on April 9, 2009.   Mr. Kalow is a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development; he also serves on the board of directors of LSF Network, an e-marketing services company, Reischling Press, Inc., a digital printing company, Pure Depth, Inc., a display technology licensing company and The Tannery Arts Center in Santa Cruz, California. .  Mr. Kalow has also served on the Board of Photoworks, Inc. from 2004 until 2008. From October 1999 to September 2003, Mr. Kalow served as a Managing Director for the Venture Capital Division of Trans Cosmos USA, a Japanese IT services company and strategic investor in U.S. rich media, CRM and e-marketing companies. From September 1993 to July 1998, Mr. Kalow was Chief Operating Officer and Chief Financial Officer of Live Picture Inc. (LPI), a digital imaging software company which he co-founded. He was Chief Executive Officer of LPI from November 1998 through June 1999.  Mr. Kalow holds a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and a Masters in Business Administration with a concentration in financial management from the University of Chicago. He attended Director’s College at Stanford Law School, June 2006.

Mr. Kalow brings a strong business background to Propell, having worked in similar businesses for many years.  Mr. Kalow brings to the Board significant strategic, business and financial experience related to the business and financial issues facing our company.  His financial management and legal background provides him with a broad understanding of the financial and legal issues facing Propell, the financial markets and the financing opportunities available to Propell. His prior service on the board of other public companies has provided him with a strong corporate governance expertise and an understanding of the proper role and function of the Board.

JAMES GRAHAM.  Mr. Graham was appointed as a director on June 16, 2009. Currently a private investor, Mr. Graham, a native of Canada who has lived and worked abroad extensively, has experience in a variety of management roles in telecom, cable, wireless, advertising, and network design/construction. He has been a private investor for the more than the last five years and prior thereto has held leadership positions in general management as well as sales, marketing, and customer service, including roles as President of Fiberlink Services, managing director of Classic Communications and Suburban Adventures, and as a director of Cable Security Corp.

Mr. Graham brings to the Board extensive knowledge in the sales and marketing area, having served in senior corporate positions in other companies he has a vast leadership experience.  His business experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

On February 18, 2011, we received a resignation letter from Mr. Graham, dated February 6, 2011, stating that he was resigning from our board of directors, effective immediately, in order to pursue other interests of potential interest to the Company.

Employees

At December 31, 2010 we had 4 full-time employees.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Our director, Edward L. Bernstein, is not independent because of his position as an executive officer of our company. James Graham is not independent because of his ownership percentage in our company.  Mr. Mark Kalow has been determined to qualify as an independent member of our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except that James Graham failed to file a Form 3 in a timely manner when he was appointed as a director.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11.   Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2010 and 2009.

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and	Fiscal		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	Salary($)	($)	($)	($) (1)	($)	($)	($)	($)
Edward L. Bernstein, CEO(5,6,7)	2009	52,616	35,000	0	6,000	0	0	0	93,616
	2010	46,458	35,000	0	0	0	0	19,522	100,980
Steven M. Rhodes, CFO(2)	2009	65,385	0	0	0	0	0	72,000(5)	137,385
	2010	0	0	0	0	0	0	0	0
John Wolf, EVP(3)	2009	55,577	0	0	0	0	0	72,000(5)	127,577
	2010	0	0	0	0	0	0	0	0
Paul Scapatici, EVP (7)	2009	50,000	35,000	0	7,500	0	0	0	85,000
	2010	46,458	35,000	0	11,351	0	0	3.054	95,863
Lane Folliott, VP(4)	2009	63,750	0	0	0	0	0	56,250(5)	120,000
	2010	0	0	0	0	0	0	0	0
James Wallace, VP (7)	2009	50,000	35,000	0	7,500	0	0	0	92,500
	2010	46,458	35,000	0	11,351	0	0	0	92,809

(1)   The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the executive in fiscal year ended December 31, 2010 and 2009, respectively in accordance with stock compensation accounting. See Note 8 of the Notes to our Consolidated Financial Statements contained herein, for a discussion of all assumptions made by us in determining the valuation of equity awards.

(2)   Mr. Rhodes resigned as a director in June 2009 and was terminated as our CFO in September 2009.

(3)   Mr. Wolf was terminated from his position in August 2009.

(4)   Mr. Folliott resigned from his position in September 2009; however he remains as a consultant.

(5)   Represents value of stock paid in lieu of severance.

(6)   In 2009, Mr. Bernstein received $2,716 due from 2008.

(7)   In 2010, Messrs. Bernstein, Scapatici and Wallace each deferred $3,542 in salary.

Outstanding Equity awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2010 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Ed Bernstein	4/10/08	500,000	333,333 (1)	166,667	$0.50	4/09/18
	6/16/09	100,000 (3)	33,333 (1)	66,667	$0.27	6/15/19
Paul Scapatici	4/10/08	125,000	83,333 (1)	41,667	$0.50	4/09/18
	6/16/09	150,000 (3)	50,000 (1)	100,000	$0.27	6/15/19
	10/12/10	100,000 (3)	100,000 (2)	0	$0.25	10/12/20
James Wallace	4/10/08	125,000	83,333 (1)	41,667	$0.50	4/09/18
	6/16/09	125,000 (3)	41,666 (1)	83,334	$0.27	6/15/19
	10/12/10	100,000 (3)	100,000 (2)	0	$0.25	10/12/20

1.   Options granted vest over a three year period beginning on the anniversary of the date of the grant.

2.   Options granted are immediately exercisable.

3.   Under the terms of their employment agreements, the Board made additional one time discretionary option grants in both 2009 and 2010.

Option Exercises

The following table sets forth certain information relating to the exercise of stock options and the vesting of stock awards during Fiscal 2010 for each named Executive officer.

Name	Number of Shares Acquired on Exercise (number)	Value Realized on Exercise ($)
Ed Bernstein	-	-
Paul Scapatici	-	-
James Wallace	-	-

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, 2010.

						Stock awards
Name	Salary	Bonus	Option Granted	Aggregate Fair value	Total	Outstanding at year-end
	($)	($)	(#) (1)	($)	($)	(#)
Mark Kalow	0	0	300,000	43,330	43,330	300,000

(1)

The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the director in fiscal year ended December 31, 2010 in accordance with stock compensation accounting. See Note 8 of the Notes to our Consolidated Financial Statements contained herein, for a discussion of all assumptions made by us in determining the valuation of equity awards.

Employment Agreements

We entered into a three-year employment agreement on April 10, 2008 with Edward L. Bernstein, which was amended effective December 21, 2008. The amended agreement with Mr. Bernstein provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $160,000 level as originally agreed to or one month’s lump sum plus an additional 266,667 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Bernstein terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a one time grant of 500,000 stock options to purchase 500,000 shares at $.50 per share with vesting over three years.

We entered into three-year employment agreements on May 6, 2008, which were amended effective December 21, 2008 with Paul Scapatici and James Wallace.

The amended agreement with Mr. Scapatici provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $125,000 level as originally agreed to or one month’s lump sum plus an additional 208,333 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Scapatici terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a one time grant of 125,000 stock options to purchase 125,000 shares at $.50 per share with vesting over three years.

The amended agreement with Mr. Wallace provides for a $50,000 annual base salary plus a $35,000 annual draw against commissions with severance of either six months at the $125,000 level as originally agreed to or one month’s lump sum plus an additional 208,333 shares of company stock if he is terminated for reasons other than Cause, or if Mr. Wallace terminates for Good Reason, all as defined in the employment agreement. The agreement also provides for a one time grant of 125,000 stock options to purchase 125,000 shares at $.50 per share with vesting over three years.

We terminated our employment agreements with Mr. Rhodes and Mr. Wolf and have reached a severance settlement with Mr. Wolf.  No settlement has been reached with Mr. Rhodes.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates how many shares of our common stock were beneficially owned as of March 31, 2011, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.  We based our calculation of the percentage owned on 22,757,575 shares outstanding on March 30, 2011.

The address of each of the directors and executive officers listed below is c/o Propell Corporation, 336 Bon Air Center, No. 352, Greenbrae, CA 94904.

Name	Number of Shares Beneficially Owned		Percent of Class
Edward L. Bernstein	1,369,361	(1)	5.85%
James Graham	4,565,907	(2)	18.48%
Paul Scapatici	628,382	(4)	2.73%
Mark Kalow	233,648		1.02%
James Wallace	531,714	(5)	2.31%
Joseph W. and Patricia G. Abrams Family Trust	3,686,125	(6)	15.50%
Mara Gateway Associates LP	3,245,953	(7)	13.99%
All officers and directors as a group (5 persons)	7,329,012		28.21%

(1)   Mr. Bernstein received 650,000 shares upon conversion of a convertible promissory note. Mr. Bernstein also received 74,411 shares as a result of his investment of $20,091 in our 2009 rights offering and an additional 111,617 warrants exercisable within 60 days. Mr. Bernstein has 533,333 options exercisable within 60 days.

(2)   Mr. Graham received 1,325,166 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Graham also received 370,370 shares as a result of his $100,000 investment in our 2009 rights offering, an additional 925,925 shares as a result of our most recent offering and an additional 1,944,445 warrants exercisable within 60 days.  Mr. Graham resides at Sturges, WI, Barbados.

(3)   Mr. Rhodes retains 3,480,224 shares he received in exchange for shares he owned in Crystal Magic, Inc. in the merger of Crystal Magic, Inc. with us. Mr. Rhodes also received 37,037 as a result of his investment of $10,000 in a rights offering and an additional 55,556 warrants exercisable within 60 days. Mr. Rhodes also received 266,667 shares in lieu of severance. Mr. Rhodes also placed 2,000,000 shares in escrow to be used by us for amounts owed by CMI for the SBA related debt. Mr. Rhodes received warrants for 100,000 shares exercisable within 60 days. Mr. Rhodes resides at 2120 Hidden Pine Lane, Apopka, Florida 32712.

(4)   Mr. Scapatici received 353,382 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Scapatici has 175,000 options exercisable within 60 days.

(5)   Mr. Wallace received 265,047 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Wallace will have 166,667 options exercisable within 60 days.

(6)   537,625 shares were received upon conversion of our first convertible promissory note, plus an additional 500,000 shares were received upon the conversion of our second promissory note and 679,400 shares as a result of an investment in our rights offering and an additional 1,019,100 warrants exercisable within 60 days. Mr. Abrams also purchased 950,000 shares in a private transaction. Joseph W. and Patricia G. Abrams Family Trust have offices at 131 Laurel Grove, Kentfield, CA 94904.

(7)   Mara Gateway Associates received 2,500,000 shares upon conversion of a convertible note and 298,381 shares as a result of an investment in our most recent rights offering and an additional 447,572 warrants exercisable within 60 days. Mara’s offices are at 11832 Sunrise Drive NE, Bainsbridge Island, WA 98110.

(8)   The applicable percentage of ownership for each beneficial owner is based on 22,757,575 shares of Common Stock outstanding as of March 30, 2011. In calculating the number of Shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of Common Stock issuable upon the exercise of options or warrants, or the conversion of other securities held by that stockholder, that are exercisable within 60 days, are deemed outstanding for that holder; however, such shares are not deemed outstanding for computing the percentage ownership of any other stockholder.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors and executive officers nor any person who beneficially owns, directly or indirectly, shares equaling more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since our incorporation or any proposed transaction.

Item 14.   Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered for the fiscal years 2010 and 2009:

Service	Fiscal 2010	Fiscal 2009
Audit Fees	$18,645	$30,231
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$18,645	$30,231

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.	Description
2.1	Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (1)
2.2	Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation (1)
2.3	Exhibit and Plan of Reorganization dated June 14, 2010 between the Registrant, Designbyhumans.com (“DBH”) the DBH shareholders and DBH Acquisition Corporation (4)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	By-Laws (1)
4.1	2008 Stock Option Plan (1)
4.2	Form of 3% Convertible Promissory Note (1)
10.1	Patent License Agreement between Crystal Magic, Inc. and Laser Design International, LLC dated May 6, 2007 (1)
10.11	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (1)
10.12	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (1)
10.13	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (1)
10.14	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (1)
10.15	Operating Agreement between Crystal Magic, Inc. and Cashman Enterprises, Inc dated September 7, 2001. (1)
10.20	Employment agreement between the Registrant and John Wolf (1)
10.21	Employment agreement between the Registrant and Jim Wallace (1)
10.22	Employment agreement between the Registrant and Paul Scapatici (1)
10.23	Employment agreement between the Registrant and Lane Folliott (1)
10.24	Employment agreement between the Registrant and Edward L. Bernstein (1)
10.25	Employment agreement between the Registrant and Steven M. Rhodes (1)
10.26	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (1)
10.27	Form of Lock-up Agreement (1)
10.28	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (1)
10.31	Amendment to Employment Agreement between the Registrant and John Wolf (2)
10.32	Amendment to Employment Agreement between the Registrant and Jim Wallace (2)
10.33	Amendment to Employment Agreement between the Registrant and Paul Scapatici (2)
10.34	Amendment to Employment Agreement between the Registrant and Lane Folliott (2)
10.35	Amendment to Employment Agreement between the Registrant and Edward J. Bernstein (2)
10.36	Amendment to Employment Agreement between the Registrant and Steven M. Rhodes (2)
10.37	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (2)
10.38	Amendment to Promissory Note between Registrant and Lanai Investments, LLC (2)
10.39	Amendment to Promissory Note between Registrant and Loco Lobo, LLC (2)
10.40	Secured Promissory Note dated September 9, 2009 and Amendments(3)
10.41	Security Agreement dated September 3, 2009 between Registrant and Remington partners, Inc.(3)
10.42	Promissory Note dated June 23, 2010 between Registrant and Joseph W. Abrams.(5)
10.43	Promissory Note dated December 15, 2010 between Registrant and Joseph W. Abrams.(5)
10.44	Promissory Note dated February 15, 2011 between Registrant and Joseph W. Abrams.(5)
14.1	Code of Ethics (2)
21.1	List of Subsidiaries of the Registrant (1)
23.1	Consent of Silberstein Ungar, PLLC (5)
31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)
31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)
32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

(1)   Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended

(2)   Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended

(3)   Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009, as amended

(4)   Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010

(5)   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL CORPORATION

By: /s/ Edward Bernstein

Edward Bernstein

President, Chief Executive Officer

and Chief Financial Officer

(Principal Executive Officer and

Principal Financial Officer)

Date: April 13, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2011	By: /s/ Edward Bernstein
Edward Bernstein President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Date: April 13, 2011	By: /s/ Mark Kalow
Mark Kalow Director

PROPELL CORPORATION

TABLE OF CONTENTS

DECEMBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Propell Corporation

Greenbrae, California

We have audited the accompanying consolidated balance sheets of Propell Corporation, a Delaware Corporation, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propell Corporation, as of December 31, 2010 and 2009, and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Propell Corporation will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 6, 2011

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2010 and 2009

Assets	2010	(restated) 2009

Current Assets
Cash	$56,639	$95,484
Accounts receivable (net of allowances)	4,590	286
Prepaid expenses	5,053	4,587
Due from others	1,360	1,119
Inventory	521	-
Deposits - current	1,499	1,499
Assets from discontinued operations	-	141,096
Total Current Assets	69,662	244,071

Property and Equipment, net	1,772	3,559

Other Assets
Intangible assets, net	-	-
Website URL, net	4,000	5,600
Website assets, net	-	403,597
Total Other Assets	4,000	409,197

Total Assets	$75,434	$656,827

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$185,758	$124,298
Accrued liabilities	34,124	870
Accrued interest – related parties	138,879	12,962
Notes payable – related parties	203,000	-
Convertible notes payable – related party	1,067,500	407,500
Liabilities from discontinued operations	1,221,008	1,283,303

Total Liabilities	2,850,269	1,828,933

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,757,575 and 22,482,575 shares issued and outstanding	22,757	22,482
Additional paid-in capital	1,762,059	1,694,614
Accumulated deficit	(4,559,651)	(2,889,202)
Total Stockholders’ Deficit	(2,774,835)	(1,172,106)

Total Liabilities and Stockholders’ Deficit	$75,434	$656,827

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2010 and 2009

	2010	(restated) 2009

Net Revenues	$100,352	$10,717

Cost of Goods Sold	71,877	12,668

Gross Profit (Loss)	28,475	(1,951)

Operating Expenses	1,604,626	1,057,920

Loss from Operations	(1,576,151)	(1,059,871)

Other Income (Expense)	15	30,210

Loss from Continuing Operations	(1,576,136)	(1,029,661)

Loss from Discontinued Operations	(94,313)	(752,284)

Loss before Provision for Income Taxes	(1,670,449)	(1,781,945)

Provision for Income Taxes	0	0

Net Loss	$(1,670,449)	$(1,781,945)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.09)

Weighted Average Number of Shares Outstanding - Basic and Diluted	22,661,137	19,473,389

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

As of December 31, 2010

	Common Stock		Additional Paid-in Capital	Distributions to Affiliates	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, December 31, 2008	9,908,952	$9,909	$457,723	$(938,664)	$(1,107,257)	$(1,578,289)

Recognition of stock based compensation in connection with stock option grants			43,440			43,440

Shares issued in connection with services rendered	856,667	857	285,793			286,650

Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664

Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078

Distributions to affiliate				(122,542)		(122,542)

Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206

Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)

Net loss for the year ended December 31, 2009					(1,781,945)	(1,781,945)

Balance, December 31, 2009	22,482,575	22,482	1,694,614	$-	(2,889,202)	(1,172,106)

Shares issued in connection with services rendered	275,000	275	43,725			44,000

Recognition of stock based compensation in connection with stock option grants			23,720			23,720

Net loss for the year ended December 31, 2010					(1,670,449)	(1,670,449)
Balance, December 31, 2010	22,757,575	$22,757	$1,762,059	$-	$(4,559,651)	$(2,774,835)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010 and 2009

	2010	(restated) 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(1,670,449)	$(1,781,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock options issued for services	23,720	43,440
Common stock issued for services	44,000	286,650
Depreciation expense	2,371	843
Amortization expense	101,840	99,205
Write-off of assets from discontinued operations	101,610	--
Write-off of website development	303,357	--
Changes in Assets and Liabilities
Accounts receivable	(4,304)	(287)
Due from others	(241)	(1,119)
Inventory	(521)	--
Prepaid expenses	(466)	(4,587)
Accounts payable	61,460	22,735
Accrued expenses	33,254	(61,075)
Accrued interest – related parties	125,917	21,756
Deferred compensation	--	(6,462)
Cash Used in Operating Activities from Continuing Operations	(878,452)	(1,380,846)
Cash Provided by (Used in) Operating Activities from Discontinued Operations	(22,809)	562,012
NET CASH USED IN OPERATING ACTIVITIES	(901,261)	(818,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development	--	(448,391)
Purchase of property and equipment	(584)	(4,402)
Net Cash Used In Investing Activities from Continuing Operations	(584)	(452,793)
Net Cash Used In Investing Activities from Discontinued Operations	--	--
NET CASH USED IN INVESTING ACTIVITIES	(584)	(452,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	--	828,078
Proceeds from convertible note – related parties	660,000	407,500
Proceeds from notes payable – related party	203,000	-
Cash Provided By Financing Activities from Continuing Operations	863,000	1,235,578
Cash Provided By (Used in) Financing Activities from Discontinued Operations	--	(5,126)
NET CASH PROVIDED BY FINANCING ACTIVITIES	863,000	1,230,452

NET DECREASE IN CASH	(38,845)	(41,175)
CASH AT BEGINNING OF YEAR	95,484	136,659

CASH AT YEAR END	$56,639	$95,484

NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible notes and interest converted into common stock	$0	$1,771,664
Reclassification of affiliate distributions as a result of change in control	$0	$1,061,206
Reclassification of affiliate equity and payables due to change in control	$0	$1,680,368

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 Organization and Summary of Significant Accounting Policies

(A) Description of the Business

Propell Corporation, a Delaware corporation (“Propell” or the “Company”) is an e-commerce and fulfillment provider of image-based personalized products and services.

(B) Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to goodwill and other intangible assets, the estimated useful lives for amortizable intangible assets and property, plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the year ended December 31, 2010.

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

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2010 and December 31, 2009, the balance did not exceed the federally insured limit.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 Organization and Summary of Significant Accounting Policies (continued)

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

(I) Inventory

Inventory is stated at cost using the FIFO (first in, first out) method. During the years ending December 31, 2010 and 2009, the Company wrote down inventory at its CMI subsidiary that it deemed unsellable in the amounts of $51,342 and $226,028, respectively, which are reflected in the restated Statement of Operations in loss from discontinued operations.

(J) Fixed and intangible Assets

Fixed and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company took impairment charges on fixed assets of $6,372 and $85,527 during the years ended December 31, 2010 and 2009, respectively.  These charges are reflected in the restated statement of operations in loss from discontinued operations. The Company took an impairment charge of $303,357 for its website asset in the year ended December 31, 2010.

(K) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 1,974,000 stock options and 4,600,434 warrants.  Since the Company reported a net loss for the years ended December 31, 2010 and 2009 respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, prepaid expenses, inventory, deposits, accounts payable, accrued liabilities, accrued interest – related parties, notes payable – related parties and convertible notes payable – related party approximate fair value due to the relatively short period to maturity for these instruments.

(M) Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in operating expenses in the consolidated statement of operations.

(N) Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2010, there have been no interest or penalties incurred on income taxes.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 Organization and Summary of Significant Accounting Policies (continued)

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

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 2 Reclassifications

As a result of the exit from Crystal Magic’s laser etching business in June 2010 and Mountain Capital LLC in 2009, and in accordance with generally accepted accounting principles, the CMI and Mountain Capital business operations have been reclassified to discontinued operations in our Consolidated Balance Sheets, our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows. Amounts for the prior periods have been reclassified to conform to this presentation.

Note 3 Correction of Errors and Restatements

The Company has restated its balance sheet, statement of operations, statement of stockholders’ deficit, and statement of cash flows for 2009 to correct an error in its accounting. The Company did not originally amortize its website asset in 2009. The website asset and accumulated deficit were corrected at December 31, 2009.

Financial Statement	Line Item	Corrected	Previously Stated (1)

Balance Sheet	Website asset, net	403,597	501,201
Balance Sheet	Total Other Assets	409,197	506,802
Balance Sheet	Total Assets	656,827	754,432
Balance Sheet	Accumulated Deficit	(2,889,202)	(2,791,597)
Balance Sheet	Total Stockholders’ Deficit	(1,172,106)	(1,074,501)
Balance Sheet	Total Liabilities & Stockholders’ Deficit	656,827	754,432
Income Statement	Operating Expenses	1,057,920	960,316
Income Statement	Loss from Operations	(1,059,871)	(962,267)
Income Statement	Loss from Continuing Operations	(1,029,661)	(932,057)
Income Statement	Loss before Provision for Income Taxes	(1,781,945)	(1,684,340)
Income Statement	Net Loss	(1,781,945)	(1,684,340)
Statement of Cash Flows	Net loss for the year ended December 31, 2009	(1,781,945)	(1,684,340)
Statement of Cash Flows	Amortization expense	99,205	1,600

(1)

After taking into account the reclassifications discussed in Footnote 2, above.

Note 4 Property and Equipment

Property and Equipment consisted of the following at December 31,

	2010	2009
Furniture and fixtures	$500	$500
Computer and equipment	4,486	3,902
Total cost	4,986	4,402
Less: accumulated depreciation	(3,214)	(843)
Property and equipment, net	$1,772	$3,559

On December 31, 2009, the Company wrote off assets of Mountain Capital and Crystal Magic having a net book value of $85,527 due to impairment. This change is reflected in the restated statement of operations in loss from discontinued operations.

Depreciation expense was $2,371 and $4,357 for the periods ended December 31, 2010 and 2009, respectively.

Note 5 Prepaid Expenses

At December 31, 2010 and 2009 prepaid expenses consisted solely of prepaid insurance in the amount of $5,053 and $4,587, respectively.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 6 Website Assets

In 2009, the Company substantially completed development on its primary website and capitalized the expenses incurred from programming in the amount of $501,202. In 2009, the Company began amortizing these costs over five years. At December 31, 2010 management determined that the website asset was fully impaired and wrote off the remaining balance of $303,357. The rationale for the impairment was:

1.

During the year, the company had numerous acquisition discussions. In each case, no deal was formalized due to the Company’s lack of working capital.

2.

In October 2010, final negotiations with a previously disclosed potential merger candidate ceased specifically due to the delay in fund raising on our part.  Such merger would have brought a significant new customer base and driven new customers to the website; and

3.

 At December 31, 2010 discussions regarding a significant new source for equity were not progressing satisfactorily. While the Company continues to receive short-term debt financing from a shareholder, without a significant influx in working capital, significant revenue growth cannot be assured. See Footnote 14, Going Concern.

Note 7 Accrued Liabilities

At December 31, 2010 and 2009 accrued expenses consisted of the following:

	2010	2009
Payroll	$27,167	$240
Taxes	632	630
Other	6,325	0
Total accrued expenses	$34,124	$870

Note 8 Notes and Convertible Notes Payable – Related Parties

At December 31, 2010, the Company has borrowed $1,067,500 under the terms of a convertible note payable.  This note is convertible to shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The Note was originally due on February 28, 2010.  In March 2010, the Note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million.  In July, 2010, the Note holder notified the Company of his intention to convert the Note, upon the Company completing a financing of at least $1.5 million. In February, 2011, the Note was amended to increase the maximum amount to $2 million and to change the due date to August 31, 2011. In addition, the Note was amended to allow the Company the option to convert the Note once it has raised $500,000 in new equity.

In June 2010, the Company borrowed $100,000 under a one year unsecured note from a shareholder. Interest accrues on the note at the rate of 8% per annum. The note has no financial covenants.  In December 2010, the shareholder lent us an additional $100,000 under similar terms, except that the interest rate on this note is 10% per annum, with a due date of December 15, 2011. On February 10, 2011, the shareholder lent us an additional $100,000 which is due February 10, 2012.  This loan accrues interest at the rate of 12% per annum and has no financial covenants.

Note 9 Notes Payable – Discontinued Operations

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At December 31, 2010, the notes total an aggregate of approximately $838,542.  Crystal Magic is in default on all of these notes. In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 10 Other Income (Expense)

At December 31, 2010 and 2009 other income (expense) consisted of the following:

	2010	2009
Interest income	$15	$872
Income from debt forgiveness	0	29,881
Loss on sale of equipment	0	(543)
Net other income (expense)	$15	$30,210

Note 11 Stockholders’ Equity

(A) Common Stock Issuances of Issuer

For the Year ended December 31, 2010

During the year ended December 31, 2010, the Company issued 275,000 shares of common stock for services rendered, having a fair value of $44,000.

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

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of December 31, 2010, there were 1,974,000 options issued and outstanding under the Stock Plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Exercise price	$0.15 - $0.27	$0.27 - $0.50
Expected dividends	0%	0%
Expected volatility	51.9%	0%
Risk fee interest rate	1.14% to 1.77%	3.84%
Expected life of option	5-7 years	5-7 years
Expected forfeitures	0%	0%

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 11 Stockholders’ Equity (continued)

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•

Annually over two, three or four years

•

Monthly over one year

•

Quarterly over four years

During 2010, the Company granted 675,000 options to employees and consultants having a fair value of $80,265 based upon the Black-Scholes option pricing model.

During 2009, the Company granted 749,000 options to employees and consultants having a fair value of $43,440 based upon the Black-Scholes option pricing model.

Grant date fair value of options granted - 2010	$80,265
Weighted average grant date fair value - 2010	$0.13

Grant date fair value of options granted - 2009	$43,440
Weighted average grant date fair value - 2009	$0.50

Outstanding options held by related parties - 2010	$1,175,000
Exercisable options held by related parties - 2010	$650,000

Outstanding options held by related parties - 2009	$1,449,000
Exercisable options held by related parties - 2009	$303,667

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance – December 31, 2008	1,075,000	$0.50
Granted	749,000	$0.27
Exercised	-	-
Forfeited	325,0000	$0.43
Balance – December 31, 2009	1,499,000	0.40
Granted	675,000	$0.25
Exercised	0	-
Forfeited	200,000	$0.43
Balance – December 31, 2010 - outstanding	1,974,000	0.37	7.78 years
Balance – December 31, 2010 – exercisable	1,007,333	$0.40	7.63 years

The options outstanding and exercisable at December 31, 2010 are as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.27	599,000	8.31 years	$ 0.27	224,000	$ 0.27	8.46 years
$0.50	875,000	7.31 years	$ 0.50	583,333	$ 0.50	7.31 years
$0.25	500,000	9.79 years	$ 0.25	200,000	$ 0.25	9.79 years
	1,974,000	8.06 years	$ 0.37	1,007,333	$ 0.40	8.06 years

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 11 Stockholders’ Equity (continued)

The options outstanding and exercisable at December 31, 2009 are as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.27	624,000	9.31 years	$ 0.27	12,000	$ 0.27	9.46 years
$0.50	875,000	8.31 years	$ 0.50	291,667	$ 0.50	8.31 years
	1,499,000	8.27 years	$ 0.40	303,667	$ 0.49	8.35 years

The following is a summary of the Company’s non-vested stock options at December 31, 2010:

	Non-vested stock options	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2009	1,195,333	$0.38
Granted	675,000	$0.25
Vested/Exercised	(703,666)	$0.43
Forfeited/Cancelled	(200,000)	$0.24
Non-vested – December 31, 2010	966,667	$0.33
Weighted average remaining period for vesting	1.82 years

Note 12 Commitments

The Company rents office space from a related party on a month-to-month basis for $1,649 per month. Beginning January 1, 2011, the related party agreed to waive the monthly rent payment. There is no obligation for this arrangement to continue.

Note 13 Income Taxes

There was no income tax expense for the years ended December 31, 2010 and 2009 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2010 and 2009, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2010	2009
Computed “expected” tax expense (benefit) - Federal	$(535,866)	$(575,132)
Valuation allowance	535,866	575,132
Provision for income taxes	$0	$0

At December 31, 2010, the Company has a net operating loss carry-forward of approximately $1,564,000 available to offset future taxable income expiring through 2030. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2010 was approximately $535,866. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 14 Going Concern

The Company has negative working capital, has incurred operating losses since inception, and its operating activities to date have required financing from outside institutions and related parties. The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company will continue to need outside financing to support its internal growth.

Management continues to seek funding to pursue its business plans.

Note 15 Subsequent Event

In February 2011, the Company renegotiated its convertible notes to extend the maturity date to August 31, 2011 and to increase the total potential loan amount to $2 million.  In addition, in February, 2011, the Company borrowed an additional $100,000 from a shareholder who had previously loaned the Company $200,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2010 to April 6, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.