Form 10-Q/A
period 2010-06-30
Propell Corporation.
filed 2011-04-26
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to

FORM 10 – Q/A

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

Explanatory Note

This Amendment No. 3 to the Quarterly  Report on Form 10-Q for the quarter ended June 30, 2010 is being filed to reflect (i) the restatement of our Balance Sheets, Operating Statements, Statement of Changes in Stockholders Equity, Statements of Cash Flows and Footnotes due to recognition of amortization of our website asset for the three months (approximately $25,000) and six months (approximately $50,000) ended June 30, 2010 as well as (ii) the reclassification to discontinued operations of business operations of our subsidiaries that have ceased operations.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2010 and December 31, 2009

(Unaudited)

Restated

Assets	June 30, 2010	December 31, 2009

Current Assets
Cash	$103,737	$95,484
Accounts receivable (net of allowances)	14,053	1,405
Prepaid expenses	1,786	4,587
Deposits - current	1,499	1,499
Assets from Discontinued Operations	8,314	141,096
Total Current Assets	129,389	244,071
Property and Equipment, net	3,018	3,559

Other Assets
Website URL, net	4,800	5,600
Website assets, net	353,477	403,597
Total Other Assets	358,277	409,197
Total Assets	$490,684	$656,827
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$129,782	$124,298
Accrued liabilities	1,510	870
Accrued interest – related parties	63,284	12,962
Notes payable – related parties	100,000	-
Convertible notes payable – related party	882,500	407,500
Liabilities from Discontinued Operations	1,243,120	1,283,303
Total Liabilities	2,420,196	1,828,933

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized,
20,846,132 issued and outstanding; (22,482,575 issued and outstanding – 2009)	20,846	22,482
Additional paid-in capital	1,693,518	1,694,614
Accumulated deficit	(3,643,876)	(2,889,202)
Total Stockholders' Deficit	(1,929,512)	(1,172,106)
Total Liabilities and Stockholders' Deficit	$490,684	$656,827

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Restated

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Net Revenues	$35,719	$2,746	$46,936	$3,325

Cost of Goods Sold	28,117	4,366	36,235	5,197

Gross Profit (Loss)	7,602	(1,620)	10,701	(1,872)

Operating Expenses	394,182	237,408	672,266	378,717

Loss from Operations	(386,580)	(239,028)	(661,565)	(380,589)

Other Income (Expense)	-	-	-	-

Loss from Continuing Operations	(386,580)	(239,028)	(661,565)	(380,589)

Loss from Discontinued Operations	(103,282)	(60,953)	(93,110)	(178,270)

Net Loss	$(489,862)	$(299,981)	$(754,675)	$(558,859)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the period – basic and diluted	21,889,140	20,978,653	22,184,218	17,180,814

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

As of June 30, 2010

(Unaudited)

Restated

	Common Stock $0.001 Par Value		Additional Paid-in Capital	Distributions to Affiliates	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, January 29, 2008 (Inception)	–	$–	$–	$–	$–	$–
Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)			–
Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)			–
Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709			383,804
Conversion of convertible notes to common stock	2,278,000	2,278	20,502			22,780
Reclassification of intercompany payable			61,048			61,048
Distributions to affiliate				(938,664)		(938,664)
Net loss for the period ended December 31, 2008					(1,107,257)	(1,107,257)
Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)
Recognition of stock based compensation in connection with stock option grants			43,440			43,440
Recognition of shares issued in connection with services rendered	856,667	857	285,793			286,650
Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664
Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078
Distributions to affiliate				(122,542)		(122,542)
Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206
Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)
Net loss for the year ended December 31, 2009					(1,781,945)	(1,781,945)
Balance, December 31, 2009	22,482,575	22,482	1,694,613	-	(2,889,201)	(1,172,106)
Net loss for the six months ended June 30, 2010					(754,675)	(754,675)
Recognition of stock repurchases	(1,886,443)	(1,886)	(43,114)			(45,000)
Recognition of stock based compensation in connection with stock option grants			1,019			1,019
Recognition of stock based compensation	250,000	250	41,000			41,250
Balance, June 30, 2010	20,846,132	$20,846	$1,693,518	$–	$(3,643,876)	$(1,929,512)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Restated

	For the six months ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss for the period	$(754,675)	$(558,859)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	541	66
Amortization	50,919	49,085
Issuance of common stock for services	41,250	26,400
Issuance of stock options in connection with employment services	1,019	-
Changes in Assets and Liabilities
Accounts receivable	(12,648)	(1,501)
Prepaid expenses	2,801	-
Accounts payable	5484	(22,518)
Accrued liabilities	640	19,028
Accrued interest – related parties	50,322	(32,870)
Cash Used In Operating Activities from Continuing Operations	(614,347)	(521,169)
Cash Provided by (Used In) Operating Activities from Discontinued Operations	92,600	(183,526)
NET CASH USED IN OPERATING ACTIVITIES	(521,747)	(704,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,420)
Development of website asset	-	(99,616)
Net Cash Provided By (Used In) Investing Activities from Continuing Operations	-	(105,036)
Net Cash Provided By (Used In) Investing Activities from Discontinued Operations	-	-
NET CASH USED IN INVESTING OPERATIONS	-	(105,036)

Cash Flows From Financing Activities:
Proceeds from rights offering	-	869,742
Proceeds from convertible note – related party	475,000	-
Proceeds from notes payable – related party	100,000	-
Repurchase of common stock	(45,000)	-
Net Cash Provided by Financing Activities from Continuing Operations	530,000	869,742
Net Cash Provided by Financing Activities from Discontinued Operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	530,000	869,742

Net increase in cash and cash equivalents	8,253	60,011
Cash and cash equivalents at beginning of period	95,484	132,058
Cash and cash equivalents at end of period	$103,737	$192,069

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0
Supplemental Non-Cash Investing and Financing Information:
Conversion of convertible notes payable to stock	$0	$(1,730,000)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2010

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

(N) Recent Accounting Pronouncements (continued)

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

Note 2 Reclassifications

As a result of the exit from Crystal Magic’s laser etching business in June 2010 and Mountain Capital ceasing operations in 2009, and in accordance with generally accepted accounting principles, the CMI and Mountain Capital business operations have been reclassified to discontinued operations in our Consolidated Balance Sheets, our Consolidated Statements of Operations and Consolidated Statements of Cash Flows.  Amounts in prior periods have been reclassified to conform to this presentation.

Note 3 Correction of Errors and Restatements

The Company has restated its Consolidated Balance Sheets, its Consolidated Statements of Operations, its Consolidated Statement of Stockholders’ Deficit, its Consolidated Statements of Cash Flows and its footnotes, for the three and six months ended June 30, 2010 and 2009 to correct an error in its accounting. The Company did not originally amortize its website asset during these periods.

		June 30, 2010		December 31, 2009
Financial Statement	Line Item	Corrected	Previously Stated (1)	Corrected	Previously Stated (1)
Balance Sheet	Website Assets, net	353,478	501,201	403,197	501,201
Balance Sheet	Total other assets	358,278	506,001	409,197	523,516
Balance Sheet	Total assets	490,684	638,408	656,827	754,432
Balance Sheet	Accumulated deficit	(3,643,876)	(3,496,152)	(2,889,202)	(2,791,597)
Balance Sheet	Total stockholder's deficit	(1,929,512)	(1,781,788)	(1,172,106)	(1,074,501)
Balance Sheet	Total liabilities and stockholders' deficit	490,684	638,408	656,827	754,432
Statement of cash flows	Net loss	(754,675)	(704,555)	(558,859)	(511,374)
Statement of cash flows	Amortization	50,919	800	49,085	1,600

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 3 Correction of Errors and Restatements

		Three months ended		Three months ended
		June 30, 2010		June 30, 2009
		Corrected	Previously Stated (1)	Corrected	Previously Stated (1)
Income statement	Operating expenses	394,182	369,122	237,408	212,473
Income statement	Loss from operations	(386,580)	(361,520)	(239,028)	(214,093)
Income statement	Loss from continuing operations	(386,580)	(361,520)	(239,028)	(214,093)
Income statement	Net loss	(489,862)	(464,802)	(299,981)	(275,046)

		Six months ended		Six months ended
		June 30, 2010		June 30, 2009
		Corrected	Previously Stated (1)	Corrected	Previously Stated (1)
Income statement	Operating expenses	672,266	622,146	378,717	858,492
Income statement	Loss from operations	(661,565)	(611,445)	(380,589)	(333,104)
Income statement	Loss from continuing operations	(661,565)	(611,445)	(380,589)	(333,104)
Income statement	Net loss	(754,675)	(704,555)	(558,859)	(511,374)

(1)  After taking into account the reclassifications discussed in Note 2, above

Note 4 - Property and Equipment

Property and Equipment consisted of the following at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Furniture and fixtures	$500	$500
Computer and equipment	4,486	3,902
Total	4,986	4,402
Less accumulated depreciation/amortization	(1,968)	(843)
Property and equipment, net	$3,018	$3,559

Note 5 - Prepaid Expenses

At June 30, 2010 prepaid expenses consisted solely of prepaid insurance in the amount of $1,786.  At December 31, 2009 prepaid expenses consisted solely of prepaid insurance in the amount of $4,587.

Note 6 - Inventory

At June 30, 2010 all inventory was written off as it was wholly owned by our CMI subsidiary which has ceased operations and is included on the statement of operations in loss from discontinued operations.

Note 7 – Website Assets

In 2009, the company developed its primary website and capitalized the expenses incurred from programming in the amount of $501,201. The Company began amortizing its website asset in 2009.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 8 – Accrued Liabilities

At June 30, 2010 and December 31, 2009 accrued expenses and taxes consisted of the following:

	June 30, 2010	December 31, 2010
Payroll	$0	$240
Taxes	610	630
Other	900	0
Total	$1,510	$870

Note 9 - Notes and Convertible Notes Payable

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

Subsequent to June 30, 2010 the holder of the convertible note has agreed to convert the notes to shares immediate proceeding the closure of the DBH deal. (See Note 10 – Subsequent Events)

In June 2010 the Company borrowed $100,000 under the terms of a note payable.  This note is due on December 31, 2010 or upon the closing of the DBH deal, whichever occurs first. The note also carries an interest of 8%.

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At June 30, 2010 the notes, which were all in default totaled an approximate aggregate of $848,916 and carry a monthly payment amount of approximately $8,700 and is reflected on the balance sheet in liabilities from discontinued operations.

Note 10 - Stockholders’ Deficit

(A) Common Stock Issuances of Issuer

For the six months ended June 30, 2010

During the six months ended June 30, 2010, the Company issued 250,000 shares of common stock for services rendered having a fair value of $41,250.

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 10 - Stockholders’ Deficit (continued)

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

Six Months ended June 30, 2010
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

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•

annually over one,  two or three years

•

Monthly over one year

During the six months ended June 30, 2010, the Company granted 150,000 options to employees and consultants having a fair value of $47,773 based upon the Black-Scholes option pricing model.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2008	1,075,000	$0.50
Granted	749,000	$0.27
Exercised	0	$-
Forfeited	325,000	$0.43
Balance – December 31, 2009	1,499,000	$0.40
Granted	150,000	$0.23
Exercised	0	$-
Forfeited	0	$-
Balance – June 30, 2010 - outstanding	1,649,000	$0.43	8.42 years	0
Balance – June 30, 2010 – exercisable	634,583	$0.48	7.91 years	0

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 11 - Subsequent Events

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

Note 12 - Going Concern

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

In mid-2009, Management decided to concentrate its efforts and assets on its e-commerce business. Shortly thereafter, AUL and AMS began to wind down operations.  In January 2010, AUL was dissolved. In late 2009, AMS assigned its warranty responsibilities and its inventory to a third party and ceased operations. The Company is in the process of settling with creditors and expects to dissolve AMS by the end of 2010. In furthering this decision to concentrate on e-commerce, in June 2010, the Company ceased operations at its Crystal Magic subsidiary.

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

All of our current operations are conducted through Propell. Because of actions taken by the U.S. Small Business Administration (SBA) to secure all of the assets of CMI, management was recently forced to cease CMI’s operations. In 2009 we also ceased doing business through our Mountain Capital subsidiary. We assigned inventory and our warranty responsibilities and interaction with customers to a third party. We are in the process of liquidating Mountain Capital.  Our third subsidiary, Auleron 2005, LLC, discontinued its operations in 2008; in November 2009, the decision was made to liquidate Auleron since it had no operations and management determined its resources were better focused on its Internet business.   Auleron was formally liquidated in January 2010. Prior to our formation in January 2008, each subsidiary was independently owned.

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

Consolidated Results of Operations for the three months ended June 30, 2010 and June 30, 2009

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, net revenues were $35,719 and $2,746, respectively; cost of goods sold were $28,117 and $4,366, respectively; operating expenses were $394,182 and $237,408. For the three months ended June 30, 2009, our e-commerce business generated a 1,200% increase over the first quarter of 2009, due to our beginning to market our products. We generated a 21% gross profit as compared to a negative gross profit in the comparable period in 2009 as the 2009 amounts included manufacturing start-up costs including sample goods.

Operating expenses increased 66% year over year, as we increased marketing and sales expenses to promote our products.  In addition, net loss from discontinued operations was $103,282 and $60,953, respectively. The increased losses from discontinued operations stemmed from our Crystal Magic operation only being included in the 2009 results for a portion of the quarter.

Consolidated Results of Operations for the six months ended June 30, 2010 and June 30, 2009

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, net revenues were $46,936 and $3,325, respectively; cost of goods sold were $36,235 and $5,197, respectively; operating expenses were $672,266 and $378,717, respectively. For the six months ended June 30, 2010, revenue increased over 1,300%, although from a small base as we began to actively market the web site. In addition, net loss from discontinued operations was $93,110 and $178,270, respectively.

Six Months Ended June 30, 2010 - Cash Flow Activity

Propell’s primary use of cash for the six months ended June 30, 2010, was our losses from both continuing and discontinued operations, offset by an influx of $575,000 in cash from notes payable.  Net cash used in operating activities from continuing operations was $614,347 for the six months ended June 30, 2010.

Net cash provided by financing activities was $530,000 which included $475,000 from issuance of a convertible note and $100,000 from issuance of a note, partially offset by $45,000 used to reacquire common stock.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to further develop our Internet initiatives and expand our marketing of our existing product line.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities, including convertible debt offerings, notes and revenue derived from our CMI and Mountain Capital subsidiaries; however as a result of the cessation of these operations we will no longer receive revenues from them, and therefore will have to rely on outside funding until such time as our PropellShops product derives enough revenue to sustain business operations. Although we anticipate that our Internet business will eventually provide the needed revenue, it is difficult for us to assess exactly when this will occur.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of June 30, 2010 were not  effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s CEO has concluded, that as of the date of the filing of this Amendment, the Company’s disclosure controls and procedures are effective and that all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure.

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

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation Number	Exhibit
31.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 26, 2011	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)