Form 10-Q/A
period 2010-03-31
Propell Corporation.
filed 2011-04-29
CIK 1434110

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

Explanatory Note

This Amendment No. 3 to the Quarterly  Report on Form 10-Q for the quarter ended March 31, 2010 is being filed to reflect  (i) the restatement of our Balance Sheets, Operating Statements, Statement of Changes in Stockholders Equity, Statements of Cash Flows and Footnotes due to the recognition of  amortization of our website asset for the three months (approximately $25,000)) ended March 31, 2010 as well as (ii)  the reclassification to discontinued operations of business operations of our subsidiaries that have ceased operations.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2010 and December 31, 2009

(Unaudited)

Restated

Assets	March 31, 2010	December 31, 2009

Current Assets
Cash	$235,612	$95,484
Accounts receivable (net of allowances)	3,006	1,405
Prepaid expenses	3,186	4,587
Deposits - current	1,499	1,499
Assets from Discontinued Operations	109,269	141,096
Total Current Assets	352,572	244,071
Property and Equipment, net	3,009	3,559

Other Assets
Website URL, net	5,200	5,600
Website assets, net	378,537	403,597
Total Other Assets	383,737	409,197
Total Assets	$739,318	$656,827
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$120,102	$124,298
Accrued liabilities	14,705	870
Accrued interest – related parties	32,007	12,962
Convertible notes payable – related party	782,500	407,500
Liabilities from Discontinued Operations	1,225,905	1,283,303
Total Liabilities	2,175,219	1,828,933

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 20,846,132 issued and outstanding; (22,482,575 issued and outstanding – 2009)	22,482	22,482
Additional paid-in capital	1,695,633	1,694,614
Accumulated deficit	(3,154,016)	(2,889,202)
Total Stockholders' Deficit	(1,435,901)	(1,172,106)
Total Liabilities and Stockholders' Deficit	$739,318	$656,827

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Restated

	For the three months ended March 31,
	2010	2009

Net Revenues	$11,217	$579

Cost of Goods Sold	8,118	831

Gross Profit (Loss)	3,099	(252)

Operating Expenses	278,084	141,309

Loss from Continuing Operations	(274,985)	(141,561)

Gain (Loss) from Discontinued Operations	10,171	(136,275)

Net Loss	$(264,814)	$(277,836)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	22,482,575	13,340,777

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

As of March 31, 2010

(Unaudited)

Restated

	Common Stock $0.001 Par Value		Additional Paid-in Capital	Distributions to Affiliates	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, January 29, 2008 (Inception)	–	$–	$–	$–	$–	$–
Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)			–
Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)			–
Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709			383,804
Conversion of convertible notes to common stock	2,278,000	2,278	20,502			22,780
Reclassification of intercompany payable			61,048			61,048
Distributions to affiliate				(938,664)		(938,664)
Net loss for the period ended December 31, 2008					(1,107,257)	(1,107,257)
Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)
Recognition of stock based compensation in connection with stock option grants			43,440			43,440
Recognition of shares issued in connection with services rendered	856,667	857	285,793			286,650
Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664
Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078
Distributions to affiliate				(122,542)		(122,542)
Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206
Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)
Net loss for the year ended December 31, 2009					(1,781,945)	(1,781,945)
Balance, December 31, 2009	22,482,575	22,482	1,694,614	-	(2,889,202)	(1,172,106)
Net loss for the six months ended March 31, 2010					(264,814)	(264,814)
Recognition of stock based compensation in connection with stock option grants			1,019			1,019
Balance, March 31, 2010	22,482,575	$22,482	$1,695,633	$–	$(3,154,016)	$(1,435,901)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Three months ended March 31, 2010 and 2009

(Unaudited)

Restated

	For the three months ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss for the period	$(264,814)	$(277,836)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	550	-
Amortization	25,460	22,950
Issuance of stock options in connection with employment services	1,019	-
Changes in Assets and Liabilities
Accounts receivable	(1,601)	(609)
Prepaid expenses	1,401	-
Accounts payable	(4,196)	(30,048)
Accrued liabilities	13,835	1,635
Accrued interest – related parties	19,045	(32,870)
Cash Used In Operating Activities from Continuing Operations	(209,301)	(316,778)
Cash Provided by (Used In) Operating Activities from Discontinued Operations	(25,571)	(45,653)
NET CASH USED IN OPERATING ACTIVITIES	(234,872)	(362,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of website asset	-	(51,114)
Net Cash Provided By (Used In) Investing Activities from Continuing Operations	-	(51,114)
Net Cash Provided By (Used In) Investing Activities from Discontinued Operations	-	-
NET CASH USED IN INVESTING OPERATIONS	-	(51,114)

Cash Flows From Financing Activities:
Proceeds from rights offering	-	469,742
Proceeds from convertible note – related party	375,000	-
Net Cash Provided by Financing Activities from Continuing Operations	375,000	469,742
Net Cash Provided by Financing Activities from Discontinued Operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	375,000	469,742

Net increase in cash and cash equivalents	140,128	56,197
Cash and cash equivalents at beginning of period	95,484	132,058
Cash and cash equivalents at end of period	$235,612	$188,255

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0
Supplemental Non-Cash Investing and Financing Information:
Conversion of convertible notes payable to stock	$0	$(1,730,000)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2010

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2010

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

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

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

March 31, 2010

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

March 31, 2010

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

Note 3 Correction of Errors and Restatements

The Company has restated its Consolidated Balance Sheets, its Consolidated Statements of Operations, its Consolidated Statement of Stockholders’ Deficit, its Consolidated Statements of Cash Flows and its footnotes, for the three and six months ended March 31, 2010 and 2009 to correct an error in its accounting. The Company did not originally amortize its website asset during these periods.

		March 31, 2010		December 31, 2009
Financial Statement	Line Item	Corrected	Previously Stated (1)	Corrected	Previously Stated (1)
Balance Sheet	Website Assets, net	378,537	501,201	403,597	501,201
Balance Sheet	Total other assets	383,737	506,401	409,197	523,516
Balance Sheet	Total assets	739,318	616,654	656,827	754,432
Balance Sheet	Accumulated deficit	(3,154,016)	(3,031,351)	(2,889,202)	(2,791,597)
Balance Sheet	Total stockholder's deficit	(1,435,901)	(1,313,237)	(1,172,106)	(1,074,501)
Balance Sheet	Total liabilities and stockholders' deficit	739,318	616,654	656,827	754,432
Statement of cash flows	Net loss	(264,814)	(239,754)	(558,859)	(511,374)
Statement of cash flows	Amortization	25,460	400	49,085	1,600

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

Note 3 Correction of Errors and Restatements (continued)

		Three months ended		Three months ended
		March 31, 2010		March 31, 2009
		Corrected	Previously Stated (1)	Corrected	Previously Stated (1)
Income statement	Operating expenses	278,084	253,024	141,309	118,759
Income statement	Loss from continuing operations	(274,985)	(249,925)	(141,561)	(119,011)
Income statement	Net loss	(264,814)	(239,754)	(277,836)	(255,286)

(1)  After taking into account the reclassifications discussed in Footnote 2, above.

Note 4 - Property and Equipment

Property and Equipment consisted of the following at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Furniture and fixtures	$500	$500
Computer and equipment	3,902	3,902
Total	4,402	4,402
Less accumulated depreciation/amortization	(1,393)	(843)
Property and equipment, net	$3,009	$3,559

Note 5 - Prepaid Expenses

At March 31, 2010 prepaid expenses consisted solely of prepaid insurance in the amount of $3,186.  At December 31, 2009 prepaid expenses consisted solely of prepaid insurance in the amount of $4,587.

Note 6 - Inventory

At March 31, 2010 all inventory was written off as it was wholly owned by our CMI subsidiary which has ceased operations and is included on the statement of operations in loss from discontinued operations.

Note 7 – Website Assets

In 2009, the company developed its primary website and capitalized the expenses incurred from programming in the amount of $501,201. The Company began amortizing its website asset in 2009.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

Note 8 – Accrued Liabilities

At March 31, 2010 and December 31, 2009 accrued expenses and taxes consisted of the following:

	March 31, 2010	December 31, 2009
Payroll	$10,000	$240
Taxes	151	630
Other	4,554	0
Total	$14,705	$870

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

Subsequent to March 31, 2010 the holder of the convertible note has agreed to convert the notes to shares immediate proceeding the closure of the DBH deal. (See Note 10 – Subsequent Events)

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At March 31, 2010 the notes, which were all in default totaled an approximate aggregate of $848,916 and carry a monthly payment amount of approximately $8,700 and is reflected on the balance sheet in liabilities from discontinued operations.

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

March 31, 2010

(Unaudited)

Note 10 - Stockholders’ Deficit (continued)

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At March 31, 2010 and December 31, 2009, there were 1, 624,000 and 1,499,000 options issued and outstanding under the Stock Plan, respectively.

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

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three months ended March 31, 2010 are as follows:

Three Months ended March 31, 2010
Exercise price	$0.15 - $.027
Expected dividends	0%
Expected volatility	0%
Risk fee interest rate	3.59%
Expected life of option	10 years
Expected forfeitures	0%

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

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2008	1,075,000	$0.50
Granted	749,000	$0.27
Exercised	0	$-
Forfeited	325,000	$0.43
Balance – December 31, 2009	1,499,000	$0.40
Granted	125,000	$0.27
Exercised	0	$-
Forfeited	0	$-
Balance – March 31, 2010 - outstanding	1,624,000	$0.43	8.64 years	0
Balance – March 31, 2010 – exercisable	334,667	$0.47	7.26 years	0

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2010

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

Consolidated Results of Operations for the three months ended March 31, 2010 and March 31, 2009

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, net revenues were $11,217 and $579, respectively; cost of goods sold were $8,118 and $831, respectively; operating expenses were $278,084 and $141,309. For the three months ended March 31, 2010, our e-commerce business increased nearly 1,200% increase over the first quarter of 2009, due to our beginning to market our products. We generated a 28% gross profit as compared to a negative gross profit in the comparable period in 2009 as the 2009 amounts included manufacturing start-up costs including sample goods.  Operating expenses increased 100% year over year, as we increased marketing and sales expenses to promote our products.

Three Months Ended March 31, 2010 - Cash Flow Activity

Propell’s primary use of cash for the three months ended March 31, 2010, was our losses from continuing operations, offset by a gain from discontinued operations (($10,171) and an influx of $375,000 in cash from notes payable.  Net cash used in operating activities from continuing operations was $209,301 for the three months ended March 31, 2010.

Net cash provided by financing activities was $375,000 from issuance of a convertible note.

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

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

During the three months ended March 31, 2010, the Company issued 125,000 options to three individuals/entities for services rendered as employees and consultants. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. In addition, the shares were clearly marked as restricted. This restriction ensures that these shares will not be immediately redistributed into the market.

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

DATE: April 29, 2011	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)