Form 10-Q/A
period 2010-09-30
Propell Corporation.
filed 2011-04-29
CIK 1434110

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

Explanatory Note

This Amendment No. 3 to the Quarterly  Report on Form 10-Q for the quarter ended September 30, 2010 is being filed to revise the Balance Sheets, Operating Statements, Statement of Changes in Stockholders Equity, Statements of Cash Flows and Footnotes.  The 2010 changes are primarily due to amortization of our website asset being recognized for the three months (approximately $25,000) and nine months (approximately $75,000) ended September 30, 2010. Restatements of 2009 financial position and operational activity are also being reflected.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2010 and December 31, 2009

(Unaudited)

Restated

Assets	September 30, 2010	December 31, 2009

Current Assets
Cash	$67,261	$95,484
Accounts receivable (net of allowances)	2,455	1,405
Inventory	736	-
Prepaid expenses	1,320	4,587
Deposits - current	1,499	1,499
Assets from Discontinued Operations	288	141,096
Total Current Assets	73,559	244,071
Property and Equipment, net	2,395	3,559

Other Assets
Website URL, net	4,400	5,600
Website assets, net	328,417	403,597
Total Other Assets	332,817	409,197
Total Assets	$408,771	$656,827
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$174,966	$124,298
Accrued liabilities	45,814	870
Deferred revenue	11,991	-
Accrued interest – related parties	101,710	12,962
Notes payable – related parties	100,000	-
Due related parties	103,000	-
Convertible notes payable – related party	942,500	407,500
Liabilities from Discontinued Operations	1,220,284	1,283,303
Total Liabilities	2,700,265	1,828,933

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 20,846,132 issued and outstanding; (22,482,575 issued and outstanding – 2009)	20,846	22,482
Additional paid-in capital	1,693,518	1,694,614
Accumulated deficit	(4,005,858)	(2,889,202)
Total Stockholders' Deficit	(2,291,494)	(1,172,106)
Total Liabilities and Stockholders' Deficit	$408,771	$656,827

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Restated

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net Revenues:	$15,081	$5,629	$62,013	$8,954

Cost of Goods Sold:	10,675	3,599	46,910	8,796

Gross Profit (loss):	4,406	2,030	15,103	158

Operating Expenses:	366,207	173,657	1,038,472	553,117

Loss from Operations	(361,801)	(171,627)	(1,023,369)	(552,959)

Other Income (Expense):	10	130	14	872

Loss from Continuing Operations	(361,791)	(171,497)	(1,023,355)	(552,087)

Loss from Discontinued Operations	(191)	(147,671)	(93,301)	(348,833)

Net Loss	$(361,982)	$(319,168)	$(1,116,656)	$(900,920)
Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.05)

Weighted average number of shares outstanding during the period – basic and diluted	20,846,131	21,740,909	21,733,288	18,706,435

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

As of September 30, 2010

(Unaudited)

Restated

	Common Stock $0.001 Par Value		Additional Paid-in	Distributions to Affiliates	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Capital
Balance, January 29, 2008 (Inception)	–	$–	$–	$–	$–	$–
Issuance of common stock to acquire Crystal Magic, Inc.	5,400,000	5,400	(5,400)			–
Issuance of common stock to acquire Auleron 2005, LLC	136,088	136	(136)			–
Issuance of common stock to acquire Mountain Capital, LLC	2,094,864	2,095	381,709			383,804
Conversion of convertible notes to common stock	2,278,000	2,278	20,502			22,780
Reclassification of intercompany payable			61,048			61,048
Distributions to affiliate				(938,664)		(938,664)
Net loss for the period ended December 31, 2008					(1,107,257)	(1,107,257)
Balance, December 31, 2008	9,908,952	9,909	457,723	(938,664)	(1,107,257)	(1,578,289)
Recognition of stock based compensation in connection with stock option grants			43,440			43,440
Recognition of shares issued in connection with services rendered	856,667	857	285,793			286,650
Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664
Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078
Distributions to affiliate				(122,542)		(122,542)
Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206
Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)
Net loss for the year ended December 31, 2009					(1,781,945)	(1,781,945)
Balance, December 31, 2009	22,482,575	22,482	1,694,613	-	(2,889,201)	(1,172,106)
Net loss for the nine months ended September 30, 2010					(1,116,656)	(1,116,656)
Recognition of stock repurchases	(1,886,443)	(1,886)	(43,114)			(45,000)
Recognition of stock based compensation in connection with stock option grants			1,019			1,019
Recognition of stock based compensation	250,000	250	41,000			41,250
Balance, September 30, 2010	20,846,132	$20,846	$1,693,518	$–	$(4,005,858)	$(2,291,494)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Restated

	For the Nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss for the period	$(1,116,656)	$(900,920)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,164	263
Amortization	76,380	73,745
Issuance of common stock for services	41,250	26,400
Issuance of stock options in connection with employment services	1,019	-
Changes in Assets and Liabilities
Accounts receivable	(2,169)	(392)
Prepaid expenses	3,267	-
Inventory	(736)	-
Accounts payable	53,618	21,230
Accrued liabilities	41,995	14,615
Deferred revenue	11,991	-
Due to related parties	103,000	-
Accrued interest – related parties	88,748	(32,870)
Cash Used In Operating Activities from Continuing Operations	(696,010)	(797,929)
Cash Provided by (Used In) Operating Activities from Discontinued Operations	77,787	(189,970)
NET CASH USED IN OPERATING ACTIVITIES	(618,223)	(607,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,420)
Development of website asset	-	(474,797)
Net Cash Provided By (Used In) Investing Activities from Continuing Operations	-	(480,217)
Net Cash Provided By (Used In) Investing Activities from Discontinued Operations	-	-
NET CASH USED IN INVESTING OPERATIONS	-	(480,217)

Cash Flows From Financing Activities:
Proceeds from rights offering	-	869,742
Proceeds from convertible note – related party	535,000	100,000
Proceeds from notes payable – related party	100,000	-
Repurchase of common stock	(45,000)	-
Net Cash Provided by Financing Activities from Continuing Operations	590,000	969,742
Net Cash Provided by Financing Activities from Discontinued Operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	590,000	969,742
Net increase in cash and cash equivalents	(28,223)	(118,434)
Cash and cash equivalents at beginning of period	95,484	132,058
Cash and cash equivalents at end of period	$67,261	$13,624
Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0
Supplemental Non-Cash Investing and Financing Information:
Conversion of convertible notes payable to stock	$0	$(1,730,000)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2010

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2010

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

September 30, 2010

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

September 30, 2010

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

Note 3 Correction of Errors and Restatements

The Company has restated its Consolidated Balance Sheets, its Consolidated Statements of Operations, its Consolidated Statement of Stockholders’ Deficit, its Consolidated Statements of Cash Flows and its footnotes, for the three and nine months ended September 30, 2010 and 2009 to correct an error in its accounting. The Company did not originally amortize its website asset during these periods.

		September 30, 2010		December 31, 2009
Financial Statement	Line Item	Corrected	Previously Stated (1)	Corrected	Previously Stated (1)
Balance Sheet	Website Assets, net	328,417	501,201	403,197	501,201
Balance Sheet	Total other assets	332,817	501,201	409,197	523,516
Balance Sheet	Total assets	408,771	581,556	656,827	754,432
Balance Sheet	Accumulated deficit	(4,005,858)	(3,833,073)	(2,889,202)	(2,791,597)
Balance Sheet	Total stockholder's deficit	(2,291,494)	(2,118,709)	(1,172,106)	(1,074,501)
Balance Sheet	Total liabilities and stockholders' deficit	408,771	581,556	656,827	754,432
Statement of cash flows	Net loss	(1,116,656)	(1,041,476)	(558,859)	(511,374)
Statement of cash flows	Amortization	76,380	1,200	49,085	1,600

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

Note 3 Correction of Errors and Restatements

		Three months ended		Three months ended
		September 30, 2010		September 30, 2009
		Corrected	Previously Stated (1)	Corrected	Previously Stated (1)
Income statement	Operating expenses	366,207	341,147	173,657	148,597
Income statement	Loss from operations	(361,801)	(336,741)	(171,627)	(146,567)
Income statement	Loss from continuing operations	(361,791)	(336,731)	(171,497)	(146,437)
Income statement	Net loss	(361,982)	(336,922)	(319,168)	(294,108)

		Nine months ended		Nine months ended
		September 30, 2010		September 30, 2009
		Corrected	Previously Stated (1)	Corrected	Previously Stated (1)
Income statement	Operating expenses	1,038,472	963,292	553,117	480,572
Income statement	Loss from operations	(1,023,369)	(948,189)	(552,959)	(480,414)
Income statement	Loss from continuing operations	(1,023,355)	(948,275)	(552,087)	(479,542)
Income statement	Net loss	(1,116,656)	(1,041,476)	(900,920)	(828,375)

(1)  After taking into account the reclassifications discussed in Footnote 2, above.

Note 4 - Property and Equipment

Property and Equipment consisted of the following at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Furniture and fixtures	$500	$500
Computer and equipment	4,486	3,902
Total	4,986	4,402
Less accumulated depreciation/amortization	(2,591)	(843)
Property and equipment, net	$2,395	$3,559

Note 5 - Prepaid Expenses

At September 30, 2010 prepaid expenses consisted solely of prepaid insurance in the amount of $1,320.  At December 31, 2009 prepaid expenses consisted solely of prepaid insurance in the amount of $4,587.

Note 6 - Inventory

At September 30, 2010 all inventory owned by our CMI subsidiary which has ceased operations and was written off and is included on the statement of operations in loss from discontinued operations.

Note 7 – Website Assets

In 2009, the company developed its primary website and capitalized the expenses incurred from programming in the amount of $501,201. The Company began amortizing its website asset in 2009.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

Note 8 – Accrued Liabilities

At September 30, 2010 and December 31, 2009 accrued expenses and taxes consisted of the following:

	September 30, 2010	December 31, 2010
Payroll	$43,573	$240
Taxes	341	630
Other	1,900	0
Total	$45,814	$870

Note 9 - Notes and Convertible Notes Payable

In 2009 the Company borrowed $407,500 under the terms of a convertible note payable.  During the nine months ended September 30, 2010 the Company borrowed an additional $535,000 on the same note. This note is convertible to shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010.  In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million, of which the Company has borrowed $942,500 as of September 30, 2010.  Subsequent to September 30, 2010 the holder of the convertible note has agreed to convert the notes to shares immediate proceeding the closure of the DBH deal. (See Note 12 – Subsequent Events)

In June 2010 the Company borrowed $100,000 under the terms of a note payable.  This note is due on December 31, 2010 or upon the closing of the DBH deal, whichever occurs first. The note also carries an interest of 8%.

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At September 30, 2010 the notes, which were all in default totaled an approximate aggregate of $848,916 and carry a monthly payment amount of approximately $8,700 and is reflected on the balance sheet in liabilities from discontinued operations.

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

September 30, 2010

(Unaudited)

Note 10 - Stockholders’ Deficit (continued)

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At September 30, 2010 and December 31, 2009, there were 1,649,000 and 1,499,000 options issued and outstanding under the Stock Plan, respectively.

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

Nine Months ended September 30, 2010
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

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•

annually over one,  two or three years

•

Monthly over one year

During the nine months ended September 30, 2010, the Company granted 150,000 options to employees and consultants having a fair value of $4,768 based upon the Black-Scholes option pricing model.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2008	1,075,000	$0.50
Granted	749,000	$0.27
Exercised	0	$-
Forfeited	325,000	$0.43
Balance – December 31, 2009	1,499,000	$0.40
Granted	150,000	$0.23
Exercised	0	$-
Forfeited	0	$-
Balance – September 30, 2010 - outstanding	1,649,000	$0.39	8.15 years	0
Balance – September 30, 2010 – exercisable	836,500	$0.43	7.92 years	0

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2010

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of September 30, 2010 and September 30, 2009, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

Consolidated Results of Operations for the three months ended September 30, 2010 and September 30, 2009

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, net revenues were $15,081 and $5,629, a 168% increase, due to our beginning to market our products. We generated a 21% gross profit in the September 2010 quarter as compared to 36% gross profit in the comparable period in 2009. This variance is due to product mix.  We believe that in the future, gross margins should average closer to 30%.

Operating expenses increased 111% year over year, as we increased marketing and sales expenses to promote our products and creating customized websites for our initial customers.  In addition, net loss from discontinued operations was $191 and $147,671, respectively. The decreased losses from discontinued operations stemmed from the discontinued businesses ceasing operation before the beginning of this last quarter.

Consolidated Results of Operations for the nine months ended September 30, 2010 and September 30, 2009

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, net revenues were $62,013 and $8,954, respectively. For the nine months ended September 30, 2010, revenue increased over 592%, although from a small base as we began to actively market the website. Gross margin in the quarter ended September 30, 2010 was 24% vs. a negligible gross margin in the comparable period of 2009. 2009 included some one-time start-up costs which reduced margin. Operating expenses in the nine month periods increased 88% year over year. The increase was the result of increased marketing and sales expenses to promote the website and creating customized websites for our initial customers.  The decreased losses from discontinued operations stemmed from the CMI being discontinued in June 2010 and Mountain capital in late 2009.

Nine Months Ended September 30, 2010 - Cash Flow Activity

Propell’s primary use of cash for the nine months ended September 30, 2010, was our losses from both continuing and discontinued operations, offset by an non-cash expenses of $119,813 (amortization, depreciation, common stock issued or services and the value of stock options issued) and by increases in several liabilities including accounts payable, accrued liabilities and accrued interest – related parties ($184,361.)

Net cash provided by financing activities was $590,000 which included $535,000 from issuance of a convertible note and $100,000 from issuance of a note, partially offset by $45,000 used to reacquire common stock.

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

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

During the nine months ended September 30, 2010, the Company issued 250,000 shares of common stock to an individual for services rendered having a fair value of $41,250. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. In addition, the shares were clearly marked as restricted. This restriction ensures that these shares will not be immediately redistributed into the market.

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