Form 10-Q
period 2011-03-31
Propell Corporation.
filed 2011-05-11
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-53488

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 22,757,575 shares of common stock, $.001 par value per share, as of May 11, 2011.

PROPELL CORPORATION

Index

PART I. FINANCIAL INFORMATION		Page

Item 1.	Consolidated Financial Statements

	Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	F-1

	Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	F-2

	Statement of Stockholders’ Deficit as of March 31, 2011 (unaudited)	F-3

	Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	F-4

	Notes to Consolidated Financial Statements	F-5-F-10

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	F-11

Item 4.	Controls and Procedures	F-14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	F-15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	F-15

Item 3.	Defaults Upon Senior Securities	F-15

Item 4.	Removed and Reserved	F-14

Item 5.	Other Information	F-15

Item 6.	Exhibits	F-15

PART I.—FINANCIAL INFORMATION

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2011 and December 31, 2010

(Unaudited)

Assets	March 31, 2011	December 31, 2010

Current Assets
Cash	$21,905	$56,639
Accounts receivable (net of allowances)	4,380	4,590
Prepaid expenses	4,273	5,053
Due from others	1,937	1,360
Inventory	924	521
Deposits - current	1,848	1,499
Total Current Assets	35,267	69,662
Property and Equipment, net	1,149	1,772

Other Assets
Website URL, net	3,600	4,000
Total Other Assets	3,600	4,000
Total Assets	$40,016	$75,434
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$234,142	$185,758
Accrued liabilities	34,434	34,124
Accrued interest – related parties	178,619	138,879
Notes payable – related parties	303,000	203,000
Convertible notes payable – related party	1,092,500	1,067,500
Liabilities from Discontinued Operations	1,221,008	1,221,008
Total Liabilities	3,063,703	2,850,269

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized,
22,757,575 issued and outstanding; (22,757,575 issued and outstanding – 2010)	22,757	22,757
Additional paid-in capital	1,764,580	1,762,059
Accumulated deficit	(4,811,024)	(4,559,651)
Total Stockholders' Deficit	(3,023,687)	(2,774,835)
Total Liabilities and Stockholders' Deficit	$40,016	$75,434

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2011	2010

Net Revenues	$23,715	$11,217

Cost of Goods Sold	17,111	8,118

Gross Profit (Loss)	6,604	3,099

Operating Expenses	257,977	278,084

Loss from Continuing Operations	(251,373)	(274,985)

Gain from Discontinued Operations	-	10,171

Net Loss	$(251,373)	$(264,814)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	22,757,575	22,482,575

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Stockholders' Deficit

As of  March  31, 2011

(Unaudited)

	Common Stock $0.001 Par Value		Additional Paid-in	Distributions to	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit	Deficit
Balance, December 31, 2008	9,908,952	$9,909	$457,723	$(938,664)	$(1,107,257)	$(1,578,289)
Recognition of stock based compensation in connection with stock option grants			43,440			43,440
Recognition of shares issued in connection with services rendered	856,667	857	285,793			286,650
Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664
Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078
Distributions to affiliate				(122,542)		(122,542)
Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206
Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)
Net loss for the year ended December 31, 2009					(1,781,945)	(1,781,945)
Balance, December 31, 2009	22,482,575	22,482	1,694,614	-	(2,889,202)	(1,172,106)
Shares issued in connection with services rendered	275,000	275	43,725			44,000
Recognition of stock based compensation in connection with stock option grants			23,720			23,720
Net loss for the year ended December 31, 2010					(1,670,449)	(1,670,449)
Balance, December 31, 2010	22,757,575	22,757	1,762,059	-	(4,559,651)	(2,774,835)
Recognition of stock based compensation in connection with stock option grants			2,521			2,521
Net loss for the three months ended March 31, 2011					(251,373)	(251,373)
Balance, March 31, 2011	22,757,575	$22,757	$1,764,580	$–	$(4,811,024)	$(3,023,687)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Three months ended March 31, 2011 and 2010

(Unaudited)

	For the three months ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss for the period	$(251,373)	$(264,814)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	623	550
Amortization	400	25,460
Issuance of stock options in connection with employment services	2,521	1,019
Changes in Assets and Liabilities
Accounts receivable	210	(1,601)
Due from others	(577)	-
Deposits	(349)	-
Prepaid expenses	780	1,401
Inventory	(403)	-
Accounts payable	48,384	(4,196)
Accrued liabilities	310	13,835
Accrued interest – related parties	39,740	19,045
Cash Used In Operating Activities from Continuing Operations	(159,734)	(209,301)
Cash Provided by (Used In) Operating Activities from Discontinued Operations	-	(25,571)
NET CASH USED IN OPERATING ACTIVITIES	(159,734)	(234,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of website asset	-	-
Net Cash Provided By (Used In) Investing Activities from Continuing Operations	-	-
Net Cash Provided By (Used In) Investing Activities from Discontinued Operations	-	-
NET CASH USED IN INVESTING OPERATIONS	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	100,000	-
Proceeds from convertible note – related party	25,000	375,000
Net Cash Provided by Financing Activities from Continuing Operations	125,000	375,000
Net Cash Provided by Financing Activities from Discontinued Operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	125,000	375,000

Net increase (decrease) in cash and cash equivalents	(34,734)	140,128
Cash and cash equivalents at beginning of period	56,639	95,484
Cash and cash equivalents at end of period	$21,905	$235,612

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$1,600	$0

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2011

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended December 31, 2010. The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

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

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended March 31, 2011.

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2011 and December 31, 2010, the balance exceeded the federally insured limit by $0 and $0, respectively.

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

(K) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 1,974,000 stock options and 4,600,434 warrants.  Since the Company reported a net loss for the three months ended March 31, 2011 and the year ended December 31, 2010, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, (including accounts receivable, accounts payable and accrued liabilities) approximate fair value due to the relatively short period to maturity for these instruments.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 2 - Property and Equipment

Property and Equipment consisted of the following at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Furniture and fixtures	$500	$500
Computer and equipment	4,486	4,486
Total	4,986	4,986
Less accumulated depreciation/amortization	(3,837)	(3,214)
Property and equipment, net	$1,149	$1,772

Note 3 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Prepaid insurance	$3,537	$5,053
Prepayments on inventory	736	-
Prepaid expenses	$4,273	$5,053

Note 4 - Inventory

At March 31, 2011 and December 31, 2010 inventory of $924 and $521, respectively, consisted of customized product which was complete but had not yet shipped to customers for specific orders.

Note 5 – Accrued Liabilities

At March 31, 2011 and December 31, 2010 accrued expenses and taxes consisted of the following:

	March 31, 2011	December 31, 2010
Payroll	$27,167	$27,167
Taxes	584	632
Deferred revenue	2,359	-
Other	4,324	6,325
Total	$34,434	$34,124

Note 6 - Notes and Convertible Notes Payable

In 2009 and 2010 the Company borrowed $1,067,500 under the terms of a convertible note payable.  During the three months ended March 31, 2011 the Company borrowed an additional $25,000 on the same note. This note is convertible to shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010.  In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million. In July, 2010, the Note holder notified the Company of its intention to convert the Note, upon the Company completing a financing of at least $1.5 million. In February 2011, the Note was amended to increase the maximum amount to $2.0 million and to change the due date to August 31, 2011 and to allow the Company the option to convert the Note once it has raised $500,000 in new equity.

In June 2010, the Company borrowed $100,000 under a one year unsecured note from a shareholder. Interest accrues on the note at the rate of 8% per annum. The note has no financial covenants.  In December 2010, the shareholder lent us an additional $100,000 under similar terms, except that the interest rate on this note is 12% per annum, with a due date of December 15, 2011. On February 10, 2011, the shareholder lent us an additional $100,000 which is due February 10, 2012.  This loan accrues interest at the rate of 12% per annum and has no financial covenants.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 7 Notes Payable – Discontinued Operations

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At March 31, 2011, the notes total an aggregate of approximately $838,542.  Crystal Magic is in default on all of these notes. In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets.

Note 8 - Stockholders’ Deficit

(A) Common Stock Issuances of Issuer

For the three months ended March 31, 2011

No shares were issued.

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At both March 31, 2011 and December 31, 2010, there were 1,974,000 and 1,499,000 options issued and outstanding under the Stock Plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. No shares were issued during the quarter ended March 31, 2011 to employees and consultants.

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•

Annually over one,  two or three years

•

Monthly over one year

•

Immediately upon grant

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 8 - Stockholders’ Deficit (continued)

During 2010, the Company granted 675,000 options to employees and consultants having a fair value of $80,265 based upon the Black-Scholes option pricing model.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2009	1,499,000	0.40
Granted	675,000	$0.25
Exercised	0	-
Forfeited	200,000	$0.43
Balance – December 31, 2010	1,974,000	0.40
Granted	0	$0.25
Exercised	0	-
Forfeited	0	$0.43
Balance – March 31, 2011 - outstanding	1,974,000	0.37	7.78 years	0
Balance – March 31, 2011 – exercisable	1,051,083	$0.40	7.63 years	0

Note 9 Subsequent Event

The Company has evaluated for subsequent events between the balance sheet date of March 31, 2011 and May 8, 2011, the date the financial statements were issued.

In the period from April 1, 2011 through May 8, 2011, the Company has received an additional $50,000 under the convertible note payable.

Note 10 - Going Concern

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

Item 2. Management’s Discussion and Analysis of Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the notes hereto and our audited financial statements and notes thereto for the fiscal year ended December 31, 2010. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our financial statements and notes for the fiscal year ended December 31, 2010.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of March 31, 2011 and March 31, 2010, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

In mid-2009, Management decided to concentrate its efforts and assets on its e-commerce business. Shortly thereafter, AUL and AMS began to wind down operations.  In January 2010, AUL was dissolved. In late 2009, AMS assigned its warranty responsibilities and its inventory to a third party and ceased operations. We dissolved AMS in late 2010. In furthering this decision to concentrate on e-commerce, we closed CMI’s operations in July 2010. In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated.

OUR PLAN OF OPERATIONS

Our Company

We are a Delaware corporation providing e-commerce and fulfillment for image-based personalized products and services via custom websites for schools, nonprofits, media companies and other organizations. Through our proprietary online system, we allow partners to create “instant” e-commerce web sites (marketed as PropellShops®). This system provides a special web site at which a customer -- whether a business, group, or individual -- can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into, or linked from, the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of our revenue to the customer.

All of our current operations are conducted through Propell. We ceased operations of CMI in 2010 due to poor performance and insufficient capital. In 2009 we also ceased doing business through our Mountain Capital subsidiary. We assigned inventory and our warranty responsibilities and interaction with customers to a third party. We dissolved AMS in late 2010.  Our third subsidiary, Auleron 2005, LLC, discontinued its operations in 2008; in November 2009, the decision was made to liquidate Auleron since it had no operations and management determined its resources were better focused on its Internet business.   Auleron was formally liquidated in January 2010. Prior to our formation in January 2008, each subsidiary was independently owned.

Our current customers include eChalk, the Los Angeles Times, the Army Air Force Exchange Service, and numerous K-12 schools and universities, through e-commerce web sites. In addition, our management has a long track record of delivering a variety of consumer and photo products, services and logistics to partners, including Wal-Mart, Walgreens, CVS and Rite-Aid.

Our principal offices are located at 305 San Anselmo Avenue, Suite 300, San Anselmo, CA 94960. Our telephone number is (415) 747-8775. Our fiscal year end is December 31.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three months ended March 31, 2011.

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

Consolidated Results of Operations for the three months ended March 31, 2011 and March 31, 2010

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, net revenues increased $12,498 or approximately 111% as a result of continued growth in our customer base. In mid-2010 we completed an agreement with the Army Air Force Exchange (AAFES) whereby we offer ecommerce websites, that are integrated into AAFES’s retail web site at www.aafes.com or www.shopmyexchange.com. These ecommerce sites target service members and their friends and families, and offer a wide range of apparel and other gift items that are printed or embroidered with insignia or other artwork representing military units or other subjects of interest to military members and their families or friends, that can then be further customized with the shopper’s artwork or text, such as the service member’s name.  Through the first quarter of 2011, we have launched over 70 web shops within AAFES featuring Army, Navy, Marines, Air Force and other military themes or artwork.

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 cost of goods also increased approximately 111% and our gross margins held at approximately 28% the same as the comparable quarter last year.  Operating expenses during these periods decreased $20,107 or 7%.  This decrease was the result of staff decreases which reduced payroll and related costs by approximately $43,000 while the write-off of our website asset in the fourth quarter of 2010 accounted for another $25,000 of decreased expenses in the first quarter of 2011. These reductions were partially offset by interest expense increasing $21,000 as a result of our increased debt load.

Propell’s primary use of cash for the three months ended March 31, 2011, was to fund our losses from continuing operations, offset by an influx of $125,000 in cash from notes payable and convertible notes payable.  Net cash used in operating activities from continuing operations was $159,734 for the three months ended March 31, 2011 down from $209,311 for the comparable quarter last year.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to further develop our Internet initiatives and expand our marketing of our existing product line.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities, issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $4,811,024 through March 31, 2011. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of March 31, 2011 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

In February 2011, the Company borrowed $100,000 under a one year unsecured note from a shareholder. Interest accrues on the note at the rate of 12% per annum. The note has no financial covenants. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction

Item 3. Defaults upon senior Securities

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

DATE: May 11, 2011	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)