Form 10-Q/A
period 2010-06-30
Propell Corporation.
filed 2011-06-01
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 4 to

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

Explanatory Note

This Amendment No. 4 to the Quarterly  Report on Form 10-Q for the quarter ended June 30, 2010 is being filed to reflect corrections in Exhibits 31.1, 31.2, and 32.1.

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

DATE: May 31, 2011	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)