Form 10-K/A
period 2010-12-31
Propell Corporation.
filed 2011-06-01
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Amendment No. 1 to

Form 10-K /A

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is being filed to, among other things, (i) reflect that there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2010; (ii) revise our disclosure regarding our disclosure controls and procedures  (iii) correct a typographical error in our disclosure regarding Executive Compensation; and our disclosure regarding Director Compensation.

PROPELL CORPORATION AND SUBSIDIARIES

AMENDMENT NO. 1 TO FORM 10-K /A

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

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2010.

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

Internal Controls

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer who is also our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was ineffective as of and for the year ended December 31, 2009 because as a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We believe that as of the date of this Annual Report, all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure. Management has concluded that as of December 31,2010, the Company’s internal control over financial reporting is effective.

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

There has been no change in our internal control over financial reporting that occurred during our quarter ended December 31, 2010 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11.   Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2010 and 2009.

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and	Fiscal		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	Salary($)	($)	($)	($) (1)	($)	($)	($)	($)
Edward L. Bernstein, CEO(5,6,7)	2009	52,616	35,000	0	6,000	0	0	0	93,616
	2010	46,458	35,000	0	0	0	0	19,522	100,980
Steven M. Rhodes, CFO(2)	2009	65,385	0	0	0	0	0	72,000(5)	137,385
	2010	0	0	0	0	0	0	0	0
John Wolf, EVP(3)	2009	55,577	0	0	0	0	0	72,000(5)	127,577
	2010	0	0	0	0	0	0	0	0
Paul Scapatici, EVP (7)	2009	50,000	35,000	0	9,000	0	0	0	94,000
	2010	46,458	35,000	0	11,351	0	0	3.054	95,863
Lane Folliott, VP(4)	2009	63,750	0	0	0	0	0	56,250(5)	120,000
	2010	0	0	0	0	0	0	0	0
James Wallace, VP (7)	2009	50,000	35,000	0	7,500	0	0	0	92,500
	2010	46,458	35,000	0	11,351	0	0	0	92,809

(1)   The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the executive in fiscal year ended December 31, 2010 and 2009, respectively in accordance with stock compensation accounting. See Note 11(B) of the Notes to our Consolidated Financial Statements contained herein, for a discussion of all assumptions made by us in determining the valuation of equity awards.

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

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	(1)(2)	($)	($)	($)
Mark Kalow	0	0	43,330	0	0	0	$43,330

(1)   The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the director in fiscal year ended December 31, 2010 in accordance with stock compensation accounting. See Note 11(B) of the Notes to our Consolidated Financial Statements contained herein, for a discussion of all assumptions made by us in determining the valuation of equity awards.

(2)    Reflects an award of 300,000 stock options on October 12, 2010. These options vest over four years.  In accordance with SEC rules, the amounts shown reflect the grant date fair value of the grant.

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

Date: May 31, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 31, 2011	By: /s/ Edward Bernstein
Edward Bernstein President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Date: May 31, 2011	By: /s/ Mark Kalow
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