Form 10-K/A
period 2010-12-31
Propell Corporation.
filed 2011-06-29
CIK 1434110

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

Explanatory Note

The sole purpose of this amendment is to file Exhibits 10.42, 10.43 and 10.44 which were inadvertently not filed with the Amendment 1 of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the registrant is including only Item 15 of Part IV below.

Except as described above, this amendment does not amend, update or change the financial statements of the Company or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date of the Original 10-K. Accordingly, this amendment should be read in connection with the Company’s filings with the SEC subsequent to the filing of the Amendment 1 of Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL CORPORATION

By: /s/ Edward Bernstein

Edward Bernstein

President, Chief Executive Officer

and Chief Financial Officer

(Principal Executive Officer and

Principal Financial Officer)

Date: June 29, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.