Form 10-Q
period 2011-06-30
Propell Corporation.
filed 2011-08-15
CIK 1434110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to_____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant  was required  to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 24,736,069 shares of common stock, $.001 par value per share, as of August 14, 2011.

PROPELL CORPORATION

Index

Page

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010	F-1

	Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	F-2

	Statement of Stockholders’ Deficit as of June 30, 2011 (unaudited)	F-3

	Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	F-4

	Notes to Consolidated Financial Statements	F-5-F-10

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	F-11

Item 4.	Controls and Procedures	F-14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	F-15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	F-15

Item 3.	Defaults Upon Senior Securities	F-15

Item 4.	Removed and Reserved	F-14

Item 5.	Other Information	F-15

Item 6.	Exhibits	F-15

PART I.—FINANCIAL INFORMATION
Propell Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
As of June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010

Assets

Current Assets
Cash	$3,540	$56,639
Accounts receivable (net of allowances)	6,793	4,590
Prepaid expenses	46,141	5,053
Due from others	2,509	1,360
Inventory	933	521
Deposits - current	1,848	1,499
Total Current Assets	61,764	69,662

Property and Equipment, net	632	1,772

Other Assets
Website URL, net	3,200	4,000
Total Other Assets	3,200	4,000

Total Assets	$65,596	$75,434

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$234,305	$185,758
Accrued liabilities	37,826	34,124
Accrued interest – related parties	230,608	138,879
Notes payable – related parties	318,000	203,000
Convertible notes payable – related party	1,248,125	1,067,500
Liabilities from Discontinued Operations	1,221,008	1,221,008
Total Liabilities	3,289,872	2,850,269

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 23,382,575 issued and outstanding; (22,757,575 issued and outstanding – 2010)	23,382	22,757
Additional paid-in capital	1,865,806	1,762,059
Accumulated deficit	(5,113,464)	(4,559,651)
Total Stockholders' Deficit	(3,224,276)	(2,774,835)

Total Liabilities and Stockholders' Deficit	$65,596	$75,434

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Revenues	$35,977	$35,719	$59,693	$46,936

Cost of Goods Sold	24,864	28,117	41,976	36,235

Gross Profit	11,113	7,602	17,717	10,701

Operating Expenses	313,552	394,182	571,530	672,266

Loss from Continuing Operations	(302,439)	(386,580)	(553,813)	(661,565)

Loss from Discontinued Operations	-	(103,282)	-	(93,110)

Net Loss	$(302,439)	$(489,862)	$(553,813)	$(754,675)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and Diluted	23,089,993	21,889,140	22,924,704	22,184,218

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit (Unaudited)
As of  June 30, 2011

	Common Stock		Additional	Distributions		Total
	$0.001 Par Value		Paid-in	to	Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit	Deficit
Balance, December 31, 2009	22,482,575	22,482	1,694,614	-	(2,889,202)	(1,172,106)

Shares issued in connection with services rendered	275,000	275	43,725			44,000

Recognition of stock based compensation in connection with stock option grants			23,720			23,720

Net loss for the year ended December 31, 2010					(1,670,449)	(1,670,449)

Balance, December 31, 2010	22,757,575	22,757	1,762,059	-	(4,559,651)	(2,774,835)

Shares issued in connection with services rendered	500,000	500	59,500			60,000

Shares issued in connection with conversion of debt to equity	125,000	125	9,250			9,375

Recognition of stock based compensation in connection with stock option grants			34,997			34,997

Net loss for the six months ended June 30, 2011					(553,813)	(553,813)

Balance, June 30, 2011	23,382,575	$23,382	$1,865,806	$–	$(5,113,464)	$(3,224,276)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six months ended June 30, 2011 and 2010

	2011	2010
Cash Flows From Operating Activities:
Net loss for the period	$(553,813)	$(754,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,140	541
Amortization	800	50,919
Issuance of stock options in connection with employment services	34,997	1,019
Stock issued for services rendered	20,000	41,250
Changes in Assets and Liabilities
Accounts receivable	(2,203)	(12,648)
Due from others	(1,149)	-
Deposits	(349)	-
Prepaid expenses	(1,088)	2,801
Inventory	(412)	-
Accounts payable	48,547	5,484
Accrued liabilities	3,702	640
Accrued interest – related parties	91,729	50,322
Cash Used In Operating Activities from Continuing Operations	(358,099)	(614,347)
Cash Provided by (Used In) Operating Activities from Discontinued Operations	-	92,600
NET CASH USED IN OPERATING ACTIVITIES	(358,099)	(521,747)

Cash Flows From Financing Activities:
Proceeds from notes payable	140,000	100,000
Proceeds from convertible note – related party	165,000	475,000)
Repurchase of common stock	-	(45,000)
Results Provided by Financing Activities from Continuing Operations	305,000	530,000

Net Cash Provided by Financing Activities from Discontinued Operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	305,000	530,000

Net increase (decrease) in cash and cash equivalents	(53,099)	8,253
Cash and cash equivalents at beginning of period	56,639	95,484

Cash and cash equivalents at end of period	$3,540	$103,737

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$1,600	0
Shares issued for services	$60,000	0
Debt converted to equity	$9,375	0

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2011
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which contains the audited financial statements and notes thereto, together with the Management’s Discussion  and Analysis of Financial Condition and Results of Operation, for the period ended December 31, 2010. The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

(D) Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three or six months ended June 30, 2011.

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

Propell Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2011
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

(G) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At June 30, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

The  Company  minimizes  credit  risk  associated  with  cash  by  periodically  evaluating  the  credit  quality  of  its  primary  financial institution.  The balance at times may exceed  federally  insured  limits.  At June  30, 2011  and December  31, 2010,  the balance exceeded the federally insured limit by $0 and $0, respectively.

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

(K) Net Loss per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 4,029,000 stock options and 4,700,434 warrants.  Since the Company reported a net loss for the six months ended June 30, 2011 and the year ended December 31, 2010, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(L) Fair Value of Financial Instruments
The carrying amounts of the Company’s short-term financial instruments, (including accounts receivable, accounts payable and accrued liabilities) approximate fair value due to the relatively short period to maturity for these instruments.

(M) Share-Based Payment Arrangements
Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share- based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

Propell Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2011
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

(N) Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non- authoritative.

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

In June 2011, the FASB updated the accounting guidance on Topic 220, entitled “Comprehensive Income”, relating to presentation of comprehensive income. This guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income, or OCI, either in a single continuous statement of comprehensive income or in two but consecutive statements. Additionally, companies are required to present on the face of the financial statements the reclassification adjustments that are reclassified from OCI to net income, where the components of net income and the components of OCI are presented. This guidance is effective beginning 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between GAAP and IFRS. The updated guidance is effective beginning in 2012 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2 - Property and Equipment

Property and Equipment consisted of the following at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Furniture and fixtures	$500	$500
Computer and equipment	4,486	4,486
Total	4,986	4,986
Less accumulated depreciation/amortization	(4,354)	(3,214)
Property and equipment, net	$632	$1,772

Propell Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2011
(Unaudited)

Note 3 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Prepaid insurance	$2,021	$5,053
Prepaid investor relations costs	40,000	-
Prepaid marketing costs	4,120	-
Prepaid expenses	$46,141	$5,053

Note 4 - Inventory

At June 30, 2011 and December 31, 2010 inventory of $933 and $521, respectively, consisted of customized product which was complete but had not yet shipped to customers for specific orders.

Note 5 – Accrued Liabilities

At June 30, 2011 and December 31, 2010 accrued expenses and taxes consisted of the following:

	June 30, 2011	December 31, 2010
Payroll	$31,667	$27,167
Taxes	1,307	632
Deferred revenue	747	-
Other	4,105	6,325
Total	$37,826	$34,124

Note 6 - Notes and Convertible Notes Payable

In 2009 and 2010 the Company borrowed $1,067,500 under the terms of a convertible note payable.  During the six months ended June 30, 2011 the Company borrowed an additional $100,000 under the same note. This note is convertible into shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010.  In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million. In July, 2010, the Note holder notified the Company of its intention to convert the Note, upon the Company completing  a financing of at least $1.5 million. In February 2011, the Note was amended to increase the maximum amount to $2.0 million and to change the due date to August 31, 2011 and to allow the Company to convert the Note at its option once it has raised $500,000 in new equity.

In June 2010, the Company borrowed $100,000 under a one year unsecured note from a shareholder. Interest accrues on the note at the rate of 8% per annum. The note has no financial covenants.  In December 2010, the shareholder loaned us an additional $100,000 under similar terms, except that the interest rate on this note is 12% per annum, with a due date of December 15, 2011. On February 10, 2011, the shareholder loaned us an additional $100,000 which is due February 10, 2012.  This loan accrues interest at the rate of 12% per annum and has no financial covenants.

In June 2011, the shareholder sold his interest in $50,000 of the June 2010 note to a third party. The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. On June 28, 2011, the Holder exercised his right to convert $9,375 of the Note for 125,000 shares.

In June 2011, the Company borrowed $40,000 under a one year unsecured note with another third party. Interest accrues on the note at the rate of 6% per annum payable in common stock of the Company. This note is convertible by the holder into common stock of the Company any time after December 7, 2011 at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. The note has no financial covenants.

Note 7 Notes Payable – Discontinued Operations

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At June 30, 2011, the notes total an aggregate of approximately $838,542.  Crystal Magic is in default on all of these notes. In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets.

Propell Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2011
(Unaudited)

Note 8 - Stockholders’ Deficit

(A) Common Stock Issuances of Issuer
For the six months ended June 30, 2011

On May 1, 2011, the Company issued 500,000 shares of common stock to Undiscovered Equities pursuant to an Investor Relations Consulting Agreement dated May 1, 2011. The Investor Relations Consulting Agreement is for a term of six months commencing May 4, 2011 (unless earlier terminated), and provides for the Company’s issuance of 500,000 shares of restricted common stock and 100,000 warrants with an exercise price of $0.25 per share which expire on May 4, 2014.  The Company recorded $20,284 in compensation expense for the six months ended June 30, 2011.

As discussed previously, the Company issued 125,000 shares of common stock in conjunction with the conversion of $9,375 from a convertible note.

(B) Stock Option Plan
In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At June 30, 2011 and December 31, 2010, there were 4,029,000 and 1,499,000 options issued and outstanding, respectively, under the Stock Plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. No shares were issued during the six months ended June 30, 2011 to employees and consultants.

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•	Annually over one, two or three years
•	Monthly over one or three years
•	Immediately upon grant

Note 8 - Stockholders’ Deficit (continued)

During 2010, the Company granted 675,000 options to employees and consultants having a fair value of $80,265 based upon the Black-Scholes option pricing model. During the six months ended June 30, 2011, the Company granted 2,555,000 options to employees having a fair value of $199,327, based upon the Black-Scholes option pricing model.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Balance – December 31, 2009	1,499,000	$0.40
Granted	675,000	0.25
Exercised	-	-
Forfeited	200,000	0.43
Balance December 31, 2010	1,974,000	0.37	8.03
Granted	2,555,000	0.21
Exercised	-	-
Forfeited	500,000	0.50
Balance June 30, 2011 - outstanding	4,029,000	0.26	9.20	-
Balance June 30, 2011 – exercisable	1,564,417	0.21	8.59	-

Propell Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2011
(Unaudited)

Note 9 Subsequent Event

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2011 and August 15, 2011, the date the financial statements were issued.

On July 25, 2011, the Company entered into a Consulting Agreement with an investor relations firm whereby they will provide consulting services to the Company for six months in exchange for 500,000 shares of Propell common stock.

On August 3, 2011, the Company entered into a convertible promissory note with a third party to borrow $53,000.  Interest accrues on the note at the rate of 8% per annum, is due in nine months and has no financial covenants. The note is convertible by the holder into common stock of the Company any time after six months until maturity.  The conversion price would be 65 percent of the average of the lowest three trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion.

On August 8, 2011, the Company converted a loan and interest due a shareholder totalling $58,279 into 728,493 shares of common stock.

In the period from July 1, 2011 through August 15, 2011, the Company has received an additional $55,000 in bridge financing from a shareholder.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements as of June 30, 2011 and June 30, 2010, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

FORWARD LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward- looking statements.

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

On May 6, 2008, the Company acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary. A total of 2,094,864 shares of the Company’s common stock were issued to the members of AMS and a total of 136,088 shares of the Company’s common stock were issued to the members of AUL.

The mergers were completed in order to form a consolidated enterprise with subsidiaries that each have experience in complementary parts of the imaging and personalized products industries, and to expand their capabilities both online and at retail.

In mid-2009, management decided to concentrate its efforts and assets on its e-commerce business. Shortly thereafter, AUL and AMS began to wind down operations.  In January 2010, AUL was dissolved. In late 2009, AMS assigned its warranty responsibilities and its inventory to a third party and ceased operations. We dissolved AMS in late 2010. In furthering this decision to concentrate on e- commerce, we closed CMI’s operations in July 2010. In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated.

OUR PLAN OF OPERATIONS

Our Company

We are a Delaware corporation providing e-commerce and fulfillment for image-based personalized products and services via custom websites for schools, nonprofits, the military, media companies and other organizations. Through our proprietary online system, we allow partners to create “instant” e-commerce web sites (marketed as PropellShops®). This system provides a special web site at which a customer — whether a business, group, or individual — can design and set up a web store featuring its own logos, photos or other artwork. That web store can then be embedded into, or linked from, the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of our revenue to the customer.

All of our current operations are conducted through Propell. We ceased operations of CMI in 2010 due to poor performance and insufficient capital. In 2009 we also ceased doing business through our AMS subsidiary. We assigned inventory and our warranty responsibilities and interaction with customers to a third party. We dissolved AMS in late 2010.  Our third subsidiary, Auleron 2005, LLC, discontinued its operations in 2008; in November 2009, the decision was made to liquidate Auleron since it had no operations and management determined its resources were better focused on its Internet business.   Auleron was formally liquidated in January 2010. Prior to our formation in January 2008, each subsidiary was independently owned.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three months ended June 30, 2011.

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

Consolidated Results of Operations for the three months ended June 30, 2011 and June 30, 2010

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, net revenues increased $258 or approximately 1%. Revenue for the three months ended June 30, 2010 included several bulk orders which were not repeated in 2011. For the three months ended June 30, 2011, as compared to the three months ended March 31, 2011, revenue increased 51.7% as our core online business continues to grow.

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 cost of goods decreased approximately 12% and our gross margin increased to approximately 31% from 21% in the comparable quarter last year.  The increased gross margin reflects higher margins in our core online business as compared to the bulk order business.

Operating expenses during this period decreased $80,630 or nearly 21%.  This decrease was the result of staff and consulting decreases which reduced payroll and related costs by approximately $70,000. In addition, we wrote-off of our website asset in the fourth quarter of 2010, so that there was no amortization in the second quarter of 2011 as compared to $25,000 of amortization in the second quarter of 2010. Accounting and legal costs decreased when comparing the second quarter of 2011 to the second quarter of 2010 by approximately $22,000 as we incurred additional costs in the second quarter of 2010 related to a potential acquisition which was not completed. These reductions were partially offset by interest expense increasing $21,000 as a result of our increased debt load.

Propell’s primary use of cash for the three months ended June 30, 2011, was to fund our losses from continuing operations, offset by an influx of $180,000 in cash from notes payable and convertible notes payable.  Net cash used in operating activities from continuing operations was $198,365 for the three months ended June 30, 2011 up from $159,734 for the quarter ended March 31, 2011.

Consolidated Results of Operations for the six months ended June 30, 2011 and June 30, 2010

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, net revenues increased $12,757 or approximately 27% as a result of continued growth in our customer base as a result of our engaging new sales consulting which is bringing in new customers. In mid-2010 we completed an agreement with the Army Air Force Exchange (AAFES) whereby we offer ecommerce websites, that are integrated into AAFES’s retail web site at www.aafes.com or www.shopmyexchange.com. These ecommerce sites target service members and their friends and families, and offer a wide range of apparel and other gift items that are printed or embroidered with insignia or other artwork representing military units or other subjects of interest to military members and their families or friends, that can then be further customized with the shopper’s artwork or text, such as the service member’s name. Through the first half of 2011, we have launched over 70 web shops within AAFES featuring Army, Navy, Marines, Air Force and other military themes or artwork.

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, cost of goods also increased approximately $5,741 or 16% and our gross profit increased $7,016 or nearly 66%. Gross margin increased from 23% to 30% the same as the increase in the comparable quarter last year.  This increased gross margin amount and higher gross margin percent result from less bulk sales as a percent of total revenue and getting better economies of scale.

Operating expenses during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 decreased $100,735 or 15%.  This decrease was the result of staff and consulting decreases which reduced payroll and related costs by approximately $107,000 while the write-off of our website asset in the fourth quarter of 2010 accounted for another $50,000 of decreased expenses in the first half of 2011. These reductions were partially offset by interest expense increasing $41,000 as a result of our increased debt load and accounting, legal and public filing costs increasing approximately $13,000 related to required refilings with the SEC.

Propell’s primary use of cash for the six months ended June 30, 2011, was to fund our losses from continuing operations, offset by an influx of $305,000 in cash from notes payable and convertible notes payable.  Net cash used in operating activities from continuing operations was $358,099 for the six months ended June 30, 2011 up from $234,872 for the comparable six month period last year.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to further develop our Internet initiatives and expand our marketing of our existing product line.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities, including the issuance of convertible and non- convertible debt.

We  have  incurred  an  accumulated  deficit  of  $5,113,464  through  June  30,  2011.  We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

The Company has a convertible note payable in the amount of $1,167,500 which is due August 31, 2011. The note holder has notified the Company of its intention to convert the note upon the Company completing a financing of at least $500,000.  The Company is in discussions with the note holder to, among other things, extend the note’s due date.

In July 2011, a shareholder provided $20,000 in short-term bridge financing to the Company which is not interest bearing and is not evidenced by a note.

On August 3, 2011, the Company entered into a convertible promissory note with a third party to borrow $53,000.  Interest accrues on the note at the rate of 8% per annum, is due in nine months and has no financial covenants. The note is convertible by the holder into common stock of the Company any time after six months until maturity.  The conversion price would be 65 percent of the average of the lowest three trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of June 30, 2011 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2011, the Company issued 500,000 shares of common stock to Undiscovered Equities pursuant to an Investor Relations Consulting Agreement dated May 1, 2011. The Investor Relations Consulting Agreement is for a term of six months (unless earlier terminated) commencing May 4, 2011, and provides for the Company’s issuance of 500,000 shares of restricted common stock and 100,000 warrants with an exercise price of $0.25 per share which expire on May 4, 2014.  The Company recorded $20,284 in compensation expense for the six months ended June 30, 2011. The shares of Company common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

In June 2011, the Company entered into an Agreement whereby an investor purchased $50,000 of the debt due by the Company to a shareholder. The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in Propell at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. On June 28, 2011, the Holder exercised his right to convert $9,375 of the Note for 125,000 shares. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On June 30, 2011, the Company and Edward L. Bernstein, entered into a new Employment Agreement. Pursuant to the terms of the agreement, Mr. Bernstein was granted as of June 30, 2011 an option to purchase 1,500,000 share of common stock of the Company at the fair market value of the stock on June 30, 2011, of which 500,000 shares were exercisable immediately, an additional 27,778 vested the next month  and the remaining 972,222 vest 1/36th per month for the remaining 36 months of the agreement.  The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On July 25, 2011, the Company entered into a Consulting Agreement with an investor relations firm whereby they will provide consulting services to the Company for six months in exchange for 500,000 shares of Propell common stock. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On August 3, 2011, the Company entered into a convertible promissory note with a third party to borrow $53,000.  Interest accrues on the note at the rate of 8% per annum, is due in nine months and has no financial covenants. The note is convertible by the holder into common stock of the Company any time after six months until maturity.  The conversion price would be 65 percent of the average of the lowest three trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On August 8, 2011, the Company converted a loan and interest due a shareholder totalling $58,279 into 728,493 shares of common stock. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

Item 3. Defaults upon senior Securities

Our CMI subsidiary is in default on four separate loans which in the aggregate is approximately $848,916, and which are either made or guaranteed by the U.S. Small Business Administration (SBA). As a result, the SBA informed CMI of its plans to seize CMI’s assets which were pledged to secure the loans.

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation
Number	Exhibit
31.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
10.45	6% Convertible Redeemable Note Due June 7, 2012
10.46	6% Convertible Redeemable Note Due June 23, 2012
10.47	Convertible Promissing Note, Issue Date August 3, 2012
10.48	Consulting Agreement dated July 25, 2011
10.49	Agreement to Exchange Note for Stock
10.50	Consulting Agreement dated May 1, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 15, 2011	PROPELL CORPORATION
(Registrant)

	By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)