Form 10-Q
period 2011-09-30
Propell Corporation.
filed 2011-11-14
CIK 1434110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 – Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _____________

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 26,051,068 shares of common stock, $.001 par value per share, as of November 13, 2011.

PROPELL CORPORATION

Index

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	F-1

	Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	F-2

	Statement of Stockholders’ Deficit as of September 30, 2011 (unaudited)	F-3

	Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	F-4

	Notes to Consolidated Financial Statements	F-5 - F-10

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	F-11 – F-15

Item 4.	Controls and Procedures	F-15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3.	Defaults Upon Senior Securities	2

Item 4.	Removed and Reserved	2

Item 5.	Other Information	2

Item 6.	Exhibits	2

PART I.—FINANCIAL INFORMATION
Propell Corporation and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Unaudited)

	September 30, 2011	December 31, 2010

Assets

Current Assets
Cash	$6,257	$56,639
Accounts receivable (net of allowances)	13,563	4,590
Prepaid expenses	104,805	5,053
Due from others	3,058	1,360
Inventory	2,394	521
Deposits - current	1,849	1,499
Total Current Assets	131,926	69,662
Property and Equipment, net	999	1,772

Other Assets
Website URL, net	2,800	4,000
Total Other Assets	2,800	4,000
Total Assets	$135,725	$75,434
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$283,667	$185,758
Accrued liabilities	70,228	34,124
Accrued interest	295,218	138,879
Notes payable – related parties	353,000	203,000
Convertible notes payable	1,314,954	1,067,500
Liabilities from Discontinued Operations	1,221,008	1,221,008
Total Liabilities	3,538,075	2,850,269

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 25,433,596 issued and outstanding; (22,757,575 issued and outstanding – 2010)	25,433	22,757
Additional paid-in capital	2,138,367	1,762,059
Accumulated deficit	(5,566,150)	(4,559,651)
Total Stockholders' Deficit	(3,402,350)	(2,774,835)
Total Liabilities and Stockholders' Deficit	$135,725	$75,434

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Revenues	$77,641	$15,081	$137,334	$62,013

Cost of Goods Sold	59,911	10,675	101,887	46,910

Gross Profit (Loss)	17,730	4,406	35,447	15,103

Operating Expenses	470,416	366,197	1,041,946	1,038,458

Loss from Continuing Operations	(452,686)	(361,791)	(1,006,499)	(1,023,355)

Loss from Discontinued Operations	-	(191)	-	(93,301)

Net Loss	$(452,686)	$(361,982)	$(1,006,499)	$(1,116,656)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.02)	$(0.05)

Weighted Average Number of Shares Outstanding - Basic and Diluted	24,553,591	20,846,131	23,473,632	21,733,288

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
As of September 30, 2011
(Unaudited)

	Common Stock		Additional	Distributions		Total
	$0.001 Par Value		Paid-in	to	Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit	Deficit
Balance, December 31, 2008	9,908,952	$9,909	$457,723	$(938,664)	$(1,107,257)	$(1,578,289)
Recognition of stock based compensation in connection with stock option grants			43,440			43,440
Recognition of shares issued in connection with services rendered	856,667	857	285,793			286,650
Conversion of convertible notes into common stock	8,650,000	8,650	1,763,014			1,771,664
Issuance of common stock in rights offering	3,066,956	3,066	825,012			828,078
Distributions to affiliate				(122,542)		(122,542)
Reclassification of affiliate distributions as a result of change in control				1,061,206		1,061,206
Reclassification of affiliate equity and payables due to change in control			(1,680,368)			(1,680,368)
Net loss for the year ended December 31, 2009					(1,781,945)	(1,781,945)
Balance, December 31, 2009	22,482,575	22,482	1,694,614	-	(2,889,202)	(1,172,106)
Shares issued in connection with services rendered	275,000	275	43,725			44,000
Recognition of stock based compensation in connection with stock option grants			23,720			23,720
Net loss for the year ended December 31, 2010					(1,670,449)	(1,670,449)
Balance, December 31, 2010	22,757,575	22,757	1,762,059	-	(4,559,651)	(2,774,835)
Shares issued in connection with services rendered	1,500,000	1,500	183,500			185,000
Shares issued in connection with conversion of debt to equity	1,176,021	1,176	85,150			86,326
Recognition of stock based compensation in connection with stock option grants			63,948			63,948
Loss on conversion of debt to equity			43,710			43,710
Net loss for the nine months ended September 30, 2011					(1,006,499)	(1,006,499)
Balance, September 30, 2011	25,433,596	$25,433	$2,138,367	$–	$(5,566,150)	$(3,402,350)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine months ended September 30, 2011 and
2010 (Unaudited)

	For the nine months ended
	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss for the period	$(1,006,499)	$(1,116,656)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,473	1,164
Amortization	1,200	76,380
Issuance of common stock for services	86,861	42,250
Issuance of stock options in connection with employment services	63,948	1,019
Loss on conversion of debt to equity	43,710	-
Changes in Assets and Liabilities
Accounts receivable	(8,973)	(2,169)
Due from others	(1,698)	-
Deposits	(350)	-
Prepaid expenses	(1,613)	3,267
Inventory	(1,873)	(736)
Accounts payable	97,909	(53,618)
Accrued liabilities	36,104	41,995
Deferred revenue		11,991
Due to related parties		103,000
Accrued interest – related parties	164,619	88,748
Cash Used In Operating Activities from Continuing Operations	(525,182)	(696,010)
Cash Provided by (Used In) Operating Activities from Discontinued Operations	-	77,787
NET CASH USED IN OPERATING ACTIVITIES	(525,182)	(618,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(700)	-
Net Cash Provided By (Used In) Investing Activities from Continuing Operations	(700)	-
Net Cash Provided By (Used In) Investing Activities from Discontinued
Operations	-	-
NET CASH USED IN INVESTING OPERATIONS	(700)	-

Cash Flows From Financing Activities:
Repurchase of common stock		(45,000)
Proceeds from notes payable – related party	250,000	100,000
Proceeds from convertible note – related party	225,500	535,000

Net Cash Provided by Financing Activities from Continuing Operations	475,500	590,000
Net Cash Provided by Financing Activities from Discontinued Operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	475,500	590,000

Net increase (decrease) in cash and cash equivalents	(50,382)	(28,223)
Cash and cash equivalents at beginning of period	56,639	95,484
Cash and cash equivalents at end of period	$6,257	$67,261

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$1,900	0
Shares issued for services	$185,000	0
Debt and accrued interest converted to equity	$86,325	0

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended December 31, 2010. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

(D) Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three or nine months ended September 30, 2011.

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
September 30, 2011
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

(G) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2011 and December 31, 2010, the balance exceeded the federally insured limit by $0 and $0, respectively.

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

(K) Net Loss per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents. The Company’s share equivalents consist of 5,029,000 stock options and 4,800,434 warrants. Since the Company reported a net loss for the nine months ended September 30, 2011 and the year ended December 31, 2010, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(L) Fair Value of Financial Instruments
The carrying amounts of the Company’s short-term financial instruments, (including accounts receivable, accounts payable and accrued liabilities) approximate fair value due to the relatively short period to maturity for these instruments.

(M) Share-Based Payment Arrangements
Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share- based payments are recorded in cost of goods sold or operating expenses in the consolidated statement of operations, depending on the nature of the services provided.

Propell Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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

In September 2011, the FASB issued guidance in regard to goodwill impairment. The new guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Propell Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 2 - Property and Equipment
Property and Equipment consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Furniture and fixtures	$500	$500
Computer and equipment	5,186	4,486
Total	5,686	4,986
Less accumulated depreciation/amortization	(4,687)	(3,214)
Property and equipment, net	$999	$1,772

Note 3 - Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Prepaid insurance	$505	$5,053
Prepaid investor relations costs	98,139	-
Prepaid cost of goods sold	2,041
Prepaid marketing costs	4,120	-
Prepaid expenses	$104,805	$5,053

Note 4 - Inventory

At September 30, 2011 and December 31, 2010 inventory of $2,394 and $521, respectively, consisted of customized product which was complete but had not yet shipped to customers for specific orders.

Note 5 – Accrued Liabilities

At September 30, 2011 and December 31, 2010 accrued expenses and taxes consisted of the following:

	September 30, 2011	December 31, 2010
Payroll	$41,667	$27,167
Taxes	758	632
Deferred revenue	24,903	-
Other	2,900	6,325
Total	$70,228	$34,124

Note 6 - Notes and Convertible Notes Payable

Convertible notes payable
Principal amount
15% note payable to Remington Partners, due August 31, 2012	$1,167,500
6% convertible note to Tripod Group, LLC, due June 23, 2012	21,954
6% convertible note to Prolific Group LLC, due June 7, 2012	40,000
8% convertible note to Asher Enterprises, Inc., due May 7, 2012	53,000
8% convertible note to Asher Enterprises, Inc., due June 12, 2012	32,500
Total notes payable and accrued interest	$1,314,954

In 2009 and 2010 the Company borrowed $1,067,500 under the terms of a convertible note payable with Remington Partners. During the nine months ended September 30, 2011 the Company borrowed an additional $100,000 under the same note. Initially this note was convertible into shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010. In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million. In July, 2010, the Note holder notified the Company of its intention to convert the Note, upon the Company completing a financing of at least $1.5 million. In February 2011, the Note was amended to increase the maximum amount to $2.0 million, to change the due date to August 31, 2011 and to allow the Company the option to convert the Note once it has raised $500,000 in new equity. In October 2011, the note was again amended to change the due date to August 31, 2012. All other terms remained the same.

Propell Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

In June 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through September 30, 2011, the Holder had exercised his right to convert $28,046 of the Note for 447,528 shares. The Company took a charge for imputed interest due to the debt conversion feature of $16,000 in the nine months ended September 30, 2011.

In June 2011, the Company borrowed $40,000 under a one year unsecured note with Prolific Group, LLC. Interest accrues on the note at the rate of 6% per annum payable in common stock of the Company. This note is convertible by the holder into common stock of the Company any time after December 7, 2011 at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. The note has no financial covenants.

In August and September 2011, the Company borrowed $53,000 and $32,500, respectively, from Asher Enterprises, Inc. Both notes accrue interest at the rate of 8% per annum. They are due on May 12, 2012 and June 12, 2012, respectively. Both notes are convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The note has no financial covenants.

Notes payable
Principal amount
10 % note to Joseph Abrams due December 15, 2011	100,000
12 % note to Joseph Abrams due February 10, 2012	100,000
10% note to Joseph Abrams due May 20, 2012	25,000
10% note to Joseph Abrams due June 13, 2012	40,000
10% note to Joseph Abrams due July 7, 2012	35,000
10% note to Joseph Abrams due July 27, 2012	20,000
10% note to Joseph Abrams due August 31, 2012	30,000
Loan from shareholder – non-interest bearing	3,000
Total notes payable and accrued interest	$353,000

In June 2010, the Company borrowed $100,000 under a one year unsecured note from a shareholder. Interest accrued on the note at the rate of 8% per annum. In June 2011, the shareholder sold his interest in $50,000 of this note to Tripod Group LLC.

On August 8, 2011, Mr. Abrams agreed to convert the remaining $50,000 on the June 2010 Note and the accrued interest of $8,279.45 into 728,493 shares of the Company’s common stock ($0.08 per share). The Company took a charge of $43,710 as debt conversion expense.

In December 2010, Mr. Abrams loaned the Company an additional $100,000 under similar terms, except that the interest rate on this note is 12% per annum, with a due date of December 15, 2011. On February 10, 2011, the shareholder loaned us an additional $100,000 which is due February 10, 2012. This loan accrues interest at the rate of 12% per annum and has no financial covenants.

During the period May 2011 through August 2011, Mr. Abrams loaned the Company an additional $150,000 in a series of unsecured one year notes all with the same terms. In addition to terms described in the table above, these notes have no financial covenants.

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

Note 8 - Stockholders’ Deficit

(A) Common Stock Issuances of Issuer
For the nine months ended September 30, 2011

On May 1, 2011, the Company issued 500,000 shares of common stock to Undiscovered Equities pursuant to an investor relations consulting agreement dated May 1, 2011. The Investor Relations Agreement is for a term of six months commencing May 4, 2011 (unless earlier terminated), and provides for the Company’s issuance of 500,000 shares of restricted common stock and 100,000 warrants with an exercise price of $0.25 per share which expire on May 4, 2014. The Company recorded $50,000 in compensation expense for the nine months ended September 30, 2011.

Propell Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

In June through August 2011, the Company issued 447,528 shares of common stock in conjunction with the conversion of $28,046 from a convertible note (see above). It also issued an additional 177,472 shares in anticipation of additional conversions, which occurred in October 2011.

The Company issued 500,000 shares of common stock to Blue Wave Advisors pursuant to an investor relations consulting agreement dated July 25, 2011. The Investor Relations Agreement is for a term of six months commencing July 25, 2011 (unless earlier terminated), and provides for the Company’s issuance of 500,000 shares of restricted common stock. The Company recorded $24,194 in compensation expense for the nine months ended September 30, 2011.

The Company issued 500,000 shares of common stock to Strategic IR pursuant to an investor relations consulting agreement dated August 23, 2011. The Investor Relations Agreement is for a term of twelve months commencing August 23, 2011 (unless earlier terminated), and provides for the Company’s issuance of 500,000 shares of restricted common stock and 100,000 warrants with an exercise price of $0.25 per share which expire on August 23, 2014. The Company recorded $12,667 in compensation expense for the nine months ended September 30, 2011.

On August 8, 2011, the Company issued 728,493 shares of the Company’s common stock in connection with the conversion of $58,279 of debt and accrued interest. The Company took a charge of $43,710 as debt conversion expense.

(B) Stock Option Plan
In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At September 30, 2011 and December 31, 2010, there were 5,029,000 and 1,974,000 options issued and outstanding, respectively, under the Stock Plan.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately. The Company has recorded a stock option expense of $63,948 in nine months ended September 30, 2011, in operating expenses.

The vesting provisions for these agreements have various terms as follows:

•	Annually, over one, two or three years
•	Monthly, over six months to one year
•	Annually, with monthly vesting, after one year over a total of three or four years
•	Immediately, upon grant

During 2010, the Company granted 675,000 options to employees and consultants having a fair value of $80,265 based upon the Black-Scholes option pricing model. During the nine months ended September 30, 2011, the Company granted 3,555,000 options to employees and consultants having a fair value of $193,401, based upon the Black-Scholes option pricing model.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Balance – December 31, 2009	1,499,000	$0.40
Granted	675,000	0.25
Exercised	-	-
Forfeited	200,000	0.43
Balance December 31, 2010	1,974,000	0.37	8.03
Granted	3,555,000	0.13
Exercised	-	-
Forfeited	500,000	0.50
Balance September 30, 2011 - outstanding	5,029,000	0.18	9.02	-
Balance September 30, 2011 – exercisable	1,534,417	0.21	8.41	-

Propell Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 9 Subsequent Event

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2011 and November 14, 2011, the date the financial statements were issued.

In October 2011, Mr. Abrams loaned the Company an additional $50,000 in two unsecured one year notes with the identical terms as the previous one year notes.

On October 23, 2011, the “Company, issued to Tripod Group, LLC (“Tripod”) convertible redeemable promissory notes in the principal amounts of: (i) $150,000 (the “$150,000 Note”) and (ii) $50,000 (the “$50,000 Note”); the $150,000 Note and the $50,000 Note being collectively referred to as the “Notes”. The $150,000 Note and the $50,000 Note, together with all accrued interest, are due and payable on October 23, 2013 and October 23, 2012, respectively, and bear interest at a rate of 6% per annum, payable in shares of the Company’s common stock. The principal amount of the Notes is convertible at any time after April 23, 2012, at the option of Tripod, at a conversion price), subject to adjustment as set forth in the Notes, equal to 65% of the lowest closing bid price of the Company’s common stock on the five trading days preceding the notice of conversion (including the day upon which a notice of conversion is received by the Company. The conversion price may also be adjusted downward if, within three business days of receipt of a notice of conversion, the common stock has a closing bid price which is five percent (5%) or lower than the price set forth in the notice of conversion. The Company shall have the right, at any time, to redeem the Notes in whole and pay to Tripod 125% of the then unpaid principal amount of the Notes.

In connection with the issuance of the $150,000 Note, Tripod issued to the Company a note in the principal amount of $150,000 (the “Tripod Note”) that bears interest at a rate of 6% per annum and matures: (i) $50,000 on the earlier of: (x) August 23, 2012 or (y) the date that the first $50,000 is converted under the $150,000 Note, unless we do not meet the current information requirements under Rule 144 of the Securities Act of 1933, as amended, in which case the $50,000 shall be due on October 23, 2012 instead; (ii) $50,000 on the earlier of: (x) September 23, 2012 or (y) the date that the second $50,000 is converted under the $150,000 Note, unless we do not meet the current information requirements under Rule 144 in which case the $50,000 shall be due on October 23, 2012 instead; and $50,000 on the earlier of: (x) October 23, 2012 or (y) the date that the second $50,000 is converted under the $150,000 Note. The note is secured by four promissory notes of a third party issued to Tripod with a value of $10,000 left unconverted and promissory notes of such third party issued to Tripod in the aggregate principal amounts of $190,000.

On October 23, 2011, the Company entered into a Share Issuance Agreement with Tripod (the “Share Issuance Agreement”) pursuant to which the Company issued 100,000 shares of common stock (the “Shares”) to Tripod to be held in escrow and released as follows: (i) 33,333 of the Shares will be released to Tripod if the Company elects to disallow the conversion of $50,000 in principal of the $150,000 Note; (ii) 33,333 of the Shares will be released to Tripod if the Company elects to disallow the conversion of the second $50,000 in principal of the $150,000 Note; and (iii) the final 33,334 of the Shares will be released to Tripod if the Company elects to disallow the conversion of the final $50,000 of the $150,000 Note, in each case such $50,000 in principal of the $150,000 Note to be cancelled along with an offsetting $50,000 of the Tripod Note.

On October 14, 2011, the Board of Directors voted to increase the size of the 2008 Stock Options Plan to 7.5 million shares.

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

Item 2. Management’s Discussion and Analysis of Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the notes hereto and our audited financial statements and notes thereto for the fiscal year ended December 31, 2010. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2010.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements as of September 30, 2011 and September 30, 2010, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

OUR PLAN OF OPERATIONS

Our Company

We are a Delaware corporation providing e-commerce and fulfillment for image-based personalized products and services via custom websites for schools, nonprofits, media companies and other organizations. Through our proprietary online system, we allow partners to create “instant” e-commerce web sites (marketed as PropellShops®). This system provides a special web site at which a customer — whether a business, group, or individual — can design and set up a web store featuring their own logos, photos or other artwork. That web store can then be embedded into, or linked from, the customer’s own web site. We then operate that store for the customer, taking orders, manufacturing and shipping product and paying a share of our revenue to the customer.

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

Our current customers include eChalk, the Los Angeles Times, the Army Air Force Exchange Service, the Navy Exchange Services and numerous K-12 schools and universities, through e-commerce web sites. In addition, our management has a long track record of delivering a variety of consumer and photo products, services and logistics to partners, including Wal-Mart, Walgreens, CVS and Rite-Aid.

Our principal offices are located at 305 San Anselmo Avenue, Suite 300, San Anselmo, CA 94960. Our telephone number is (415) 747-8775. Our fiscal year end is December 31.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three and nine months ended September 30, 2011.

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

Consolidated Results of Operations for the three months ended September 30, 2011 and September 30, 2010

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, net revenues increased approximately $63,000 or approximately 415%. This increase is the result of adding web sites to sell school uniforms and increasing our bulk sales business. For the three months ended September 30, 2011, as compared to the three months ended June 30, 2011, revenue increased approximately $42,000 or approximately 116% due to growth in both our core business and the school uniform program.

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 cost of goods increased approximately 461%. This increase was the result of the increased revenue. On a percentage basis, cost of goods increased faster than revenue growth, as we did not pass along manufacturing cost increases to our customers. For the three months ended September 30, 2011 as compared to the three months ended June 30, 2011, cost of sales increased approximately 141% also faster than revenue growth, with gross margins for the relevant quarters decreasing from 29% to 23% for the same reasons.

Operating expenses during the three months ended September 30, 1011 as compared to the same period last year, increased approximately $104,000 or 28%. This increase was the result of the loss on debt conversion of approximately $44,000, increased stock compensation of approximately $86,000 and increased interest expense of approximately $34,000 as a result of our increased debt load. The loss on debt conversion was due to converting a note and interest totaling approximately $58,000 to equity. These costs were partially offset by decreased sales and marketing expenses of approximately $27,000, decreased general and administrative costs of approximately $9,000 and decreased amortization of approximately $25,000. We wrote-off of our website asset in the fourth quarter of 2010, so that there was no amortization in the third quarter of 2011 as compared to approximately $25,000 of amortization in the third quarter of 2010.

Propell’s primary use of cash for the three months ended September 30, 2011, was to fund our losses from continuing operations, offset by an influx of approximately $170,000 in cash from notes payable and convertible notes payable. Net cash used in operating activities from continuing operations was approximately $167,000 for the three months ended September 30, 2011 down from approximately $198,000 for the quarter ended June 30, 2011.

Consolidated Results of Operations for the nine months ended September 30, 2011 and September 30, 2010

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, net revenues increased approximately $75,000 or approximately 121% as a result of continued growth in our customer base as a result of our engaging new sales consulting which is bringing in new customers. In mid-2010 we completed an agreement with the Army Air Force Exchange (AAFES) whereby we offer ecommerce websites, that are integrated into AAFES’s retail web site at www.aafes.com or www.shopmyexchange.com. These ecommerce sites target service members and their friends and families, and offer a wide range of apparel and other gift items that are printed or embroidered with insignia or other artwork representing military units or other subjects of interest to military members and their families or friends, that can then be further customized with the shopper’s artwork or text, such as the service member’s name. In addition, we have introduced a school uniform order program.

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, cost of goods also increased approximately $55,000 or 117% and our gross profit increased approximately $20,000 or approximately 135%. Gross margin increased from approximately 24% to approximately 26%. This increased gross margin amount and higher gross margin percent result from getting better economies of scale.

Operating expenses during the nine months ended September 30, 2011 as compared to September 30, 2010 increased approximately $3,000 or less than 1%. This net increase was comprised of increases in stock compensation costs (approximately $109,000), loss on debt conversion described above (approximately 44,000) offset by decreases in sales and marketing (approximately $81,000) and general and administrative (approximately $80,000). Sales and marketing decreased principally by less use of consultants and web site designers which was required last year to complete the design and implementation of the web services and customized web sites for new customers. General and administrative included reduced payroll and related costs of approximately $49,000 while the write-off of our website asset in the fourth quarter of 2010 accounted for another $75,000 of decreased expenses in the first nine months of 2011. These reductions were partially offset by interest expense increasing approximately $76,000 as a result of our increased debt load. Our higher sales led to increased commissions of approximately $6,000, and SEC filing costs also increased approximately $8,000 as we amended our 2010 quarterly filings principally due to the write-off of web site development costs.

Propell’s primary use of cash for the nine months ended September 30, 2011, was to fund our losses from continuing operations, offset by an influx of approximately$475,000 in cash from notes payable and convertible notes payable. Net cash used in operating activities from continuing operations was approximately $525,000 for the nine months ended September 30, 2011 down from $696,000 for the comparable quarter last year.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to further develop our Internet initiatives and expand our marketing of our existing product line.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities, issuance of convertible and non- convertible debt.

We have incurred an accumulated deficit of approximately $5,566,000 through September 30, 2011. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

The Company has a series of notes and accrued interest totaling approximately $1,947,000 due at various dates during the coming twelve months, of which $100,000 is due 15 December 2011 and the balance of which is due at dates ranging from February 2012 to August 2012. The Company has been seeking, and continues to seek, additional working capital to fund its operations and to pay down a substantial portion of this debt. Approximately $1,594,000 of the debt and interest is convertible into common stock and the Company expects to convert this debt and interest if it is successful in raising the additional equity. There is no assurance that the Company will be successful in obtaining this new working capital.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of September 30, 2011 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2011, the Company entered into an Agreement whereby an investor purchased $50,000 of the debt due by the Company to a shareholder. The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in Propell at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through October 31, 2011, the Holder exercised his right to convert approximately $28,046 of the Note for 447,528 shares. The shares were exchanged with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

The Company issued 500,000 shares of common stock to Blue Wave Advisors pursuant to an investor relations consulting agreement dated July 25, 2011. The Investor Relations Agreement is for a term of six months commencing July 25, 2011 (unless earlier terminated), and provides for the Company’s issuance of 500,000 shares of restricted common stock. The shares of Company common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

The Company issued 500,000 shares of common stock to Strategic IR pursuant to an investor relations consulting agreement dated August 23, 2011. The Investor Relations Agreement is for a term of twelve months commencing August 23, 2011 (unless earlier terminated), and provides for the Company’s issuance of 500,000 shares of restricted common stock and 100,000 warrants with an exercise price of $0.25 per share which expire on August 23, 2014. The shares of Company common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On August 8, 2011, the Company issued 728,493 shares of the Company’s common stock in connection with the conversion of $58,279 of debt and accrued interest. The shares were exchanged with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

On August 6, 2011, the Company entered into a convertible promissory note with a third party to borrow $53,000. Interest accrues on the note at the rate of 8% per annum, is due in nine months and has no financial covenants. The note is convertible by the holder into common stock of the Company any time after six months until maturity. The conversion price would be 65 percent of the average of the lowest three trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion. The notes are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and Regulation D promulgated under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On September 12, 2011, the Company entered into a convertible promissory note with a third party to borrow $32,500. Interest accrues on the note at the rate of 8% per annum, is due in nine months and has no financial covenants. The note is convertible by the holder into common stock of the Company any time after six months until maturity. The conversion price would be 65 percent of the average of the lowest three trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion. The notes are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

During the nine months ended September 30, 2011, the Company granted 3,555,000 options to employees and consultants having a fair value of $193,401, based upon the Black-Scholes option pricing model. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On October 23, 2011, the Company entered into a redeemable convertible promissory note with a third party to borrow $150,000, and in connection therewith, placed 100,000 shares in escrow. Interest accrued at the rate of 6% per annum and is due on October 23, 2013. The note is convertible by the holder at any time after April 23, 2012, at a conversion price equal to 65% of the lowest closing bid price of the Company's common stock on the five trading days preceding the notice of conversion. The securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. No underwriter was involved in the offer or sale of the securities. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by the Company. In addition, the holder had the necessary investment intent as required by Section 4(2) since it agreed to, and received, a note bearing a legend stating that the securities are restricted and if the shares of common stock held in escrow bear such a legend. This restriction ensures that the securities will not be immediately redistributed into the market and therefore not part of a public offering.

On October 23, 2011, the Company entered into a redeemable convertible promissory note with a third party to borrow $50,000. Interest accrued at the rate of 6% per annum and is due on October 23, 2012. The note is convertible by the holder at any time after April 23, 2012, at a conversion price equal to 65% of the lowest closing bid price of the Company's common stock on the five trading days preceding the notice of conversion. The securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. No underwriter was involved in the offer or sale of the securities. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by the Company. In addition, the holder had the necessary investment intent as required by Section 4(2) since it agreed to, and received, a note bearing a legend stating that the securities are restricted and if the shares of common stock held in escrow bear such a legend. This restriction ensures that the securities will not be immediately redistributed into the market and therefore not part of a public offering.

1

Item 3. Defaults upon senior Securities

Our CMI subsidiary is in default on four separate loans which in the aggregate is approximately $848,916, and which are either made or guaranteed by the U.S. Small Business Administration (SBA). As a result, the SBA has informed CMI of their plans to seize CMI’s assets which were pledged to secure the loans.

Item 4. Removed and Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

4.1	6% Convertible Redeemable Note due October 23, 2013 (1)
4.2	6% Convertible Redeemable Note due October 23, 2012 (1)
10.1	Share issuance Agreement dated October 23,2011 (1)
10.2	Promissory Note for $150,000 (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2011	PROPELL CORPORATION
(Registrant)

	By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

2