Form 10-K
period 2011-12-31
Propell Corporation.
filed 2012-04-16
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates as of June 30, 2011 was approximately $2,688,844 based on the price at which the common stock was last sold prior to such date.

The Registrant has 26,051,069 shares of common stock outstanding as of April 9, 2012.

PROPELL CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Since Propell does not charge a set-up fee for e-commerce shops, and merchandise is only manufactured when ordered, the PropellShops system eliminates almost all risk or investment for Store Owners.  They carry no inventory, and Propell handles all fulfillment.  Further, Propell’s on-demand system also eliminates minimum order quantities and long lead times.  Propell collects all revenue and then distributes a share of every sale to the Store Owner.

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

In December 2011, the Company laid off most of its employees and substantially reduced the working hours of the remaining employees. It also ceased virtually all marketing and out bound sales activities. The Company continues to fulfill new orders.

The Company is actively seeking additional financing and is also exploring selling all or part of its business.

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

While no industry statistics are available on the size of the relatively recent market for on-demand merchandise for schools and our other target categories, the “custom products/gifts” category – defined by the Photo Marketing Association) as “personalized calendars, photo books, posters, t-shirts, mugs mouse pads, photo CDs and DVDs ordered at retail or at online stores” – grew from $250 million in 2004 to an estimated $1.3 billion in 2009, according to the PMA research division, including photo cards, photo books, and other personalized merchandise.  We believe these trends are applicable to our target markets.  More recently, industry research company Infotrends forecast, in its U.S. Consumer Photo Merchandise Forecast for 2009 – 2014 , that the category will reach $2.2 billion by 2014.

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

By offering personalized merchandise, we also compete in the promotional products category, also known as the advertising specialty category. Promotional products, which include any products used to promote a product, service or company program, including textiles and other personalized products, constituted a $16.5 billion category in 2010, according to the most recent research available from the Promotional Products Association International (PPAI), an industry trade association.

We see significant opportunity given that approximately half of distributors in the promotional products category are small businesses (defined as those under $2.5 million), and less than 17% of industry revenues are generated from online sales methods, according to the most recent data available from PPAI.

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

Our product and service offerings

With PropellShops, we offer a turnkey e-commerce web site permitting our partners to offer personalized or custom merchandise featuring their logo or other artwork. PropellShops permits a partner – whether a school, nonprofit, rock band or business – to create a complete web store, potentially with 100s of items of personalized merchandise. The partner sets the prices, and we create and host the store, arrange for the products to be manufactured on demand and shipped from one or more of our contract facilities, collect the revenues, and send the partner a check for the profits. We currently have stores with hundreds of K-12 schools, as well as universities, nonprofits, musicians and businesses, as well as offering military products through the Navy Exchange Command (Nexcom) and independent shops.

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

Channels

We deliver our products and services through a diverse set of online partners, including K-12 schools, universities, newspapers, musical groups, military through the Navy Exchange Command and small and large businesses.  We believe having several sales channels will maximize sales potential while minimizing the risk that any underperforming channel will jeopardize the overall business.

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

Operations

The Company has its headquarters in the San Francisco Bay Area, and an operations contractor in Connecticut.

The San Francisco area office is primarily focused on all corporate matters and PropellShops, including overseeing of software development, sales, marketing strategic partnerships and business development.

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

Our website is www.propellshops.com .. It provides a link to the SEC’s website at www.sec.gov that provides, free of charge, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports and forms.  We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

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

Our consolidated audited financial statements, report a 2011 loss from continuing operations of $(1,374,047) and a net loss of $(1,374,047). The opinion of our independent registered accounting firm on our audited financial statements as of and for the period ended December 31, 2011 for Propell was qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

In December 2011, the Company laid off most of its employees and substantially reduced the working hours of the remaining employees. It also ceased virtually all marketing and outbound sales activities. The Company continues to fulfill new orders.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the years ending December 31, 2011 and 2010, we had net revenues of $204,796 and $100,352, respectively from our continuing e-commerce business. For the years ending December 31, 2011 and 2010, we sustained a net loss of $1,374,047 and $1,670,449, respectively.  Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

We may not be able to continue to fulfill orders if we do not receive additional financing.

Our ability to continue to fulfill customer orders and expand our business is dependent upon us raising additional funding in the near term. Due to limited capital and related staff reductions, we have reduced our outbound sales and marketing activities until such time that more working capital can be secured or is generated from sales growth.  We continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops. However, our lack of cash makes it difficult for us to purchase necessary products or retain employees.

We are currently in default under two of our notes.

Two of our notes issued to a related party one in the principal amount of $100,000 and the other in the remaining principal amount of $50,000 were due February 10, 2012 and December 15, 2011. Should the holder of any note demand payment and we are unable to renegotiate the terms of the note, the note holder could declare the note in default and take legal action against us. Our ability to continue to operate is dependent upon our ability to raise additional funds to repay the notes secured by our assets or to renegotiate the terms of the notes.

We have several notes that are due in 2012 and 2013, and we will need additional capital to repay these loans and may not be able to obtain it.

As of April 1, 2012, we have notes in the aggregate principal amount of $1,848,413 outstanding. Of such amount, notes in the principal amount of $150,000 are past due, and the balance of the notes are due in 2012. We do not have the funds to repay these loans. We will need to raise additional funds in order to repay these loans. We cannot assure you that additional financing will be available if needed on terms favorable to us.

Certain of our notes contain features that could have a dilutive effect to our investors.

If the price of our common stock drops, one of our lenders will be entitled to reduce the price at which it converts its notes to shares of our common stock and therefore will be entitled to receive more shares than anticipated. On October 23, 2011, we issued to Tripod Group, LLC (“Tripod”) convertible redeemable promissory notes in the principal amounts of (1) $150,000 (the “150,000 Note”) and (ii) $50,000 (the “50,000 Note”, and together with the $150,000 Note, the “Notes”). The principal amount of the Notes is convertible at any time after April 23, 2012, at the option of Tripod, at a conversion price, subject to adjustment as set forth in the Notes, equal to 65% of the lowest closing bid price of the Company’s common stock on the five (5) trading days preceding the notice of conversion (including the day upon which a notice of conversion is received by the Company). The conversion price may also be adjusted downward if, within three (3) business days of receipt of a notice of conversion, the Company’s common stock has a closing bid price which is five percent (5%) or lower than the price set forth in the notice of conversion. Any reduction in the conversion price as set forth above will result in us issuing a greater number of shares of common stock than anticipated, which will have the effect of diluting the shares of common stock of our investors. In addition in August, September and December 2011 and March 2012, we borrowed $53,000, $32,500, $32,500 and $32,500 from one lender, which notes are convertible into our common stock at a price equal to 65% of lowest closing bid price of the Company’s common stock on the five (5) trading days preceding the conversion.

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

To date, we have not generated enough revenue from operations to pay all of our expenses. During the year ended December 31, 2011 we received $308,000 in proceeds from the sale of our convertible notes and $362,188 from the sale of notes and advances from a related party. During the year ended December 31, 2010 we raised $863,000 from financing activities. We have used money raised in prior financings to pay some of our costs. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements.

The loss of key personnel and an inability to attract and retain additional personnel could affect our ability to successfully grow our business. We have laid off all employees (effective 12/15/11) except for Mr. Bernstein and Mr. Wallace. Mr. Bernstein has agreed to temporarily defer salary (although the compensation owed under his contract is being accrued), while Mr. Wallace and our lead software engineer are working on an as-needed basis with hourly compensation.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel and contractors, some of whom have formed critical relationships with the companies with whom we have contracts. The loss of these key employees or contractors, several of whom who are “at will” and may terminate employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. Our current financial position makes it more difficult for us to retain employees due to the limited amount we have available for compensation.

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

We have no independent audit committee. Our full board of directors functions as our audit committee and is composed of three directors, one of whom is not considered independent. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no separate audit committee. Our full Board of Directors functions as our audit committee and is comprised of three directors, one of whom is not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

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

As of March 30, 2012, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 31.3% of our outstanding common stock, without taking into account shares of common stock issuable upon conversion of any convertible securities. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Under certain circumstances a claim could be made that we will be responsible for the payment of certain of Crystal Magic’s debts.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We currently lease offices in Northern California.  Our office is in San Anselmo and consists of approximately 1,050 square feet.  Our landlord, also a shareholder of the Company, currently provides the space on a rent deferred basis. We believe if we lost our lease at these premises, we could promptly relocate within 30 days.

Item 3.   Legal Proceedings.

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4. Mine Safety Disclosure

Not Applicable

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

	High	Low
Fiscal Year 2011
First Quarter	$.32	$.19
Second Quarter	$.19	$.11
Third Quarter	$.18	$.08
Fourth Quarter	$.13	$.05

Fiscal Year 2010
Second Quarter	$0.25	$0.15
Third Quarter	$0.30	$0.21
Fourth Quarter	$0.25	$0.25

The last reported sale price of our common stock on the OTC Bulletin board on April 13, 2012, was $.02 per share. As of April 13, 2012, there were approximately 81 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

From February 2011 through August 2011, the Company borrowed an aggregate of $250,000 under a one year unsecured notes from a shareholder. Interest accrues on the note at the rate of 12% per annum. The notes have no financial covenants. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

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

In June 2011, the Company entered into an Agreement whereby an investor purchased $50,000 of the debt due by the Company to a shareholder. The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in Propell at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through December 31, 2011,, the Holder exercised his right to convert $42,275 of the Note for 710,470 shares. The common stock issued upon conversion of the note was issued in reliance on Section 3(a)(9) of the Securities Act of 1933.

In June 2011, the Company borrowed $40,000 under a one year unsecured note from Prolific Group, LLC. Interest accrues on the note at the rate of 6% per annum. The note was convertible by the holder into common stock of the Company any time after December 7, 2011. The conversion price would be 65 percent of the average of the lowest three trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion. The note has no financial covenants. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

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

On September 12, 2011, the Company entered into a convertible promissory note with a third party to borrow $32,500. Interest accrues on the note at the rate of 8% per annum, is due in nine months and has no financial covenants. The note is convertible by the holder into common stock of the Company any time after six months until maturity. The conversion price would be 65 percent of the average of the lowest three trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion.. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

During the year ended December 31, 2011, the Company granted 4,640,000 options to employees and consultants having a fair value of $193,401, based upon the Black-Scholes option pricing model. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On October 23, 2011, the Company issued to Tripod Group, LLC (“Tripod”) convertible redeemable promissory notes in the principal amounts of: (i) $150,000 (the “$150,000 Note ” ) and (ii) $50,000 (the “$50,000 Note”, and together with the $50,000 Note, the “Notes”).  The $150,000 Note and the $50,000 Note, together with all accrued interest, are due and payable on October 23, 2013 and October 23, 2012, respectively, and bear interest at a rate of 6% per annum, payable in shares of the Company’s common stock.  The principal amount of the Notes is convertible at any time after April 23, 2012, at the option of Tripod, at a conversion price, subject to adjustment as set forth in the Notes, equal to 65% of the lowest closing bid price of the Company’s common stock on the five trading days preceding the notice of conversion (including the day upon which a notice of conversion is received by the Company).  The conversion price may also be adjusted downward if, within three business days of receipt of a notice of conversion, the Company’s common stock has a closing bid price which is five percent (5%) or lower than the price set forth in the notice of conversion. The Company shall have the right, at any time, to redeem the Notes in whole and pay to Tripod 125% of the then unpaid principal amount of the Notes. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering

On October 23, 2011, the Company entered into a Share Issuance Agreement with Tripod (the “Share Issuance Agreement”) pursuant to which the Company issued 100,000 shares of common stock (the “Shares”) to Tripod to be held in escrow and released as follows: (i) 33,333 of the Shares will be released to Tripod if the Company elects to disallow the conversion of $50,000 in principal of the $150,000 Note; (ii) 33,333 of the Shares will be released to Tripod if the Company elects to disallow the conversion of the second $50,000 in principal of the $150,000 Note; and (iii) the final 33,334 of the Shares will be released to Tripod if the Company elects to disallow the conversion of the final $50,000 of the $150,000 Note, in each case such $50,000 in principal of the $150,000 Note to be cancelled along with an offsetting $50,000 of the Tripod Note. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering

During the year ended December 31, 2011, the Company issued 215,000 to two individuals for services rendered. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

In December 2011, the Company entered into a convertible promissory note with a third party to borrow $32,500. Interest accrues on the note at the rate of 8% per annum, is due in nine months and has no financial covenants. The note is convertible by the holder into common stock of the Company any time after six months until maturity. The conversion price would be 65 percent of the average of the lowest three trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion. The notes are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering

In March 2012, the Company entered into a convertible promissory note with a third party to borrow $32,500. Interest accrues on the note at the rate of 8% per annum, is due on December 12, 2012. The note is convertible by the holder into common stock of the Company any time after six months until maturity. The conversion price would be 65 percent of the average of the lowest three trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion. The notes are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering

Securities Authorized For Issuance under Equity Compensation Plans

PROPELL CORPORATION 2008 STOCK OPTION PLAN

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 5,000,000 shares of the Company’s Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows the Company to grant options to employees, officers and directors of the Company and its subsidiaries; provided that only employees of the Company and its subsidiaries may receive incentive stock options under the Plan. The Company has granted a total of 4,844,000 options as of March 30, 2012.  Set forth below is detail with respect to issuances under the Plan.

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	4,844,000		2,656,000
Total	4,844,000		2,656,000

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2011 and 2010 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

In December 2011, the Company laid off most of its employees and substantially reduced the working hours of the remaining employees. It also ceased virtually all marketing and out bound sales activities. The Company continues to fulfill new orders.

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

Our current customers include eChalk, the Los Angeles Times, the Navy Exchange Command, and numerous K-12 schools and universities, through e-commerce web sites. In addition, our management has a long track record of delivering a variety of consumer and photo products, services and logistics to partners, including Wal-Mart, Walgreens, CVS and Rite-Aid.

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

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings. We adopted FASB ASC Topic 820, Fair V a lue Measurements & Disclosures, for financial assets and financial liabilities in the first quarter of fiscal 2009, which did not have an impact on our financial statements.

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

Our PropellShops system offers organizations a turnkey e-commerce web site permitting our partners to offer personalized or custom merchandise featuring their logo or other artwork. PropellShops permits a partner – whether a school, nonprofit, rock band or business – to create a complete web store, potentially with 100s of items of personalized merchandise. The partner sets the prices, and we create and host the store, arrange for the products to be manufactured on demand and shipped from one or more of our contract facilities, collect the revenues, and send the partner a check for the profits. We currently have stores with hundreds of K-12 schools, as well as universities, nonprofits, musicians and businesses, as well as offering military products through the Navy Exchange Command.

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

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to expand our Internet initiatives and marketing. Our ability to continue to fulfill customer orders and expand our business is dependent upon us raising additional funding in the near term. Due to limited capital and related staff reductions, we have reduced our outbound sales and marketing activities until such time that more working capital can be secured or is generated from sales growth.  We continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops. However, our lack of cash makes it difficult for us to purchase necessary products and retain employees. We do not have sufficient capital to last the next quarter; however it is our intent to raise significant additional capital through the sale of securities.   The Company continues to seek new equity and/or debt. We will try to accomplish this through discussions with previous investors as well as seeking new financial or strategic investors.

Results of Operations 2011

Year ended December 31, 2011 compared to year ended December 31, 2010.

The following table sets forth our results of operations, excluding discontinued operations, for the years ended December 31, 2011 and December 31, 2010 in absolute dollars and as a percentage of revenue. It also details the changes from the prior fiscal year in absolute dollars and in percentages. We have reported the results of operations of businesses we discontinued in 2010 [and 2011] as discontinued operations for both the year ended December 31, 2011 and the year ended December 31, 2010. See “Discontinued Operations.”

(In Thousands)		Fiscal Year ended December 31,
		% of Revenue		% of Revenue	Change from 2010
	2011		2010		Variance	%
Net revenues	$204,796		$100,352		$104,444	104%
Product cost	138,874	68%	71,877	72%	66,997	93%
Gross profit	65,922	32%	28,475	28%	37,447	132%
Operating expenses	1,474,039	719%	1,604,626	1,604%	(130,587)	(8)%
Operating loss	(1,408,177)	687%	(1,576,151)	1,576%	(167,974)	(11)%
Interest and other income, net	34,070	17%	15	0%	34,065	N/M
Loss from continuing operations	(1,374,047)	677%	(1,576,136)	1,576%	(202,089)	(13)%
Loss from discontinued operations	0		(94,313)	94%	94,313	N/M
Net loss	$(1,374,047)	677%	$(1,670,449)	1,670%	$296,402	(18)%

N/M – not meaningful

Continuing Operations

Net Revenues

PropellShops revenue increased by $104,444 to $204,796 or 104%; however unless we receive financing we will not be able to continue this upward revenue trend.

Gross Profit

Gross profit increased from $28,475 or 28% of revenue in 2010 to a profit of $65,922 or 32% of revenue. We believe that gross margins improved as volume increased.

Operating Expenses

Operating expenses decreased from 2010 to 2011 by $130,587 or 11%, partially due to our reduction in staff resulting from our financial position.

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

In 2010, CMI generated gross profit of $129,000 or 78% of revenue during the year. Operating expenses in 2010 of $217,000 consisted primarily of salaries and consulting fees ($162,000 or 80% of total operating costs) to maintain personnel in the theme park and management of the operations.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities, issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $5,933,698 through December 31, 2011. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next quarter. Our ability to continue to fulfill customer orders and expand our business is dependent upon us raising additional funding in the near term. Due to limited capital and related staff reductions, we have reduced our outbound sales and marketing activities until such time that more working capital can be secured or is generated from sales growth.  We continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops. However, our lack of cash makes it difficult for us to purchase necessary products and retain employees.

As of April 1, 2012, we have notes, net of debt discount, in the aggregate principal amount of $1,800,136 outstanding. Of such amount, notes in the principal amount of $150,000 are past due, and the balance of the notes are due in 2012. We do not have the funds to repay these loans. We will need to raise additional funds in order to repay these loans. We cannot assure you that additional financing will be available if needed on terms favorable to us.

Twelve Months Ended December 31, 2011 - Cash Flow Activity

During 2011, the Company borrowed a total of $308,000 through the issuance of convertible notes. These Notes all mature within twelve months, carry interest rates of between six and eight percent per annum and allow the lenders to convert these notes into equity at a 45% discount from the average price they sell the shares. In addition, the Company borrowed $362,188 from one shareholder through a series on short-term notes and advances. These notes carry an interest rate of 10% per annum. None of the convertible or non-convertible notes has any financial covenants.

Twelve Months Ended December 31, 2010 - Cash Flow Activity

During 2010, the Company borrowed $660,000 under a convertible note. As of December 31, 2010, the Company had borrowed a total of $1,067,500 (excluding accrued interest) under this convertible note. On July 22, 2010, the convertible note holder notified the Company that it would exercise its right to convert to equity at the closing of the next round of financing. In February 2011, the due date on the convertible note was extended to August 31, 20111, and the total amount available to be borrowed was increased to $2,000,000. Availability and draw downs are subject to lender approval in his sole discretion. The material terms of this Agreement are:

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

There are no financial or other material covenants in this Agreement.

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

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2011.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2011.

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

There has been no change in our internal control over financial reporting that occurred during our quarter ended December 31, 2011 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Edward L. Bernstein	60	Chief Executive Officer/President/Chairman of the Board

Mark Kalow (1)	58	Secretary, Director

James Fuller	70	Director

(1) On January 19, 2012, we received written notice of the resignation of James Wallace as Vice President and Secretary, effective as of January 19, 2012.   Mr. Kalow assumed the role of Secretary to fill the vacant position.

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

Edward L. Bernstein

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

James Fuller

Mr.  Fuller was named to Propell's Board of Directors on October 14, 2011. Mr. Fuller provides extensive financial experience to the board, with more than three decades in key roles in major financial, educational and regulatory organizations, including overseeing the consulting practice for the Investment Industries Division of SRI International and serving as Senior Vice President of the New York Stock Exchange (NYSE) from 1976 to 1981, where he was responsible for corporate development, marketing, corporate listing and regulation oversight, research and public affairs.

In 1981, he was named by President Ronald Reagan to the Board of Directors of the Securities Investor Protection Corporation (SIPC), where he served until 1987. He was Senior Vice President of Marketing for Charles Schwab and Company from 1981 to 1985. Subsequently, he held key roles as President of Bull & Bear Group, a mutual fund/discount brokerage company in New York, as Senior Vice President and Director of Bridge Information Systems and founder and head of Morgan Fuller Capital Group, a registered broker/dealer based in San Francisco, CA.

In 2007 and 2008, Mr. Fuller was owner of Northcoast Financial brokerage. Later in 2008, he became a partner in the private equity firm Baytree Capital, where he oversees the West Coast operations and their interests in the Far East including China.

He is past chairman of the board of Pacific Research Institute, and is a member of the board of the International Institute of Education. He is an elected member and vice chairman for finance of the San Francisco Republican Central Committee and is a member of the Pacific Council for International Policy, Commonwealth Club, and past member of the Committee of Foreign Relations. He served on the Board of Trustees of the University of California, Santa Cruz for 12 years. He received his MBA in Finance from California State University and his Bachelor of Science in Marketing and Political Science from San Jose State University.

Mr. Fuller extensive experience in finance as well as sales and marketing provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

Employees

At December 31, 2011 we had no full-time employees.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Our director, Edward L. Bernstein, is not independent because of his position as an executive officer of our company and Mark Kalow and James Fuller have been determined to qualify as independent members of our Board of Directors.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. Mark Kalow and Jim Fuller is are “audit committee financial experts,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Upon evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov .. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except that Edward Bernstein and Mark Kalow each Filed one Form 4 after it was due and James Fuller failed to file a Form 3 in a timely manner when he was appointed as a director.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11.   Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2011 and 2010.

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and	Fiscal		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	Salary($)	($)	($)	($)(1)	($)	($)	($)	($)
Edward L. Bernstein, CEO(2,3,6)	2011	90,417	35,000		123,076	0	0	31,989	280,482
	2010	46,458	35,000	0	0	0	0	19,522	100,980
Paul Scapatici, EVP (3,4,7)	2011	44,917	35,000	0	0	0	0	1,303	79,220
	2010	46,458	35,000	0	11,351	0	0	3.054	95,863
James Wallace, VP (3,5,8)	2011	44,917	35,000	0	0	0	0	1,532	79,449
	2010	46,458	35,000	0	11,351	0	0	0	92,809

(1)	The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the executive in fiscal year ended December 31, 2011 and 2010, respectively in accordance with stock compensation accounting. See Note 11(B) of the Notes to our Consolidated Financial Statements contained herein, for a discussion of all assumptions made by us in determining the valuation of equity awards.
(2)	Represents value of stock paid in lieu of severance.
(3)	In 2010, Messrs. Bernstein, Scapatici and Wallace each deferred $3,542 in salary.
(4)	On January 9, 2012, we received written notice of the resignation of Paul Scapatici as Vice President, effective as of January 9, 2012.
(5)	On January 19, 2012, we received written notice of the resignation of James Wallace as Vice President and Secretary, effective as of January 19, 2012. Mr. Kalow assumed the role of Secretary to fill the vacant position.
(6)	At December 31, 2011, Mr. Bernstein is due $35,625 in deferred salaries and bonuses.
(7)	At December 31, 2011, Mr. Scapatici is due $7,084 in deferred salary.
(8)	At December 31, 2011 Mr. Wallace is due $7,084 in deferred salary.

Outstanding Equity awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2011 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date

Edward L. Bernstein	6/19/09	100,000	83,333	16,667	.27	6/15/09
	6/30/11	1,500,000	666,667	833,333	.17	6/30/10

Paul Scapatici	5/6/08	125,000	125,000	0	.50	5/6/18
	6/16/09	150,000	125,000	25,000	.25	6/16/19
	10/12/10	100,000	100,000	0	.25	10/12/10

James Wallace	5/6/08	125,000	125,000	0	.50	5/6/18
	6/16/09	125,000	104,167	20,833	.25	6/16/19
	10/12/10	100,000	100,000	0	.25	10/12/10

Option Exercises

The following table sets forth certain information relating to the exercise of stock options and the vesting of stock awards during Fiscal 2011 for each named Executive officer.

Name	Number of Shares Acquired on Exercise (number)	Value Realized on Exercise ($)
Edward Bernstein	-	-
Paul Scapatici	-	-
James Wallace	-	-

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, 2011.

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	(1)	($)	($)	($)	($)

Mark Kalow (2)	0	0	21,578	0	0	0

James Graham (3)	0	0	0	0	0	0	0

James Fuller (4)	0	0	12,396	0	0	0	12,396

(1)	The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the executive in fiscal year ended December 31, 2011 and 2010, respectively in accordance with stock compensation accounting. See Note 11(B) of the Notes to our Consolidated Financial Statements contained herein, for a discussion of all assumptions made by us in determining the valuation of equity awards.
(2)	On January 19, 2012, we received written notice of the resignation of James Wallace as Vice President and Secretary, effective as of January 19, 2012. Mr. Kalow assumed the role of Secretary to fill the vacant position.
(3)	On February 18, 2011, we received written notice of the resignation letter from Jamie Graham, dated February 6, 2011, stating that Mr. Graham was resigning from our board of directors, effective immediately, in order to pursue other interests of potential interest to the Company.

(4)	On October 14, 2011, Mr. Fuller was appointed to the Board of Directors.

Employment Agreements

On June 30, 2011, Propell Corporation (“Propell”) and Edward L. Bernstein, Chief Executive Officer and President of Propell, entered into a new Employment Agreement between Propell and Mr. Bernstein dated June 30, 2011. The Employment Agreement is for a term of three years commencing on June 30, 2011 and provides that Mr. Bernstein will receive a salary of $175,000 per annum together with a bonus based upon achieving performance goals as set from time to time by the Board (which minimum bonus for the first twelve months of the agreement shall be $10,000 per quarter). In addition, Mr. Bernstein was granted as of June 30, 2011 an option to purchase 1,500,000 share of common stock of Propell at the fair market value of the stock on June 30, 2011, of which 500,000 shares are exercisable immediately and the remaining 1,000,000 shares vest 1/36 th per month for the remaining 36 months of the agreement. The agreement can be terminated early (a) upon Mr. Bernstein ’ s death or disability (b) by Propell for “cause” (as defined in the agreement) (c) by Mr. Bernstein for “good reason” (as defined in the agreement) or (d) termination for other reasons. In the event of (a) a change of control of more than 50% of the ownership of Propell and Mr. Bernstein is terminated from his employment not for cause or he terminates his employment for ‘ good reason” (b) Propell terminates Mr. Bernstein ’ s employment without cause or (c) Mr. Bernstein terminates his employment for “good reason” then Propell agreed to (i) pay Mr. Bernstein any accrued salary, bonus, vacation pay (ii) to pay Mr. Bernstein his salary and his pro rated guaranteed bonus for an additional 6 months (iii) accelerate his unvested options for one year ( and in the case of a change of control under clause (a) of this sentence, full acceleration) and grant a one year exercise period for such accelerated options or previously vested options and (iii) continue to pay for all benefits he currently receives under all plans for an additional year.

The Employment Agreements also contain additional provisions which are customary for executive employment agreements of this type. These include confidentiality, non-compete and non-solicitation provisions.

The foregoing description of the Employment Agreement does not purport to be complete, and is qualified in its entirety by reference to the complete text of the employment agreement, a copy of which is attached as an exhibit to this Current Report on Form 8-K.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates how many shares of our common stock were beneficially owned as of April 9, 2012, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.  We based our calculation of the percentage owned on 26,051,069 shares outstanding on April 9, 2012.

The address of each of the directors and executive officers listed below is c/o Propell Corporation, 305 San Anselmo Avenue, Suite 300, San Anselmo, CA 94960.

.

Name	Number of Shares Beneficially Owned		Percent of Class
Edward L. Bernstein	1,738,806	(1)	6.4%
James Graham	4,465,906	(2)	16.3%
Mark Kalow	398,648	(3)	1.5%
Joseph W. and Patricia G. Abrams Family Trust	1,255,200	(4)	8.4%
Mara Gateway Associates LP	3,245,953	(5)	12.2%
James Fuller	52,500		.2%
All officers and directors as a group (3 persons)	2,189,954		8.0%

(1)	Mr. Bernstein received 650,000 shares upon conversion of a convertible promissory note. Mr. Bernstein also received 74,411 shares as a result of his investment of $20,091 in our 2009 rights offering and an additional 111,617 warrants exercisable within 60 days. Mr. Bernstein has 902,778 options exercisable within 60 days.
(2)	Mr. Graham received 1,325,166 shares in exchange for membership interests he owned in Mountain Capital, LLC and Auleron 2005, LLC in the merger of those entities with us. Mr. Graham also received 370,370 shares as a result of his $100,000 investment in our 2009 rights offering, an additional 925,925 shares as a result of our most recent offering and an additional 1,944,445 warrants exercisable within 60 days. Mr. Graham resides at Sturges, WI, Barbados.
(3)	Mr. Kalow received 125,000 shares upon conversion of a convertible promissory note. Mr. Kalow also received 7,459 shares as a result of his investment of $2,014 in our 2009 rights offering and an additional 111,617 warrants exercisable within 60 days. Mr. Kalow has 252,500 options exercisable within 60 days.
(4)	537,625 shares were received upon conversion of our first convertible promissory note, plus an additional 500,000 shares were received upon the conversion of our second promissory note and 679,400 shares as a result of an investment in our rights offering and an additional 1,019,100 warrants exercisable within 60 days. Mr. Abrams also purchased 950,000 shares in a private transaction. Joseph W. and Patricia G. Abrams Family Trust have offices at 131 Laurel Grove, Kentfield, CA 94904.
(5)	Mara Gateway Associates received 2,500,000 shares upon conversion of a convertible note and 298,381 shares as a result of an investment in our most recent rights offering and an additional 447,572 warrants exercisable within 60 days. Mara’s offices are at 11832 Sunrise Drive NE, Bainsbridge Island, WA 98110.
(6)	The applicable percentage of ownership for each beneficial owner is based on 26,051,069 shares of Common Stock outstanding as of April 9, 2011. In calculating the number of Shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of Common Stock issuable upon the exercise of options or warrants, or the conversion of other securities held by that stockholder, that are exercisable within 60 days, are deemed outstanding for that holder; however, such shares are not deemed outstanding for computing the percentage ownership of any other stockholder.

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

Item 14.   Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered for the fiscal years 2011 and 2010:

Service	Fiscal 2011	Fiscal 2010
Audit Fees	$25,725	$18,645
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$25,725	$18,645

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.	Description
2.1	Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (1)
2.2	Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation (1)
2.3	Exhibit and Plan of Reorganization dated June 14, 2010 between the Registrant, Designbyhumans.com (“DBH”) the DBH shareholders and DBH Acquisition Corporation (4)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	By-Laws (1)
4.1	2008 Stock Option Plan (1)
4.2	Form of 3% Convertible Promissory Note (1)
4.3	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (1)
4.4	Amendment to Promissory Note between Registrant and Lanai Investments, LLC (2)
4.5	Amendment to Promissory Note between Registrant and Loco Lobo, LLC (2)
4.6	Secured Promissory Note dated September 9, 2009 and Amendments(3)
4.7	Security Agreement dated September 3, 2009 between Registrant and Remington Partners, Inc.(3)
4.8	Promissory Note dated June 23, 2010 between Registrant and Joseph W. Abrams.(5)
4.9	Promissory Note dated December 15, 2010 between Registrant and Joseph W. Abrams.(5)
4.10	Promissory Note dated February 15, 2011 between Registrant and Joseph W. Abrams.(5)
4.11	6% Convertible Redeemable Note Due June 7, 2012(7)
4.12	6% Convertible Redeemable Note Due June 23, 2012(7)
4.13	Convertible Promissory Note, Issue Date August 3, 2011(7)
4.14	6% Convertible Redeemable Note Due October 2013(8)
4.15	6% Convertible Redeemable Note Due October 2012(8)
4.16	Tripod Note Due October 2012(8)
4.17	6% Convertible Redeemable Note Due September 5, 2012(9)
4.18	8% Convertible Redeemable Note Due December 5, 2012(9)
10.1	Patent License Agreement between Crystal Magic, Inc. and Laser Design International, LLC dated May 6, 2007 (1)
10.2	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (1)
10.3	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (1)
10.4	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (1)
10.5	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (1)
10.6	Operating Agreement between Crystal Magic, Inc. and Cashman Enterprises, Inc dated September 7, 2001. (1)
10.7	Employment agreement between the Registrant and John Wolf (1)
10.8	Employment agreement between the Registrant and Jim Wallace (1)
10.9	Employment agreement between the Registrant and Paul Scapatici (1)
10.10	Employment agreement between the Registrant and Lane Folliott (1)
10.11	Employment agreement between the Registrant and Edward L. Bernstein (1)
10.12	Employment agreement between the Registrant and Steven M. Rhodes (1)
10.13	Form of Lock-up Agreement (1)
10.14	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (1)
10.15	Amendment to Employment Agreement between the Registrant and John Wolf (2)
10.16	Amendment to Employment Agreement between the Registrant and Jim Wallace (2)
10.17	Amendment to Employment Agreement between the Registrant and Paul Scapatici (2)
10.18	Amendment to Employment Agreement between the Registrant and Lane Folliott (2)
10.19	Amendment to Employment Agreement between the Registrant and Edward L. Bernstein (2)
10.20	Amendment to Employment Agreement between the Registrant and Steven M. Rhodes (2)
10.21	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (2)
10.22	Employment Agreement between Propell and Edward L. Bernstein dated June 30, 2011.(6)
10.23	Consulting Agreement dated July 25, 2011(7)
10.24	Agreement to Exchange Note for Stock(7)
10.25	Consulting Agreement dated May 1, 2011(7)
10.26	Share Issuance Agreement dated October 23, 2011(8)
14.1	Code of Ethics (2)

21.1	List of Subsidiaries of the Registrant (1)
23.1	Consent of Silberstein Ungar, PLLC (9)
31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

(1)	Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008
(2)	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009
(3)	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009, as amended Filed with the Securities and Exchange Commission on March 31, 2010
(4)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010
(5)	Incorporated by reference to the Company’s annual report on Form 10-K for the Year Ended December 31, 2010, as amended filed with the Securities and Exchange Commission on March 31, 2011
(6)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2011
(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011.
(8)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011
(9)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL CORPORATION

By:	/s/ Edward Bernstein

Edward Bernstein

President, Chief Executive Officer

and Chief Financial Officer

(Principal Executive Officer and

Principal Financial Officer)

Date: April 16, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012	By:	/s/ Edward Bernstein
Edward Bernstein President, Chief Executive Officer and Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Date: April 16, 2012	By:	/s/ Mark Kalow
Mark Kalow Director

Date: April 16, 2012	By:	/s/ James Fuller
James Fuller Director

PROPELL CORPORATION

TABLE OF CONTENTS

DECEMBER 31, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Propell Corporation

Greenbrae, California

We have audited the accompanying consolidated balance sheets of Propell Corporation, a Delaware Corporation, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propell Corporation as of December 31, 2011 and 2010, and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 12, 2012

Propell Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2011 and 2010

Assets	2011	2010

Current Assets
Cash	$5,242	$56,639
Accounts receivable (net of allowances)	718	4,590
Prepaid expenses	27,266	5,053
Due from others	591	1,360
Inventory	0	521
Deposits - current	1,849	1,499
Assets from discontinued operations	-	-
Total Current Assets	35,666	69,662

Property and Equipment, net	3,582	1,772

Other Assets
Intangible assets, net	0	0
Website URL, net	2,400	4,000
Website assets, net	0	0
Total Other Assets	2,400	4,000

Total Assets	$41,648	$75,434

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$290,678	$185,758
Accrued liabilities	80,191	34,124
Accrued interest	340,760	138,879
Notes payable and advances – related parties	415,188	203,000
Convertible notes payable, net of debt discount	1,384,948	1,067,500
Derivative liability	57,925	0
Liabilities from discontinued operations	1,221,008	1,221,008

Total Liabilities	3,790,698	2,850,269

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 25,911,539 and 22,757,575 shares issued and outstanding	25,911	22,757
Additional paid-in capital	2,158,737	1,762,059
Accumulated deficit	(5,933,698)	(4,559,651)
Total Stockholders’ Deficit	(3,749,050)	(2,774,835)

Total Liabilities and Stockholders’ Deficit	$41,648	$75,434

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

Net Revenues	$204,796	$100,352

Cost of Goods Sold	138,874	71,877

Gross Profit (Loss)	65,922	28,475

Operating Expenses	1,474,039	1,604,626

Loss from Operations	(1,408,117)	(1,576,151)

Other Income	34,070	15

Loss from Continuing Operations	(1,374,047)	(1,576,136)

Loss from Discontinued Operations	0	(94,313)

Loss before Provision for Income Taxes	(1,374,047)	(1,670,449)

Provision for Income Taxes	0	0

Net Loss	$(1,374,047)	$(1,670,449)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.07)

Weighted Average Number of Shares Outstanding - Basic and Diluted	24,085,741	22,661,137

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

As of December 31, 2011

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	22,482,575	$22,482	$1,694,614	$(2,889,202)	$(1,172,106)

Shares issued in connection with services rendered	275,000	275	43,725		44,000

Recognition of stock based compensation in connection with stock option grants			23,720		23,720

Net loss for the year ended December 31, 2010				(1,670,449)	(1,670,449)
Balance, December 31, 2010	22,757,575	22,757	1,762,059	(4,559,651)	(2,774,835)
Shares issued in connection with services rendered	1,715,000	1,715	204,785		206,500
Shares issued in connection with conversion from debt to equity	1,438,964	1,439	99,115		100,554
Recognition of stock based compensation in connection with stock option grants			92,778		92,778

Net loss for the year ended December 31, 2011				(1,374,047)	(1,374,047)
Balance, December 31, 2011	25,911,539	$25,911	$2,158,737	$(5,933,698)	$(3,749,050)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net loss for the year	$(1,374,047)	$(1,670,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,028	2,371
Amortization expense	1,600	101,840
Amortization of debt discount	43,718	0
Change in fair value of derivative liability	(34,070)	0
Bad debt expense	4,485	0
Stock options issued for services	92,778	23,720
Common stock expensed for services	180,861	44,000
Write-off of assets from discontinued operations	0	101,610
Write-off of website development	0	303,357
Changes in Assets and Liabilities
Accounts receivable	(613)	(4,304)
Due from others	769	(241)
Inventory	521	(521)
Prepaid expenses	3,426	(466)
Accounts payable	104,920	61,460
Accrued expenses	46,067	33,254
Accrued interest	210,160	125,917
Cash Used in Operating Activities from Continuing Operations	(717,397)	(878,452)
Cash Provided by (Used in) Operating Activities from Discontinued Operations	0	(22,809)
NET CASH USED IN OPERATING ACTIVITIES	(717,397)	(901,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development	0	0
Security deposits	(350)	0
Purchase of property and equipment	(3,838)	(584)
Net Cash Used In Investing Activities from Continuing Operations	(4,188)	(584)
Net Cash Used In Investing Activities from Discontinued Operations	0	0
NET CASH USED IN INVESTING ACTIVITIES	(4,188)	(584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	0	0
Proceeds from convertible note – related parties	308,000	660,000
Proceeds from notes payable and advances – related party	362,188	203,000
Cash Provided By Financing Activities from Continuing Operations	670,188	863,000
Cash Provided By (Used in) Financing Activities from Discontinued Operations	0	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	670,188	863,000

NET DECREASE IN CASH	(51,397)	(38,845)
CASH AT BEGINNING OF YEAR	56,639	95,484
CASH AT YEAR END	$5,242	$56,639

NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible notes and interest converted into common stock	$100,554	$0
Common stock issued for services and classified as prepaid expense at December 31, 2011	$25,639	$0
Notes payable amended or assigned and reclassified as convertible notes payable	$150,000	$0

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the year ended December 31, 2011. Bad debt expense was $4,485 for the year ended December 31, 2011.

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 Organization and Summary of Significant Accounting Policies (continued)

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2011 and 2010, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2011 and December 31, 2010, the balance did not exceed the federally insured limit.

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

(I) Inventory

Inventory is stated at cost using the FIFO (first in, first out) method. During the year ending 2010, the Company wrote down inventory at its CMI subsidiary that it deemed unsellable in the amounts of $51,342, which is reflected in the restated Statement of Operations in loss from discontinued operations.

(J) Fixed and intangible Assets

Fixed and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company took an impairment charge on fixed assets of $6,372 during the year ended December 31, 2010.  This charge is reflected in the statement of operations in loss from discontinued operations. The Company took an impairment charge of $303,357 for its website asset in the year ended December 31, 2010.

(K) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 4,844,000 stock options and 4,600,434 warrants.  Since the Company reported a net loss for the years ended December 31, 2011 and 2010 respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, prepaid expenses, due from others, inventory, deposits, accounts payable, accrued liabilities, accrued interest, notes payable and advances – related parties and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 Organization and Summary of Significant Accounting Policies (continued)

(M) Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded in operating expenses in the consolidated statement of operations.

(N) Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2011, there have been no interest or penalties incurred on income taxes.

(O) Recent Accounting Pronouncements

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 Organization and Summary of Significant Accounting Policies (continued)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

Note 2 Reclassifications

As a result of the exit from Crystal Magic’s laser etching business in June 2010 and in accordance with generally accepted accounting principles, the CMI business operations have been reclassified to discontinued operations in our Consolidated Balance Sheets, our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows. Amounts for the prior periods have been reclassified to conform to this presentation.

Note 3 Prepaid Expenses

Prepaid expenses consisted of the following at December 31,

	2011	2010
Prepaid insurance	$1,627	$5,053
Prepaid investor relations	25,639	0
Prepaid expenses	$27,266	$5,053

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 4 Property and Equipment

Property and Equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Furniture and fixtures	$500	$500
Computer and equipment	7,744	4,486
Total cost	8,824	4,986
Less: accumulated depreciation	(5,242)	(3,214)
Property and equipment, net	$3,582	$1,772

Depreciation expense was $2,028 and $2,371 for the periods ended December 31, 2011 and 2010, respectively.

Note 5 Website Assets

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

3.	At December 31, 2010 discussions regarding a significant new source for equity were not progressing satisfactorily. While the Company continued to receive short-term debt financing from a shareholder, without a significant influx in working capital, significant revenue growth could not be assured.

Note 6 Accrued Liabilities

At December 31, 2011 and 2010 accrued expenses consisted of the following:

	2011	2010
Payroll	$70,782	$27,167
Taxes	165	632
Other	9,244	6,325
Total accrued expenses	$80,191	$34,124

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 7 Notes and Convertible Notes Payable – Related Parties

Convertible notes payable	Principal amount
15% convertible notes payable to Remington Partners, due August 31, 2012	$1,167,500
6% convertible note to Tripod Group, LLC, due June 23, 2012	7,725
6% convertible note to Prolific Group LLC, due June 7, 2012	40,000
8% convertible note to Asher Enterprises, Inc., due May 7, 2012	53,000
8% convertible note to Asher Enterprises, Inc., due June 12, 2012	32,500
6% convertible note to Tripod Group, LLC, due August 24, 2012	50,000
6% convertible note to Tripod Group, LLC, due October 23, 2012	50,000
8% convertible note to Asher Enterprises, Inc., due September 5, 2012	32,500
Total convertible notes payable	$1,433,225

In 2009 and 2010 the Company borrowed $1,067,500 under the terms of a convertible note payable with Remington Partners. During the twelve months ended December 31, 2011 the Company borrowed an additional $100,000 under the same note. Initially this note was convertible into shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010. In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million. In July, 2010, the Note-holder notified the Company of its intention to convert the Note, upon the Company completing a financing of at least $1.5 million. In February 2011, the Note was amended to increase the maximum amount to $2.0 million, to change the due date to August 31, 2011 and to allow the Company the option to convert the Note once it has raised $500,000 in new equity. In October 2011, the note was again amended to change the due date to August 31, 2012. All other terms remained the same.

In June 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through December 31, 2011, the Holder had exercised his right to convert $42,275 of the Note for 710,470 shares.

In August 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; changing the due date to August 24, 2012; and adding a conversion feature whereby after December 7, 2011 the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through December 31, 2011, the Holder had not exercised his right to convert any of the Note.

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 7 Notes and Convertible Notes Payable – Related Parties (continued)

In August, September and December 2011, the Company borrowed $53,000, $32,500, and $32,500 respectively, from Asher Enterprises, Inc. All three notes accrue interest at the rate of 8% per annum. They are due on May 12, 2012, June 12, 2012, and September 5, 2012 respectively. These notes are convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The note has no financial covenants.

On October 23, 2011, the “Company, issued to Tripod Group, LLC (“Tripod”) convertible redeemable promissory notes in the principal amounts of: (i) $150,000 (the “$150,000 Note”) and (ii) $50,000 (the “$50,000 Note”); the $150,000 Note and the $50,000 Note being collectively referred to as the “Notes”.  The $150,000 Note and the $50,000 Note, together with all accrued interest, are due and payable on October 23, 2013 and October 23, 2012, respectively, and bear interest at a rate of 6% per annum, payable in shares of the Company’s common stock.  The principal amount of the Notes is convertible at any time after April 23, 2012, at the option of Tripod, at a conversion price), subject to adjustment as set forth in the Notes, equal to 65% of the lowest closing bid price of the Company’s common stock on the five trading days preceding the notice of conversion (including the day upon which a notice of conversion is received by the Company.  The conversion price may also be adjusted downward if, within three business days of receipt of a notice of conversion the common stock has a closing bid price which is five percent (5%) or lower than the price set forth in the notice of conversion. The Company shall have the right, at any time, to redeem the Notes in whole and pay to Tripod 125% of the then unpaid principal amount of the Notes.

In connection with the issuance of the $150,000 Note, the Company issued to Tripod a note in the principal amount of $150,000 (the “Tripod Note”) that bears interest at a rate of 6% per annum and matures: (i) $50,000 on the earlier of: (x) August 23, 2012 or (y) the date that the first $50,000 is converted under the $150,000 Note, unless we do not meet the current information requirements under Rule 144 of the Securities Act of 1933, as amended, in which case the $50,000 shall be due on October 23, 2012 instead; (ii) $50,000 on the earlier of: (x) September 23, 2012 or (y) the date that the second $50,000 is converted under the $150,000 Note, unless we do not meet the current information requirements under Rule 144  in which case the $50,000 shall be due on October 23, 2012 instead; and $50,000 on the earlier of: (x) October 23, 2012 or (y) the date that the second $50,000 is converted under the $150,000 Note. The note is secured by four promissory notes of a third party issued to Tripod with a value of $10,000 left unconverted and promissory notes of such third party issued to Tripod in the aggregate principal amounts of $190,000.

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 7 Notes and Convertible Notes Payable – Related Parties (continued)

Notes payable	Principal amount
10 % note to Joseph Abrams due December 15, 2011	50,000
12 % note to Joseph Abrams due February 10, 2012	100,000
10% note to Joseph Abrams due May 20, 2012	25,000
10% note to Joseph Abrams due June 13, 2012	40,000
10% note to Joseph Abrams due July 7, 2012	35,000
10% note to Joseph Abrams due July 27, 2012	20,000
10% note to Joseph Abrams due August 31, 2012	30,000
Advances from Mr. Abrams – non-interest bearing	112,188
Loan from shareholder – non-interest bearing	3,000
Total notes payable and accrued interest	$415,188

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

In December 2010, Mr. Abrams loaned the Company an additional $100,000 under similar terms, except that the interest rate on this note is 12% per annum, with a due date of December 15, 2011. On February 10, 2011, the shareholder lent us an additional $100,000 which is due February 10, 2012. This loan accrues interest at the rate of 12% per annum and has no financial covenants. In August 2011, the shareholder sold his interest in $50,000 of this note to Tripod Group LLC.

During the period May 2011 through August 2011, Mr. Abrams loaned the Company an additional $150,000 in a series of unsecured one year notes all with the same terms. In addition to terms described in the table above, these notes have no financial covenants. In October through December 2011, Mr. Abrams advanced the Company $112,188 on which the Company is accruing interest at the rate of 10% per annum.

Note 8 Notes Payable – Discontinued Operations

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At December 31, 2011, the notes total an aggregate of approximately $838,542.  Crystal Magic is in default on all of these notes. In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets.

Note 9 Other Income

At December 31, 2011 and 2010 other income consisted of the following:

	2011	2010
Interest income	$0	$15
Change in the fair value of derivative liability	34,070	0
Net other income	$(34,070)	$15

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 10 Stockholders’ Equity

(A) Common Stock Issuances of Issuer

For the Year ended December 31, 2011

On May 1, 2011, the Company issued 500,000 shares of common stock to Undiscovered Equities pursuant to an investor relations consulting agreement dated May 1, 2011. The Investor Relations Agreement is for a term of six months commencing May 4, 2011 (unless earlier terminated), and provides for the Company’s issuance of 500,000 shares of restricted common stock and 100,000 warrants with an exercise price of $0.25 per share which expire on May 4, 2014. The Company recorded $60,000 in expense for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company issued 710,471 shares of common stock in conjunction with the conversion of $42,275 from a convertible note.

The Company issued 500,000 shares of common stock to Blue Wave Advisors pursuant to an investor relations consulting agreement dated July 25, 2011. The Investor Relations Agreement is for a term of six months commencing July 25, 2011 (unless earlier terminated), and provides for the Company’s issuance of 500,000 shares of restricted common stock. The Company recorded $56,694 in expense for the year ended December 31, 2011.

The Company issued 500,000 shares of common stock to Strategic IR pursuant to an investor relations consulting agreement dated August 23, 2011. The Investor Relations Agreement is for a term of twelve months commencing August 23, 2011 (unless earlier terminated), and provides for the Company’s issuance of 500,000 shares of restricted common stock and 100,000 warrants with an exercise price of $0.25 per share which expire on August 23, 2014. The Company recorded $42,667 in expense for the year ended December 31, 2011

On August 8, 2011, the Company issued 728,493 shares of the Company’s common stock in connection with the conversion of $58,279 of debt and accrued interest. The Company took a charge of $43,718 as debt conversion expense.

During the year ended December 31, 2011, the Company issued 215,000 shares to two individuals in connection with services rendered. The shares were valued at $21,500.

For the Year ended December 31, 2010

During the year ended December 31, 2010, the Company issued 275,000 shares of common stock for services rendered, having a fair value of $44,000.

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At December 31, 2011 and 2010, there were 4,844,000 and 1,974,000 options issued and outstanding, respectively, under the Stock Plan.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 10 Stockholders’ Equity (continued)

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Exercise price	$0.10 - $0.25	$0.15 - $0.27
Expected dividends	0%	0%
Expected volatility	51.9%	51.9%
Risk fee interest rate	0.16% to 2.315%	1.14% to 1.77%
Expected life of option	5-7 years	5-7 years
Expected forfeitures	0%	0%

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately. The Company has recorded an expense of $92,778 in year ended December 31, 2011, in operating expenses.

The vesting provisions for these agreements have various terms as follows:

•	Annually, over one, two or three years
•	Monthly, over six months to one year
•	Annually, with monthly vesting after the first year, over a total of three or four years
•	Immediately, upon grant

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2009	1,499,000	$0.40
Granted	675,000	0.25
Exercised	0	0
Forfeited	(200,000)	0.43
Balance, December 31, 2010	1,974,000	0.37	8.03
Granted	4,640,000	0.12
Exercised	0	0
Forfeited	(1,770,000)	0.33
Balance, December 31, 2011 - Outstanding	4,844,000	0.15	9.12	$0
Balance, December 31, 2011 - Exercisable	1,625,667	0.20	8.84	$0

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 10 Stockholders’ Equity (continued)

The options outstanding and exercisable at December 31, 2011 are as follows:

	Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
		Remaining	Average		Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise	Contractual
Price	outstanding	Life	Price	Exercisable	Price	Life
$0.27	324,000	7.46 years	$0.27	282,333	$0.27	7.46 years
$0.50	125,000	6.35 years	$0.50	125,000	$0.50	6.35 years
$0.25	100,000	8.79 years	$0.25	100,000	$0.25	8.79 years
$0.10	2,770,000	9.24 years	$0.10	447,500	$0.10	9.43 years
$0.17	1,525,000	9.49 years	$0.10	670,834	$0.17	9.49 years
	4,844,000	8.06 years	$0.37	1,625,667	$0.40	8.06 years

Included in options outstanding are 1,750,000 options which vest based on performance. It is unlikely that the optionees will generate the required sales volume for any of these options to vest.

The options outstanding and exercisable at December 31, 2110 are as follows:

	Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
		Remaining	Average		Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise	Contractual
Price	outstanding	Life	Price	Exercisable	Price	Life
$0.27	599,000	8.31 years	$0.27	224,000	$0.27	8.46 years
$0.50	875,000	7.31 years	$0.50	583,333	$0.50	7.31 years
$0.25	500,000	9.79 years	$0.25	200,000	$0.25	9.79 years
	1,974,000	8.06 years	$0.37	1,007,333	$0.40	8.06 years

The following is a summary of the Company’s non-vested stock options at December 31, 2011:

	Non-vested stock options	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2010	966,667	$0.33
Granted	4,640,000	$0.12
Vested/Exercised	(1,310,000)	$0.09
Forfeited/Cancelled	(1,078,334)	$0.17
Non-vested – December 31, 2011	3,218,333	$0.12
Weighted average remaining period for vesting	1.68 years

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 11 Commitments

The Company rents office space from a related party on a month-to-month basis for $1,500 per month. Beginning January 1, 2011, the related party agreed to defer the monthly rent payment.  It also rents a small operations office space on a month-to-month basis for $250 per month.

Note 12 Income Taxes

There was no income tax expense for the years ended December 31, 2011 and 2010 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2011 and 2010, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2011	2010
Computed “expected” tax expense (benefit) - Federal	$(466,816)	$(535,866)
Valuation allowance	466,816	535,866
Provision for income taxes	$0	$0

At December 31, 2011, the Company has a net operating loss carry-forward of approximately $2,042,000 available to offset future taxable income expiring through 2031. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2011 was approximately $466,816. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011.

Note 13 Going Concern

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 14 Subsequent Events

In February 2012, Mr. Abrams advanced the Company an additional $20,000. The advances bear 10% interest and are due on demand.

In March 2012, the Company borrowed $32,500 from Asher Enterprises, Inc. The note accrues interest at the rate of 8% per annum. The note is due on December 12, 2012. This note is convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The note has no financial covenants.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the items discussed above.

