Form 10-Q
period 2012-03-31
Propell Corporation.
filed 2012-05-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 28,042,906 shares of common stock, $.001 par value per share, as of May 8, 2012.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

Propell Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

As of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
Assets

Current Assets
Cash	$3,770	$5,242
Accounts receivable (net of allowances)	742	718
Prepaid expenses	1,139	27,266
Due from others	1,196	591
Deposits - current	1,499	1,849
Total Current Assets	8,346	35,666

Property and Equipment, net	3,029	3,582

Other Assets
Website URL, net	2,000	2,400

Total Assets	$13,375	$41,648
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$301,859	$290,678
Accrued liabilities	145,626	80,191
Accrued interest	397,177	340,760
Notes payable and advances – related parties	435,188	415,188
Convertible notes payable – related party	1,394,158	1,384,948
Derivative liability	109,314	57,925
Liabilities from discontinued operations	1,221,008	1,221,008
Total Liabilities	4,004,330	3,790,698

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,042,906 issued and outstanding; (25,911,539 issued and outstanding – 2011)	28,042	25,911
Additional paid-in capital	2,190,161	2,158,737
Accumulated deficit	(6,209,158)	(5,933,698)
Total Stockholders' Deficit	(3,990,955)	(3,749,050)

Total Liabilities and Stockholders' Deficit	$13,375	$41,648

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011

Net Revenues	$19,215	$23,715

Cost of Goods Sold	17,409	17,111

Gross Profit (Loss)	1,806	6,604

Operating Expenses	280,017	257,977

Loss from Operations	(278,211)	(251,373)

Other Income	(2,751)	-

Net Loss	$(275,460)	$(251,373)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	26,910,400	22,757,575

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

As of March 31, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	22,482,575	$22,482	$1,694,614	$(2,889,202)	$(1,172,106)

Shares issued in connection with services rendered	275,000	275	43,725		44,000

Recognition of stock based compensation in connection with stock option grants			23,720		23,720

Net loss for the year ended December 31, 2010				(1,670,449)	(1,670,449)

Balance, December 31, 2010	22,757,575	22,757	1,762,059	(4,559,651)	(2,774,835)

Shares issued in connection with services rendered	1,715,000	1,715	204,785		206,500

Shares issued in connection with conversion from debt to equity	1,438,964	1,439	99,115		100,554

Recognition of stock based compensation in connection with stock option grants			92,778		92,778

Net loss for the year ended December 31, 2011				(1,374,047)	(1,374,047)

Balance, December 31, 2011	25,911,539	25,911	2,158,737	(5,933,698)	(3,749,050)

Recognition of stock based compensation in connection with stock option grants			11,170

Shares issued in connection with the conversion of debt and accrued interest to equity	2,131,367	2,131	20,254		22,385

Net loss for the three months ended March 31, 2012				(275,460)	(275,460)

Balance, March 31, 2012	28,042,906	$28,042	$2,190,161	$(6,209,158)	$(3,990,955)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows From Operating Activities:
Net loss for the period	$(275,460)	$(251,373)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	553	623
Amortization expense	400	400
Amortization of debt discount	(905)	-
Issuance of stock options in connection with employment services	11,170	2,521
Changes in Assets and Liabilities
Accounts receivable	(24)	210
Due from others	(605)	(577)
Deposits	350	(349)
Prepaid expenses	26,127	780
Inventory	-	(403)
Accounts payable	11,181	48,384
Accrued liabilities	65,436)	310)
Derivative liability	51,389	-
Accrued interest	56,416	39,740
Cash Used In Operating Activities from Continuing Operations	(53,972)	(159,734)
Cash Provided by (Used In) Operating Activities from Discontinued Operations	-	-
NET CASH USED IN OPERATING ACTIVITIES	(53,972)	(159,734)

Cash Flows From Financing Activities:
Proceeds from notes payable – related party	20,000	100,000
Proceeds from convertible note	32,500	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	52,500	125,000

Net decrease in cash and cash equivalents	(1,472)	(34,734)
Cash and cash equivalents at beginning of period	5,242	56,639
Cash and cash equivalents at end of period	$3,770	$21,905

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$800	$1,600
Supplemental Non-Cash Investing and Financing Activities:
Convertible notes and interest converted into common stock	$22,385	$-

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended March 31, 2012. Bad debt expense was $0 and $0 for the three months ended March 31, 2012 and 2011.

(E) Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 1 Organization and Summary of Significant Accounting Policies (continued)

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

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2012 and December 31, 2011, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2012 and December 31, 2011, the balance did not exceed the federally insured limit.

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

(K) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 4,844,000 stock options and 4,600,434 warrants.  Since the Company reported a net loss for the three months ended March 31, 2012 and 2011 respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

(N) Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2012, there have been no interest or penalties incurred on income taxes.

(O) Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for the interim and annual reporting period beginning January 1, 2011. We were not required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material effect on our consolidated financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 1 Organization and Summary of Significant Accounting Policies (continued)

(O) Recent Accounting Pronouncements (continued)

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 2 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Prepaid insurance	$1,139	$1,627
Prepaid investor relations	-	25,639
Prepaid expenses	$1,139	$27,266

Note 3 - Property and Equipment

Property and Equipment consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Furniture and fixtures	$500	$500
Computer and equipment	8,324	7,744
Total	8,824	8,824
Less accumulated depreciation/amortization	(5,795)	(5,242)
Property and equipment, net	$3,029	$3,582

Note 4 – Accrued Liabilities

At March 31, 2012 and December 31, 2011 accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Payroll	$134,532	$70,782
Taxes	81	165
Other	11,013	9,244
Total	$145,626	$80,191

Note 5 Notes and Convertible Notes Payable – Related Parties

Convertible notes payable	Principal amount
15% convertible notes payable to Remington Partners, due August 31, 2012	$1,167,500
6% convertible note to Tripod Group, LLC, due June 23, 2012	7,340
6% convertible note to Prolific Group LLC, due June 7, 2012	40,000
8% convertible note to Asher Enterprises, Inc., due May 7, 2012	31,000
8% convertible note to Asher Enterprises, Inc., due June 12, 2012	32,500
6% convertible note to Tripod Group, LLC, due August 24, 2012	50,000
6% convertible note to Tripod Group, LLC, due October 23, 2012	50,000
8% convertible note to Asher Enterprises, Inc., due September 5, 2012	32,500
8% convertible note to Asher Enterprises, Inc., due, December 12, 2012	32,500
Convertible debt discount	(49,182)
Total convertible notes payable	$1,394,158

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 5 Notes and Convertible Notes Payable – Related Parties (continued)

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

In June 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through March 31, 2012, the Holder had exercised his right to convert $42,660 of the Note for 749,820 shares.

In August 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; changing the due date to August 24, 2012; and adding a conversion feature whereby after December 7, 2011 the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through March 31, 2012, the Holder had not exercised his right to convert any of the Note.

In June 2011, the Company borrowed $40,000 under a one year unsecured note with Prolific Group, LLC. Interest accrues on the note at the rate of 6% per annum payable in common stock of the Company. This note is convertible by the holder into common stock of the Company any time after December 7, 2011 at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through March 31, 2012, the Holder had not exercised his right to convert any of the Note.

In August, September and December 2011 and in March 2012, the Company borrowed $53,000, $32,500, $32,500 and $32,500 respectively, from Asher Enterprises, Inc. All four notes accrue interest at the rate of 8% per annum. They are due on May 12, 2012, June 12, 2012, September 5, 2012 and December 12, 2012, respectively. These notes are convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The notes have no financial covenants. Through March 31, 2012, the Holder had exercised its right to convert $20,000 of the $53,000 Note for 2,091,837 shares.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 5 Notes and Convertible Notes Payable – Related Parties (continued)

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

Note 5 Notes and Convertible Notes Payable – Related Parties (continued)

Notes payable	Principal amount
10 % note to Joseph Abrams due December 15, 2011	$50,000
12 % note to Joseph Abrams due February 10, 2012	100,000
10% note to Joseph Abrams due May 20, 2012	25,000
10% note to Joseph Abrams due June 13, 2012	40,000
10% note to Joseph Abrams due July 7, 2012	35,000
10% note to Joseph Abrams due July 27, 2012	20,000
10% note to Joseph Abrams due August 31, 2012	30,000
Advances from Joseph Abrams – non-interest bearing	132,188
Loan from shareholder – non-interest bearing	3,000
Total notes payable and accrued interest	$435,188

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

During the period May 2011 through August 2011, Mr. Abrams loaned the Company an additional $150,000 in a series of unsecured one year notes all with the same terms. In addition to terms described in the table above, these notes have no financial covenants. In October 2011 through March 2012, Mr. Abrams advanced the Company $132,188 on which the Company is accruing interest at the rate of 10% per annum.

Note 6 Notes Payable – Discontinued Operations

The Company’s discontinued Crystal Magic subsidiary has four (4) notes all of which were either guaranteed or funded by the United States Small Business Administration (SBA) and were guaranteed by the Company. At March 31, 2012, the notes total an aggregate of approximately $838,542. Crystal Magic is in default on all of these notes. In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets.

Note 7 - Stockholders’ Deficit

(A) Common Stock Issuances of Issuer

For the three months ended March 31, 2012

The Company issued 2,131,367 shares in connection with the conversion of $22,385 of convertible debt and related accrued interest.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 7 - Stockholders’ Deficit (continued)

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At both March 31, 2012 and December 31, 2011, there were 4,844,000 options issued and outstanding under the Stock Plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. No shares were issued during the quarter ended March 31, 2012 to employees and consultants.

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•	Annually over one, two or three years
•	Monthly over one year
•	Immediately upon grant

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2010	1,974,000	0.37	8.03
Granted	4,640,000	0.12
Exercised	0	0
Forfeited	(1,770,000)	0.33
Balance, December 31, 2011 - Outstanding	4,844,000	0.15	9.12
Granted	0
Exercised	0
Forfeited	0
Balance, March 31, 2012 - Outstanding	4,844,000	0.15	8.87	$0
Balance, March 31, 2012 - Exercisable	1,839,417	0.19	8.63	$0

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 8 - Going Concern

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

Note 9 Subsequent Event

The Company has evaluated for subsequent events from March 31, 2012 to the date the financial statements were issued.

In the period from April 2, 2011 through May 8, 2012, the Company has received $40,000 in advances from a third party. The terms of repayment or conversion have yet to be finalized.

Item 2. Management’s Discussion and Analysis of Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the notes hereto and our audited financial statements and notes thereto for the fiscal year ended December 31, 2011. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our financial statements and notes for the fiscal year ended December 31, 2011.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of March 31, 2012 and March 31, 2011, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three months ended March 31, 2012.

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

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recent Accounting Pronouncements” section of Note 1, “Organization and Summary of Significant Accounting Policies,” in the Notes to Financial Statements.

Consolidated Results of Operations for the three months ended March 31, 2012 and March 31, 2011

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, net revenues decreased $4,500 or 19% as a result of our ceasing marketing due to lack of funds.

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 cost of goods increased $298 or 2%, and our gross margins decreased from 28% to 9% the same as the comparable quarter last year. This decrease in gross margin was a direct result of lower sales and our inability to increase prices to match the increased cost of materials. Operating expenses during these periods increased $22,040 or 9%. This increase was the direct result of increased interest costs of $53,235 related to the accounting for the derivative value of the debt which became convertible since March 31, 2011. This increase was partially offset by lower operating costs due to laying off all full-time staff except the CEO.

Propell’s primary use of cash for the three months ended March 31, 2012, was to fund our losses from continuing operations, offset by an influx of $52,500 in cash from notes payable and convertible notes payable. Net cash used in operating activities from continuing operations was $53,972 for the three months ended March 31, 2012 down from $159,734 for the comparable quarter last year.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to further develop our Internet initiatives and expand our marketing of our existing product line.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities, issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $6,209,158 through March 31, 2012. We have incurred negative cash flow from operations since we started our business. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort.

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

As of April 1, 2012, we have notes, net of debt discount, in the aggregate principal amount of $1,829,346 outstanding. Of such amount, notes in the principal amount of $150,000 are past due, and the balance of the notes are due in 2012. We do not have the funds to repay these loans. We will need to raise additional funds in order to repay these loans. We cannot assure you that additional financing will be available if needed on terms favorable to us.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

In March 2012, the Company borrowed $32,500 under a nine month unsecured convertible note from a shareholder. The note accrues interest at the rate of 8% per annum. It is due on December 12, 2012, respectively. This note is convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The notes have no financial covenants. The note has no financial covenants. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering.. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In February 2012, the Company issued 2,131,367 shares of the Company’s common stock in connection with the conversion of $22,385 of debt and related accrued interest. The shares were exchanged with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

Item 3. Defaults upon senior Securities

Our CMI subsidiary is in default on four separate loans which in the aggregate is approximately $848,916, and which are either made or guaranteed by the U.S. Small Business Administration (SBA). As a result, the SBA has informed CMI of their plans to seize CMI’s assets which were pledged to secure the loans.

Item 4.  Mine Safety Disclosures

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

DATE: May 14 , 2012	PROPELL CORPORATION (Registrant)

	By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

