Form 10-Q
period 2012-06-30
Propell Corporation.
filed 2012-08-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 37,890,409 shares of common stock, $.001 par value per share, as of August 8, 2012.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

Propell Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

As of June 30, 2012 and December 31, 2011

Assets	June 30, 2012	December 31, 2011

Current Assets
Cash	$1,935	$5,242
Accounts receivable (net of allowances)	781	718
Prepaid expenses	651	27,266
Due from others	1,575	591
Deposits - current	0	1,849
Total Current Assets	4,942	35,666

Property and Equipment, net	2,500	3,582

Other Assets
Website URL, net	1,600	2,400

Total Assets	$9,042	$41,648
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$187,362	$290,678
Accrued liabilities	168,782	80,191
Accrued interest	456,444	340,760
Notes payable and advances – related parties	440,188	415,188
Convertible notes payable – related party	1,409,291	1,384,948
Derivative liability	104,783	57,925
Liabilities from discontinued operations	1,221,008	1,221,008
Total Liabilities	3,987,858	3,790,698

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,890,409 issued and outstanding; (25,911,539 issued and outstanding – 2011)	37,890	25,911
Additional paid-in capital	2,282,041	2,158,737
Accumulated deficit	(6,298,747)	(5,933,698)
Total Stockholders' Deficit	(3,978,816)	(3,749,050)

Total Liabilities and Stockholders' Deficit	$9,042	$41,648

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

NET REVENUES	$11,809	$35,977	$31,024	$59,693

COST OF GOODS SOLD	8,420	24,864	25,828	41,976

GROSS PROFIT	3,389	11,113	5,196	17,717

OPERATING EXPENSES	192,269	313,552	469,536	571,530

LOSS FROM OPERATIONS	(188,880)	(302,439)	(464,340)	(553,813)

OTHER INCOME – DEBT FORGIVENESS	99,291	0	99,291	0

LOSS FROM CONTINUING OPERATIONS	(89,589)	(302,439)	(365,049)	(553,813)

LOSS FROM DISCONTINUED OPERATIONS	0	0	0	0

NET LOSS	$(89,589)	$(302,439)	$(365,049)	$(553,813)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	31,487,499	23,089,993	29,199,808	22,924,704

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

As of June 30, 2012

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	22,482,575	$22,482	$1,694,614	$(2,889,202)	$(1,172,106)

Shares issued in connection with services rendered	275,000	275	43,725	-	44,000

Recognition of stock based compensation in connection with stock option grants	-	-	23,720	-	23,720

Net loss for the year ended December 31, 2010	-	-	-	(1,670,449)	(1,670,449)

Balance, December 31, 2010	22,757,575	22,757	1,762,059	(4,559,651)	(2,774,835)

Shares issued in connection with services rendered	1,715,000	1,715	204,785	-	206,500

Shares issued in connection with conversion from debt to equity	1,438,964	1,439	99,115	-	100,554

Recognition of stock based compensation in connection with stock option grants	-	-	92,778	-	92,778

Net loss for the year ended December 31, 2011	-	-	-	(1,374,047)	(1,374,047)

Balance, December 31, 2011	25,911,539	25,911	2,158,737	(5,933,698)	(3,749,050)

Recognition of stock based compensation in connection with stock option grants	-	-	21,183	-	21,183

Shares issued in connection with the conversion of debt and accrued interest to equity	11,159,931	11,160	45,106	-	56,266

Debt forgiveness by shareholders	-	-	51,557	-	51,557

Shares issued to employees in settlement of wages	416,000	416	2,912	-	3,328

Shares issued as an inducement to assign convertible debt	402,939	403	2,546	-	2,949

Net loss for the six months ended June 30, 2012	-	-	-	(365,049)	(365,049)

Balance, June 30, 2012	37,890,409	$37,890	$2,282,041	$(6,298,747)	$(3,978,816)

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2012 and 2011

Cash Flows From Operating Activities:	2012	2011
Net loss for the period	$(365,049)	$(553,813)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,082	1,140
Amortization expense	800	800
Gain on restructuring of liabilities	(99,291)	-
Stock issued as inducement to convert debt	2,949
Amortization of debt discount	(4,529)	-
Issuance of stock options in connection with employment services	21,183	34,997
Stock issued for services rendered	-	20,000
Changes in Assets and Liabilities
Accounts receivable	(63)	(2,203)
Due from others	(984)	(1,149)
Deposits	350	(349)
Prepaid expenses	26,615	(1,088)
Inventory	-	(412)
Accounts payable	38,980	48,547
Accrued liabilities	101,970	3,702
Derivative liability	46,858	-
Accrued interest	118,322	91,729
Cash Used In Operating Activities from Continuing Operations	(110,807)	(358,099)
Cash Provided by (Used In) Operating Activities from Discontinued Operations	-	-
NET CASH USED IN OPERATING ACTIVITIES	(110,807)	(358,099)

Cash Flows From Financing Activities:
Proceeds from notes and loans payable	75,000	140,000
Proceeds from convertible note	32,500	165,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,500	305,000

Net decrease in cash and cash equivalents	(3,307)	(53,099)
Cash and cash equivalents at beginning of period	5,242	56,639
Cash and cash equivalents at end of period	$1,935	$3,540

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$800	$1,600
Supplemental Non-Cash Investing and Financing Activities:
Convertible notes and interest converted into common stock	$45,006	$9,375
Shares issued for services		$60,000

The accompanying notes are an integral part of the financial statements.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 1 Organization and Summary of Significant Accounting Policies

(A) Description of the Business

Propell Corporation, a Delaware corporation (“Propell” or the “Company”) is an e-commerce and fulfillment provider of image-based personalized products and services.

(B) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended December 31, 2011.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(C) Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

(D) Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

(E) Use of Estimates

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

(F) Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

(G) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the six months ended June 30, 2012. Bad debt expense was $0 and $0 for the six months ended June 30, 2012 and 2011.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 1 Organization and Summary of Significant Accounting Policies (continued)

(H) Risks and Uncertainties

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

(I) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At June 30, 2012 and December 31, 2011, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2012 and December 31, 2011, the balance did not exceed the federally insured limit.

(J) Property and Equipment

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

(K) Inventory

Inventory is stated at cost using the FIFO (first in, first out) method.

(L) Fixed and intangible Assets

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

(M) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 2,764,000 stock options and 200,000 warrants.  Since the Company reported a net loss for the three and six months ended June 30, 2012 and 2011 respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

(N) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, prepaid expenses, due from others, inventory, deposits, accounts payable, accrued liabilities, accrued interest, notes payable and advances – related parties and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments.

(O) Share-Based Payment Arrangements

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

(P) Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2012, there have been no interest or penalties incurred on income taxes.

(Q) Recent Accounting Pronouncements

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

 Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 1 Organization and Summary of Significant Accounting Policies (continued)

(Q) Recent Accounting Pronouncements (continued)

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

 Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 2 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Prepaid insurance	$651	$1,627
Prepaid investor relations	-	25,639
Prepaid expenses	$651	$27,266

Note 3 - Property and Equipment

Property and Equipment consisted of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Furniture and fixtures	$500	$500
Computer and equipment	8,324	8,324
Total	8,824	8,824
Less accumulated depreciation/amortization	(6,324)	(5,242)
Property and equipment, net	$2,500	$3,582

Note 4 – Accrued Liabilities

At June 30, 2012 and December 31, 2011 accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Wages	$161,334	$70,782
Taxes	99	165
Other	7,349	9,244
Total	$168,782	$80,191

Note 5 Notes and Convertible Notes Payable

Convertible notes payable to Starline Capital Limited	Principal amount
15% convertible notes payable, due August 31, 2012	$1,167,500
6% convertible note due October 7, 2012	50,000
6% convertible note due June 7, 2012	38,100
8% convertible note due May 7, 2012	15,300
8% convertible note due June 12, 2012	32,500
6% convertible note due August 24, 2012	43,698
6% convertible note due October 23, 2012	50,000
8% convertible note September 5, 2012	32,500
8% convertible note December 12, 2012	32,500
Convertible debt discount	(52,807)
Total convertible notes payable	$1,409,291

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 5 Notes and Convertible Notes Payable (continued)

In 2009 and 2010 the Company borrowed $1,067,500 under the terms of a convertible note payable with Remington Partners. During the twelve months ended December 31, 2011 the Company borrowed an additional $100,000 under the same note. Initially this note was convertible into shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010. In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million. In July, 2010, the Note-holder notified the Company of its intention to convert the Note, upon the Company completing a financing of at least $1.5 million. In February 2011, the Note was amended to increase the maximum amount to $2.0 million, to change the due date to August 31, 2011 and to allow the Company the option to convert the Note once it has raised $500,000 in new equity. In October 2011, the note was again amended to change the due date to August 31, 2012. All other terms remained the same. In June 2012, Starline Capital purchased the entire amount due from Remington Partners (See Subsequent Events, page F-12).

In June 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company Stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. By June 30, 2012, the Holder had exercised his right to convert the entire Note and interest into 1,084,346 shares of common stock.

In August 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; changing the due date to August 24, 2012; and adding a conversion feature whereby after December 7, 2011 the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through June 30, 2012, the Holder had exercised $6,302 of the debt into 3,110,985 shares of common stock. In June 2012, Starline Capital purchased the entire amount due from Tripod Group, LLC (See Subsequent Events, page F-12).

In June 2011, the Company borrowed $40,000 under a one year unsecured note with Prolific Group, LLC. Interest accrues on the note at the rate of 6% per annum payable in common stock of the Company. This note is convertible by the holder into common stock of the Company any time after December 7, 2011 at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through June 30, 2012, the Holder had exercised $1,900 of the debt into 447,061 shares of common stock. In June 2012, Starline Capital purchased the entire amount due from Prolific Group, LLC (See Subsequent Events, page F-12). As an inducement for Prolific to sell their debt, the Company paid Prolific 302,939 shares of common stock.

In August, September and December 2011 and in March 2012, the Company borrowed $53,000, $32,500, $32,500 and $32,500 respectively, from Asher Enterprises, Inc. All four notes accrue interest at the rate of 8% per annum. They are due on May 12, 2012, June 12, 2012, September 5, 2012 and December 12, 2012, respectively. These notes are convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The notes have no financial covenants. Through June 30, 2012, the Holder had exercised its right to convert $37,700 of the $53,000 Note for 6,373,340 shares of common stock. In June 2012, Starline Capital purchased the entire amount due from Asher Enterprises, Inc. (See Subsequent Events, page F-12).

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

Note 5 Notes and Convertible Notes Payable – Related Parties (continued)

In October 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to October 7, 2012; and adding a conversion feature whereby the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through June 30, 2012, the Holder had not exercised his right to convert Note and interest. In June 2012, Starline Capital purchased the entire amount due from Remington Partners (See Subsequent Events, page F-12).

On October 23, 2011, the Company, issued to Tripod Group, LLC (“Tripod”) convertible redeemable promissory notes in the principal amounts of: (i) $150,000 (the “$150,000 Note”) and (ii) $50,000 (the “$50,000 Note”); the $150,000 Note and the $50,000 Note being collectively referred to as the “Notes”.  The $150,000 Note and the $50,000 Note, together with all accrued interest, are due and payable on October 23, 2013 and October 23, 2012, respectively, and bear interest at a rate of 6% per annum, payable in shares of the Company’s common stock.  The principal amount of the Notes is convertible at any time after April 23, 2012, at the option of Tripod, at a conversion price), subject to adjustment as set forth in the Notes, equal to 65% of the lowest closing bid price of the Company’s common stock on the five trading days preceding the notice of conversion (including the day upon which a notice of conversion is received by the Company.  The conversion price may also be adjusted downward if, within three business days of receipt of a notice of conversion the common stock has a closing bid price which is five percent (5%) or lower than the price set forth in the notice of conversion. The Company shall have the right, at any time, to redeem the Notes in whole and pay to Tripod 125% of the then unpaid principal amount of the Notes. In June 2012, Starline Capital purchased the entire amount due from Tripod Group, LLC (See Subsequent Events, page F-12).

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

Note 5 Notes and Convertible Notes Payable – Related Parties (continued)

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair values upon issuance of these notes were recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $94,353 and $148,493 for the three and six months ended June 30, 2012, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the three and six months ended June 30, 2012, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $4,530 and $7,281, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price – The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.004 to $0.05 in the period January 1, 2012 through June 30, 2012.

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt. Time to maturity ranged from 12 months to 0 months in the period January 1, 2012 through June 30, 2012.

Risk Free Rate – The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.11% to .4% in the period January 1, 2012 through June 30, 2012.

Volatility – The volatility was based on the historical volatility of the Company. The average volatility for the Company ranged from 74% to 154% in the period from January 1, 2012 through June 30, 2012.

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

Note 5 Notes and Convertible Notes Payable (continued)

Notes payable	Principal amount
10 % note to Joseph Abrams due December 15, 2011	$50,000
12 % note to Joseph Abrams due February 10, 2012	50,000
10% note to Joseph Abrams due May 20, 2012	25,000
10% note to Joseph Abrams due June 13, 2012	40,000
10% note to Joseph Abrams due July 7, 2012	35,000
10% note to Joseph Abrams due July 27, 2012	20,000
10% note to Joseph Abrams due August 31, 2012	30,000
Advances from third parties	55,000
Advances from Joseph Abrams – non-interest bearing	132,188
Loan from shareholder – non-interest bearing	3,000
Total notes payable and accrued interest	$440,188

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

In December 2010, Mr. Abrams loaned the Company an additional $100,000 under similar terms, except that the interest rate on this note is 12% per annum, with a due date of December 15, 2011. On February 10, 2011, the shareholder lent us an additional $100,000 which is due February 10, 2012. This loan accrues interest at the rate of 12% per annum and has no financial covenants. In August and October 2011, the shareholder sold his interest in $100,000 of these notes to Tripod Group LLC.

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

In April through June 2012, several individuals advanced the Company at total of $55,000, in anticipation of a new round of equity financing. (See Subsequent Events, page F-12).

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

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 7 - Stockholders’ Deficit

(A) Common Stock Issuances of Issuer

For the six months ended June 30, 2012

The Company issued 11,259,931 shares in connection with the conversion of $53,628 of convertible debt and related accrued interest. In addition, it issued 416,000 common shares to two former employees as a partial settlement of wages due them and 302,939 shares as an inducement for a convertible lender to sell his debt to a third party.

(B) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At June 30, 2012 and December 31, 2011, there were 2,764,000 and 4,844,000, respectively options issued and outstanding under the Stock Plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. No shares were issued during the six months ended June 30, 2012 to employees and consultants.

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

  Annually over one, two or three years
  Monthly over one year
  Immediately upon grant

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2010	1,974,000	0.37	8.03
Granted	4,640,000	0.12
Exercised	0	0
Forfeited	(1,770,000)	0.33
Balance, December 31, 2011 - Outstanding	4,844,000	0.15	9.12
Granted	0
Exercised	0
Forfeited	(2,080,000)	0.10
Balance, June 30, 2012 - Outstanding	2,764,000	0.15	7.82	$0
Balance, June 30, 2012 - Exercisable	1,660,667	0.20	6.97	$0

Propell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

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

Note 9 Subsequent Event

The Company has evaluated for subsequent events from June 30, 2012 to the date the financial statements were issued.

On July 9, 2012, the Company sold 1,875,000 shares of series A-1 Preferred Stock to one entity for $150,000. Each share of Series A-1 Preferred stock is convertible into ten shares of common stock of the Company and each holder of such shares is entitled to vote on all matters that the common stock votes on an as-converted basis.

On July 30, 2012 the Board of Directors voted to:

1.	implement a 1 for 50 reverse stock split
2.	to increase the number of authorized common shares to five hundred million, and
3.	Change the name of the Company to Propell Technologies, Group, Inc.

On August 3, 2012, a majority of the shareholders of the Company approved these changes. On August 9, 2012, the Company filed a definitive proxy statement on Schedule 14C with the Securities and Exchange Commission regarding these changes and expects to implement the changes by the end of August.

On July 20, 2012, certain debt holders agreed to exchange $169,000 in notes, accrued interest and accounts payable to 3,875,000 Preferred shares.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of June 30, 2012 and June 30, 2011, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three and six months ended June 30, 2012.

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

Consolidated Results of Operations for the three months ended June 30, 2012 and June 30, 2011

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, net revenues decreased $24,168 or 67% as a result of our ceasing marketing due to lack of funds.

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 cost of goods decreased $16,444 or 66%, and our gross margins decreased from 31% to 29% the same as the comparable quarter last year. This decrease in gross margin was a direct result of lower sales and our inability to increase prices to match the increased cost of materials. Operating expenses during these periods decreased $121,283 or 39%. This decrease was the direct result of recording a gain of $102,508 related to the accounting for the derivative value of the debt which became convertible since March 31, 2012 and lower operating costs due to laying off all full-time staff except the CEO. The company also recorded other income of $99,291 from extinguishing debt to a number of creditors.

Consolidated Results of Operations for the six months ended June 30, 2012 and June 30, 2011

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, net revenues decreased $28,669 or 48% as a result of our ceasing marketing due to lack of funds.

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 cost of goods decreased $16,147 or 38%, and our gross margins decreased from 30% to 17% the same as the comparable six months last year. This decrease in gross margin was a direct result of lower sales and our inability to increase prices to match the increased cost of materials. Operating expenses during these periods decreased $101,994 or 18%. This decrease was the direct result of recording a gain of $105,259 related to the accounting for the derivative value of the debt which became convertible since March 31, 2012 and lower operating costs due to laying off all full-time staff except the CEO. The company also recorded other income of $99,291 from extinguishing debt to a number of creditor.

Propell’s primary use of cash for the six months ended June 30, 2012, was to fund our losses from continuing operations, offset by an influx of $107,500 in cash from notes and loans payable and convertible notes payable. Net cash used in operating activities from continuing operations was $110,807 for the six months ended June 30, 2012 down from $358,099 for the comparable quarter last year.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to further develop our Internet initiatives and expand our marketing of our existing product line.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities, issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $6,298,747 through June 30, 2012. We have incurred negative cash flow from operations since we started our business. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort.

Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next quarter. Our ability to continue to fulfill customer orders and expand our business is dependent upon us raising additional funding in the near term. Due to limited capital and related staff reductions, we have eliminated our outbound sales and marketing activities until such time that more working capital can be secured or is generated from sales growth.  We continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops. However, our lack of cash makes it difficult for us to purchase necessary products and hire employees.

As of June 30, 2012, we have notes, net of debt discount, in the aggregate principal amount of $1,933,286 outstanding. Of such amount, notes in the principal amount of $283,400 are past due, and the balance of the notes are due in 2012. We do not have the funds to repay these loans. We will need to raise additional funds in order to repay these loans. We cannot assure you that additional financing will be available if needed on terms favorable to us. During the three months ended June 30, 2012, the convertible debt holders exchanged $31,242.48 in debt and accrued interest for 9,431,503 shares of common stock. Subsequent to the end of the quarter, we exchanged seven notes in the aggregate principal amount of $150,000 for 1, 875,000 shares of our Series A preferred stock (1.25 shares for each $1 of principal debt).

In July 2012, we raised $150,000 from the sale of 1,875,000 shares of Series A-1 Preferred Stock to one investor. Each share of Series A-1 Preferred stock is convertible into ten shares of common stock of the Company and each holder of such shares is entitled to vote on all matters that the common stock votes on an as-converted basis. However, we still require additional financing to continue operations and repay our outstanding debt.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of June 30, 2012 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

During the quarter ended June 30, 2012, we issued 11,259,931 shares of common stock in connection with the conversion of an aggregate of $53,628 of convertible debt and related accrued interest. The shares were exchanged with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

During the quarter ended June 30, 2012 we issued 302,939 shares of common stock as an inducement for a convertible lender to sell his debt to a third party. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

During the quarter ended June 30, 2012, we issued 416,000 shares of common stock to two former employees as a partial settlement of wages due them. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering.. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On July 9, 2012, the Company sold 1,875,000 shares of Series A-1 Preferred Stock to one entity for $150,000. Each share of Series A-1 Preferred stock is convertible into ten shares of common stock of the Company and each holder of such shares is entitled to vote on all matters that the common stock votes on an as-converted basis. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering.. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction

In July 2012, we issued 1,500,000 shares of Series A-1 Preferred Stock in exchange for seven notes in the aggregate principal amount of $150,000. The shares were exchanged with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

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

DATE: August 14 , 2012	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

