Form 10-Q/A
period 2012-06-30
Propell Corporation.
filed 2012-09-06
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q/A

Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

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

Propell Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Filing Date”), for the sole purpose of changing the amount of shares authorized on the consolidated balance sheet to 75,000,000 and furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PROPELL CORPORATION

PART I.—FINANCIAL INFORMATION

Propell Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

As of June 30, 2012 and December 31, 2011

Assets	June 30, 2012	December 31, 2011

Current Assets
Cash	$1,935	$5,242
Accounts receivable (net of allowances)	781	718
Prepaid expenses	651	27,266
Due from others	1,575	591
Deposits - current	0	1,849
Total Current Assets	4,942	35,666

Property and Equipment, net	2,500	3,582

Other Assets
Website URL, net	1,600	2,400

Total Assets	$9,042	$41,648
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$187,362	$290,678
Accrued liabilities	168,782	80,191
Accrued interest	456,444	340,760
Notes payable and advances – related parties	440,188	415,188
Convertible notes payable – related party	1,409,291	1,384,948
Derivative liability	104,783	57,925
Liabilities from discontinued operations	1,221,008	1,221,008
Total Liabilities	3,987,858	3,790,698

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 37,890,409 issued and outstanding; (25,911,539 issued and outstanding – 2011)	37,890	25,911
Additional paid-in capital	2,282,041	2,158,737
Accumulated deficit	(6,298,747)	(5,933,698)
Total Stockholders' Deficit	(3,978,816)	(3,749,050)

Total Liabilities and Stockholders' Deficit	$9,042	$41,648

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

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: September 6 , 2012	PROPELL CORPORATION (Registrant)

By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

