Form 10-Q
period 2012-09-30
Propell Corporation.
filed 2012-11-16
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-53488

PROPELL TECHNOLOGIES GROUP, INC.

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 757,871 shares of common stock, $.001 par value per share, as of November 8, 2012.

PROPELL TECHNOLOGIES GROUP INC.

PART I.—FINANCIAL INFORMATION

Propell Technologies Group Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

As of September 30, 2012 and December 31, 2011

Assets	September 30, 2012	December 31, 2011

Current Assets
Cash	$24,578	$5,242
Accounts receivable (net of allowances)	345	718
Prepaid expenses	1,469	27,266
Due from others	1,769	591
Deposits - current	-	1,849
Total Current Assets	28,161	35,666

Property and Equipment, net	2,021	3,582

Other Assets
Website URL, net	1,200	2,400

Total Assets	$31,382	$41,648

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$21,588	$290,678
Accrued liabilities	107,096	80,191
Accrued interest	503,058	340,760
Notes payable and advances – related parties	285,188	415,188
Convertible notes payable – related party	-	1,384,948
Convertible notes payable, net of debt discount	1,437,143	-
Derivative liability	221,453	57,925
Liabilities from discontinued operations	1,221,008	1,221,008
Total Liabilities	3,796,534	3,790,698

Stockholders' Deficit
Convertible preferred stock, $.001 per value; 10,000,000 shares authorized, 5,000,000 issued and outstanding; (0 issued and outstanding – 2011)	5,000	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 757,871 issued and outstanding; (518,231 issued and outstanding – 2011)	758	25,911
Additional paid-in capital	3,133,346	2,158,737
Accumulated deficit	(6,904,256)	(5,933,698)
Total Stockholders' Deficit	(3,765,152)	(3,749,050)

Total Liabilities and Stockholders' Deficit	$31,382	$41,648

The accompanying notes are an integral part of the financial statements.

Propell Technologies Group Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

NET REVENUES	$11,800	$77,641	$42,824	$137,334

COST OF GOODS SOLD	8,674	59,911	34,502	101,887

GROSS PROFIT	3,126	17,730	8,322	35,447

OPERATING EXPENSES	302,590	470,416	772,178	1,041,946

LOSS FROM OPERATIONS	(299,464)	(452,686)	(763,856)	(1,006,499)

OTHER INCOME – DEBT FORGIVENESS	93,955	0	193,298	0

LOSS FROM CONTINUING OPERATIONS	(205,509)	(452,686)	(570,558)	(1,006,499)

LOSS FROM DISCONTINUED OPERATIONS	0	0	0	0

NET LOSS	$(205,509)	$(452,686)	$(570,558)	$(1,006,499))

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.27)	$(0.98)	$(0.80)	$(2.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	757,871	461,800	704,501	458,494

The accompanying notes are an integral part of the financial statements.

Propell Technologies Group Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

As of September 30, 2012

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2009	-	-	449,652	$22,482	$1,694,614	$(2,889,202)	$(1,172,106)
Common shares issued in connection with services rendered	-	-	5,500	275	43,725	-	44,000
Recognition of stock based compensation in connection with common stock option grants	-	-	-	-	23,720	-	23,720
Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,670,449)	(1,670,449)
Balance, December 31, 2010	-	-	505,152	22,757	1,762,059	(4,559,651)	(2,774,835)
Common shares issued in connection with services rendered	-	-	34,300	1,715	204,785	-	206,500
Common shares issued in connection with conversion from debt to equity	-	-	28,779	1,439	99,115	-	100,554
Recognition of stock based compensation in connection with common stock option grants	-	-	-	-	92,778	-	92,778
Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,374,047)	(1,374,047)
Balance, December 31, 2011	-	-	518,231	25,911	2,158,737	(5,933,698)	(3,749,050)
Preferred shares sold	2,875,000	2,875	-	-	227,125	-	230,000
Preferred shares issued in connection with conversion from debt and interest to equity	2,125,000	2,125			176,935		179,060
Deemed dividend on preferred stock conversion feature					400,000	(400,000)	-
Recognition of stock based compensation in connection with common stock option grants	-		-	-	31,296	-	31,296
Common shares issued in connection with the conversion of debt and accrued interest to equity	-		223,199	11,160	45,106	-	56,266
Debt forgiveness by shareholders			-	-	51,557	-	51,557
Common shares issued to employees in settlement of wages	-		8,320	416	2,912	-	3,328
Common shares issued as an inducement to assign convertible debt	-		8,059	403	2,546	-	2,949
Par value adjustment and shares issued due to rounding in reverse stock split			62	(37,132)	37,132		-
Net loss for the nine months ended September 30, 2012				-	-	(570,558)	(570,558)
Balance, September 30, 2012	5,000,000	$5,000	757,871	$758	$3,133,346	$(6,904,256)	$(3,765,152)

The accompanying notes are an integral part of the financial statements.

Propell Technologies Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2012 and 2011

	For the nine months ended September 30,
Cash Flows From Operating Activities:	2012	2011
Net loss for the period	$(570,558)	$(1,006,499)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,562	1,473
Amortization expense	1,200	1,200
Loss on conversion of debt to equity	-	43,710
Gain on restructuring of liabilities	(193,298)	-
Change in value of derivative liability	163,528	-
Stock issued as inducement to convert debt	2,949	-
Amortization of debt discount	23,323	-
Issuance of stock options in connection with employment services	31,296	63,948
Stock issued for services rendered	-	86,861
Changes in Assets and Liabilities
Accounts receivable	373	(8,973)
Due from others	(1,178)	(1,698)
Deposits	350	(350)
Prepaid expenses	25,797	(1,613)
Inventory	-	(1,873)
Accounts payable	(3,726)	97,909
Accrued liabilities	40,283	36,104
Accrued interest	164,935	164,619
Net Cash Used in Operating Activities	(313,164)	(525,182)

Cash flows from investing activities:
Purchase of equipment	-	(700)
Net cash used in investing activities	-	(700)
Cash Flows From Financing Activities:
Proceeds from sale of preferred stock	230,000	-
Proceeds from notes and loans payable	20,000	250,000
Proceeds from convertible note	82,500	225,500
Net Cash Provided by Financing Activities	332,500	475,500

Net increase (decrease) in cash and cash equivalents	19,336	(50,382)
Cash and cash equivalents at beginning of period	5,242	56,639
Cash and cash equivalents at end of period	$24,578	$6,257
Supplemental Cash Flow Information:
Cash paid for interest	-	$-
Cash paid for income taxes	$800	$1,600
Supplemental Non-Cash Investing and Financing Activities:
Convertible notes and interest converted into Common stock	$53,628	$9,375
Notes and accrued interest converted into Preferred stock	$109,060	-
Accounts payable and loans converted into Preferred stock	$50,000	-
Common shares issued for services	$-	$60,000

The accompanying notes are an integral part of the financial statements.

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 1 – Organization and Summary of Significant Accounting Policies

(A) Description of the Business

Propell Corporation, a Delaware corporation (“Propell” or the “Company”) is an e-commerce and fulfillment provider of image-based personalized products and services.   On August 17, 2012, our stockholders approved an amendment to our Certificate of Incorporation to, among other things, formally change the name of the company from "Propell Corporation" to "Propell Technologies Group, Inc." The name change became effective on August 31, 2012. In addition, the stockholders elected to increase the number of authorized common shares to five hundred million.

(B) Reclassification Reverse Stock Split

On August 17, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a reverse split of our common stock at a ratio of 1-for-50. The reverse stock split was effective at the close of business on August 31, 2012. All historical share and per share amounts have been adjusted to reflect the reverse stock split. Our par value was not changed by the reverse stock split.

(C) Basis of Presentation

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

(D) Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

(E) Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

(F) Use of Estimates

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

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

(G) Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

(H) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the nine months ended September 30, 2012. Bad debt expense was $0 and $0 for the nine months ended September 30, 2012 and 2011.

(I) Risks and Uncertainties

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

(J) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At September 30, 2012 and December 31, 2011, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2012 and December 31, 2011, the balance did not exceed the federally insured limit.

(K) Property and Equipment

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

(L) Inventory

Inventory is stated at cost using the FIFO (first in, first out) method.

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

(M) Fixed and Intangible Assets

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

(N) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 55,280 stock options.  Since the Company reported a net loss for the three and nine months ended September 30, 2012 and 2011 respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(O) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, prepaid expenses, due from others, inventory, deposits, accounts payable, accrued liabilities, accrued interest, notes payable and advances – related parties and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments.

(P) Share-Based Payment Arrangements

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

(Q) Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2012, there have been no interest or penalties incurred on income taxes.

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

(R) Recent Accounting Pronouncements

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

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

(R) Recent Accounting Pronouncements (continued)

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

Note 2 – Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December, 31, 2011
Prepaid insurance	$1,469	$1,627
Prepaid investor relations	-	25,639
Prepaid expenses	$1,469	$27,266

Note 3 – Property and Equipment

Property and Equipment consisted of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December, 31, 2011
Furniture and fixtures	$500	$500
Computer and equipment	8,324	8,324
Total	8,824	8,824
Less accumulated depreciation/amortization	(6,803)	(5,242)
Property and equipment, net	$2,021	$3,582

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 4 – Accrued Liabilities

At September 30, 2012 and December 31, 2011 accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Wages	$99,125	$70,782
Taxes	134	165
Other	7,837	9,244
Total	$107,096	$80,191

Note 5 – Notes and Convertible Notes Payable

Convertible notes payable to Starline Capital Limited	Principal amount
15% convertible notes payable, due August 31, 2012	$1,167,500
6% convertible note due October 7, 2012	50,000
6% convertible note due June 7, 2012	38,100
8% convertible note due May 7, 2012	15,300
8% convertible note due June 12, 2012	32,500
6% convertible note due August 24, 2012	43,698
6% convertible note due October 23, 2012	50,000
8% convertible note due September 5, 2012	32,500
8% convertible note due December 12, 2012	32,500
Convertible debt discount	(24,955)
Total convertible notes payable	$1,437,143

In 2009 and 2010 the Company borrowed $1,067,500 under the terms of a convertible note payable with Remington Partners. During the twelve months ended December 31, 2011 the Company borrowed an additional $100,000 under the same note. Initially this note was convertible into shares of the Company’s common stock at the lenders option at the lower of $0.27 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010. In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million. In July, 2010, the Note-holder notified the Company of its intention to convert the Note, upon the Company completing a financing of at least $1.5 million. In February 2011, the Note was amended to increase the maximum amount to $2.0 million, to change the due date to August 31, 2011 and to allow the Company the option to convert the Note once it had raised $500,000 in new equity. In October 2011, the note was again amended to change the due date to August 31, 2012. All other terms remained the same. In June 2012, Starline Capital purchased the note from Remington Partners.

In June 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company Stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. By June 30, 2012, the Holder had exercised his right to convert the entire Note and interest into 21,687 shares of common stock.

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 5 – Notes and Convertible Notes Payable (continued)

In August 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; changing the due date to August 24, 2012; and adding a conversion feature whereby after December 7, 2011 the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through June 30, 2012, the Holder had exercised $6,302 of the debt into 62,220 shares of common stock. In June 2012, Starline Capital purchased the note from Tripod Group, LLC

In June 2011, the Company borrowed $40,000 under a one year unsecured note with Prolific Group, LLC. Interest accrues on the note at the rate of 6% per annum payable in common stock of the Company. This note is convertible by the holder into common stock of the Company any time after December 7, 2011 at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through June 30, 2012, the Holder had converted $1,900 of the debt into 8,942 shares of common stock. In June 2012, Starline Capital purchased the entire amount due from Prolific Group, LLC (See Subsequent Events, page F-12). As an inducement for Prolific to sell their debt, the Company issued to Prolific 6,059 shares of common stock.

In August, September and December 2011 and in March 2012, the Company borrowed $53,000, $32,500, $32,500 and $32,500 respectively, from Asher Enterprises, Inc. All four notes accrue interest at the rate of 8% per annum. They are due on May 12, 2012, June 12, 2012, September 5, 2012 and December 12, 2012, respectively. These notes are convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The notes have no financial covenants. Through June 30, 2012, the Holder had exercised its right to convert $37,700 of the $53,000 Note for 127,467 shares of common stock. In June 2012, Starline Capital purchased the notes from Asher Enterprises, Inc.

In October 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to October 7, 2012; and adding a conversion feature whereby the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through June 30, 2012, the Holder had not exercised his right to convert Note and interest. In June 2012, Starline Capital purchased the note from Tripod Group, LLC.

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

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 5 – Notes and Convertible Notes Payable (continued)

The conversion price may also be adjusted downward if, within three business days of receipt of a notice of conversion the common stock has a closing bid price which is five percent (5%) or lower than the price set forth in the notice of conversion. The Company shall have the right, at any time, to redeem the Notes in whole and pay to Tripod 125% of the then unpaid principal amount of the Notes. In June 2012, Starline Capital purchased the $50,000 Note from Tripod Group, LLC.

In connection with the issuance of the $150,000 Note, the Company issued to Tripod a note in the principal amount of $150,000 (the “Tripod Note”) that bears interest at a rate of 6% per annum and matures: (i) $50,000 on the earlier of: (x) August 23, 2012 or (y) the date that the first $50,000 is converted under the $150,000 Note, unless we do not meet the current information requirements under Rule 144 of the Securities Act of 1933, as amended, in which case the $50,000 shall be due on October 23, 2012 instead; (ii) $50,000 on the earlier of: (x) September 23, 2012 or (y) the date that the second $50,000 is converted under the $150,000 Note, unless we do not meet the current information requirements under Rule 144  in which case the $50,000 shall be due on October 23, 2012 instead; and $50,000 on the earlier of: (x) October 23, 2012 or (y) the date that the second $50,000 is converted under the $150,000 Note. The note was secured by four promissory notes of a third party issued to Tripod with a value of $10,000 left unconverted and promissory notes of such third party issued to Tripod in the aggregate principal amounts of $190,000.

On October 23, 2011, the Company entered into a Share Issuance Agreement with Tripod (the “Share Issuance Agreement”) pursuant to which the Company issued 2,000 shares of common stock (the “Shares”) to Tripod to be held in escrow and released as follows: (i) 667 of the Shares will be released to Tripod if the Company elects to disallow the conversion of $50,000 in principal of the $150,000 Note; (ii) 667 of the Shares will be released to Tripod if the Company elects to disallow the conversion of the second $50,000 in principal of the $150,000 Note; and (iii) the final 666 of the Shares will be released to Tripod if the Company elects to disallow the conversion of the final $50,000 of the $150,000 Note, in each case such $50,000 in principal of the $150,000 Note to be cancelled along with an offsetting $50,000 of the Tripod Note.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair values upon issuance of these notes were recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $53,283 and $201,776 for the three and nine months ended September 30, 2012, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the three and nine months ended September 30, 2012, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $27,049 and $34,330, respectively.

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 5 – Notes and Convertible Notes Payable (continued)

The Black-Scholes model was valued with the following inputs:

Stock Price – The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.10 to $2.25 in the period January 1, 2012 through September 30, 2012.

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt. Time to maturity ranged from 12 months to 0 months in the period January 1, 2012 through September 30, 2012.

Risk Free Rate – The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.11% to .4% in the period January 1, 2012 through September 30, 2012.

Volatility – The volatility was based on the historical volatility of the Company. The average volatility for the Company ranged from 74% to 154% in the period from January 1, 2012 through September 30, 2012.

Notes payable	Principal amount
10 % note to Joseph Abrams due December 15, 2011	$50,000
12 % note to Joseph Abrams due February 10, 2012	50,000
10% note to Joseph Abrams due May 20, 2012	25,000
10% note to Joseph Abrams due July 7, 2012	35,000
10% note to Joseph Abrams due July 27, 2012	20,000
Advances from Joseph Abrams – non-interest bearing	102,188
Loan from shareholder – non-interest bearing	3,000
Total notes payable and accrued interest	$285,188

In June 2010, the Company borrowed $100,000 under a one year unsecured note from a shareholder. Interest accrued on the note at the rate of 8% per annum. In June 2011, the shareholder sold his interest in $50,000 of this note to Tripod Group LLC. On August 8, 2011, Mr. Abrams agreed to convert the remaining $50,000 on the June 2010 Note and the accrued interest of $8,279.45 into 14,570 shares of the Company’s common stock ($0.08 per share). In July 2012, Mr. Abrams converted $100,000 in notes and $9,060 in accrued interest into 1,250,000 shares of the Company’s preferred stock.

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

During the period May 2011 through August 2011, Mr. Abrams loaned the Company an additional $150,000 in a series of unsecured one year notes all with the same terms. In August 2012, Mr. Abrams converted $70,000 of these notes and related accrued interest into Preferred stock. In addition to terms described in the table above, these notes have no financial covenants. In October 2011 through March 2012, Mr. Abrams advanced the Company $132,188, of which in August 2012 he converted $30,000 and related accrued interest into preferred stock. The Company is accruing interest at the rate of 10% per annum on the remaining balance.

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 6 – Notes Payable – Discontinued Operations

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

Note 7 – Stockholders’ Deficit

(A) Common Stock Issuances

For the nine months ended September 30, 2012

The Company issued 223,199 shares in connection with the conversion of $53,628 of convertible debt and related accrued interest. In addition, it issued 8,320 shares to two former employees as a partial settlement of wages due them and 8,059 shares as an inducement to convertible holders to sell their debt to a third party.

(B) Preferred Stock Issuances

In July 2012, The Board approved issuing up to 5,000,000 million shares of Series A-1 Convertible Preferred Stock.

Each share of Series A-1 Convertible Preferred stock is convertible into ten shares of common stock of the Company and each holder of such shares is entitled to vote on all matters that the common stock votes on an as-converted basis.

During the nine months ended September 30, 2012, the Company sold an aggregate of 2,875,000 shares of series A-1 Preferred Stock to one entity for $230,000.

During the nine months ended September 30, 2012, Mr. Abrams converted $100,000 of debt and $9,060 of interest due him into 1,250,000 shares of Series A-1 Convertible Preferred stock; Mr. Bernstein, our Chief Executive Officer, converted $20,000 of monies due him into 250,000 shares of Series A-1 Convertible Preferred stock; certain other debt holders converted $50,000 of monies due them into 625,000 Series A-1 Convertible Preferred stock.

(C) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At September 30, 2012 and December 31, 2011, there were 55,280 and 96,880, respectively options issued and outstanding under the Stock Plan.

Propell Technologies Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 7 – Stockholders’ Deficit (continued)

(C) Stock Option Plan

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. No shares were issued during the six months ended September 30, 2012 to employees and consultants.

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•	Annually over one, two or three years
•	Monthly over one year
•	Immediately upon grant

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2010	39,480	$18.50	8.03	0
Granted	92,800	6.00
Exercised	-	-
Forfeited	(35,400)	16.50
Balance, December 31, 2011 - Outstanding	96,880	7.50	9.12
Granted	0
Exercised	0
Forfeited	(41,600)	5.00
Balance, September 30, 2012 - Outstanding	55,280	7.50	7.57	$0
Balance, September 30, 2012 - Exercisable	35,822	10.00	6.72	$0

Note 8 – Going Concern

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

Note 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of September 30, 2012 and September 30, 2011, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

Company Overview

Propell Corporation is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, which was formed solely for the purpose of the merger of CMI with and into Propell. As part of this transaction, the Company issued an aggregate of 108,000 shares to the former shareholders of CMI.

On May 6, 2008, the Company acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary. A total of 41,298 shares of the Company’s common stock were issued to the members of Mountain Capital, LLC and a total of 2,722 shares of the Company’s common stock were issued to the members of AUL.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three and nine months ended September 30, 2012.

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

Consolidated Results of Operations for the three months ended September 30, 2012 and September 30, 2011

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, net revenues decreased $65,841 or 84% as a result of our ceasing soliciting new business and marketing due to lack of funds.

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 cost of goods decreased $51,237 or 86%, and our gross margins increased from 23% to 26%. This increase in gross margin was a direct result of a change in the mix of products sold. Operating expenses during these periods decreased $167,826 or 36%. This decrease was the direct result of lower operating costs due to laying off all full-time staff and the CEO working without compensation. The Company also recorded other income of $93,955 from extinguishing debt to a number of vendors.

Consolidated Results of Operations for the nine months ended September 30, 2012 and September 30, 2011

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, net revenues decreased $94,510 or 69% as a result of our ceasing sales and marketing activities due to lack of funds.

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 cost of goods decreased $67,385 or 66%, and our gross margins decreased from 26% to 19% the same as the comparable nine months last year. This decrease in gross margin was a direct result of lower sales and our inability to increase prices to match the increased cost of materials. Operating expenses during these periods decreased $269,769 or 26%. This decrease was the direct result of lower operating costs due to laying off all full-time staff except the CEO.

The Company also recorded other income of $193,298 from extinguishing debt to a number of vendors.

Propell’s primary use of cash for the nine months ended September 30, 2012, was to fund our losses from continuing operations, offset by an influx of $230,000 from the sale of preferred stock, $52,500 in cash from notes and loans payable and convertible notes payable. Net cash used in operating activities from continuing operations was $313,164 for the nine months ended September 30, 2012 down from $525,182 for the comparable nine months last year. Over the last several months, the Company has been actively renegotiating its debt and accounts payable as reflected in the aforementioned $193,298 gain from extinguishing debt and an additional $51,557 in debt forgiveness from shareholders.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to further develop our Internet initiatives and expand our marketing of our existing product line.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities, issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $6,360,517 through September 30, 2012. We have incurred negative cash flow from operations since we started our business. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort.

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

As of September 30, 2012, we have notes, net of debt discount, in the aggregate principal amount, net of the convertible debt discount of $1,722,331 outstanding. Of such amount, notes in the principal amount of $1,589,831 are past due, and the balance of the notes are due in 2012. We do not have the funds to repay these loans. We will need to raise additional funds in order to repay these loans or negotiate the conversion of these loans into equity. Such discussions are ongoing. We cannot assure you that additional financing will be available if needed on terms favorable to us. During the year, we exchanged notes and accounts payable in the aggregate principal amount of $170,000 for 2,125,000 shares of our Series A-1 preferred stock (1.25 shares for each $1 of principal debt).

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

During the quarter ended September 30, 2012, the Company issued 1,000,000 shares of Series A-1 Preferred Stock to one entity in exchange for notes evidencing an advance of $80,000. The Series A-1 shares were issued to existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

Item 3. Defaults upon senior Securities

Our CMI subsidiary is in default on four separate loans which in the aggregate is approximately $848,916, and which are either made or guaranteed by the U.S. Small Business Administration (SBA). As a result, the Bank seized CMI’s assets which were pledged to secure the loans.

Currently, notes in the aggregate amount of $1,609,598 are past due. The Company is negotiating with the two lenders involved.

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

DATE: November 14 , 2012	PROPELL CORPORATION (Registrant)

	By:	/s/Edward L. Bernstein
Edward L. Bernstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

