Form 10-K
period 2012-12-31
Propell Technologies Group, Inc.
filed 2013-04-15
CIK 1434110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2012

000-53488
Commission file number

PROPELL TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Commerce Street
Houston, Texas 77002
(Address of principal executive offices)

(713) 227-0480
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates as of June 30, 2012 was approximately $10,620,524 based on the price at which the common stock was last sold prior to such date.

The Registrant has 134,432,871 shares of common stock outstanding as of April 9, 2013.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Item 1. Business

As used in this Annual Report on Form 10-K, references to “Propell,” the “Company,” “we,” or “us,” refer to Propell Technologies Group, Inc., unless the content otherwise indicates.

Our Company

Since 2010 and until recently, we were engaged exclusively in the on-demand e-commerce line of business. On February 4, 2013, we commenced operations in a second line of business by effecting a Share Exchange Agreement with the shareholders of Novas Energy (USA), Inc. (“Novas”), under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our common stock.  Novas has an exclusive license for the right to engage in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil in the United States.  This technology has to date only been used outside of the United States.  While our primary focus has now shifted to the further development of our oil recovery technology; we intend to continue to carry on our on-demand e-commerce line of business while we evaluate the opportunities in the oil recovery line of business.

Our principal offices are located at 1701 Commerce Street, Houston, Texas 77002. Our telephone number is (713) 227-0480. Our fiscal year end is December 31.

History

Propell Technologies Group, Inc. (fka Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, the Company acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of the Company’s common stock to the members of Mountain Capital, LLC and a total of 2,721 shares of the Company’s common stock to the members of AUL.  (the shares referenced above are in pre-split amounts, that is prior to our 50-to-1 reverse split in August 2012). In 2010 AUL and AMS were dissolved.  In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated.  On July 6, 2012, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 5,000,000 shares as Series A-1 Convertible Preferred Stock.  On August 17, 2012, we filed and amendment to our Certificate of Incorporation, which increased the number of shares of our authorized common stock to 500,000,000 shares, effectuated a 50:1 reverse split of the number of shares of our outstanding common stock and changed our name to Propell Technologies Group. Inc. On February 4, 2013, we acquired all of the outstanding shares of Novas and Novas became our wholly owned subsidiary.

NOVAS OIL RECOVERY ENHANCEMENT

On January 30, 2013, Novas entered into an exclusive, perpetual royalty bearing license agreement with Novas Energy Group Limited (“Licensor”) which granted Novas the right to practice in the United States the proprietary process of the Licensor and utilize its apparatus for enhanced oil production.  The license agreement provides Novas with the right to practice the licensed process and to utilize the technology to provide services to third parties and for itself as well, and to sublicense the technology in the United States. Although it has never been utilized in the United States, the process has been successfully utilized outside of the United States for several years. The Licensor has filed for patent protection of its technology in the United States.  The process utilizes a downhole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.  Our current technology and tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells.  We are currently in the process of developing a tool to treat 4 ½-inch cased wells and also horizontal wells.  We anticipate the smaller diameter tool to be available in the 3rd quarter of 2013 and anticipate testing the new horizontal tool in the 4th quarter of 2013.

Numerous companies have utilized the Plasma Pulse Technology that Novas has licensed in the treatment and stimulation of oil wells throughout the Russian Federation, China, Kazakhstan, Uzbekistan and Czech Republic. The tool and subsequent well treatment have been credited with increasing oil production and injector well fluid flow in over 150 wells outside of the United States. It does so without any chemicals associated with hydraulic fracturing and therefore is deemed to be environmentally friendly. The treatment was created to clear the well drainage area of sedimentation clogging at the perforation zone and increase the permeability of the reservoir at the same time.  The tool has also been used (in Russia) in the completion of new vertical well drills instead of a completion frack and results have been shown to be similar to fracking.

The process once applied should be effective for approximately nine months to one year and thereafter can be reapplied as needed. The success of our application of our enhanced oil technology largely depends upon the correct selection of candidate wells.  The candidate well requirements are: no behind the casing flow; well bore inclination does not exceed 50 degrees; reservoir temperature is less than 110 degrees Celsius, porosity is no more than 30 degrees; permeability is at least 2-4mD; reservoir pressure is below 500 atm; presence of a drilling sump; fluid in the hole above the perforations, the number of perforation holes is greater than 10 per meter and the reservoir pressure is greater than the saturation pressure. Additionally when selecting a target well or oil field we look at the various formations such as limestone, sandstone, tight sand, dolomite, shale or clay.  We look at well logs and do analysis on the reservoir drive system (water, gas, gravity) and water cuts.  Depending upon our analysis of a candidate well we develop a unique treatment plan.  As an example a “softer” rock such as dolomite may receive 20 plasma pulses in each 12 -18 inch perf zone compared to a tight sand where we may release 50 or more plasma pulses.  We may also vary the time in between pulses and the frequency and size of the pulses.

Our initial target customer is one with several smaller marginal or “stripper “oil wells that have experienced reduced oil production. We believe that the U.S. target market is indeed large since according to the Interstate Oil and Gas Compact Commission’s (IOGCC) 2009 production report there were 394,202 marginal wells producing 275,409,538 barrels of oil per day.  IOGCC defines a marginal or stripper well as a well that the produces 10 barrels of oil or 60 Mcf (1,000 cubic feet) of natural gas per day or less. Generally, these wells started their productive life producing much greater volumes using natural pressure. Over time, the pressure decreases and production drops. That is not to say that the reservoirs, which feed the wells, are necessarily depleted. We also intend to target newer wells that were drilled in the last 10 years that have experienced declined production.

We also intend to enter into  the new vertical well service segment to compete with fracking and acidizing competitions.  Total U.S. drilling in 2011 was 44,732 and that number is forecasted to remain constant for the next 5 years according to the 2013 World Oil – Oil & Gas Industry Forecast.  Of the approximately 45,000 total wells drilled in 2012 we estimated that 31,500 or 70.0% were oil wells and the remainder were gas wells that are not our target.  Of the 31,500 oil wells drilled approximately 15,750 or 50% were vertical wells. We believe that the size of the market will continue to grow for our technology as we already have the ability to treat certain existing wells, and we estimate that approximately 43 new wells are being drilled every day.

Our Plan

Initially, we intend to derive revenue from customers based upon a percent of their increased oil production revenue.  We intend to provide customers with a free demonstration of our technology at one of their sites with an agreement that if successful and there is an oil recovery gain that we will share in the increased revenue derived from such gain.   Alternatively, we also intend to perform enhancement services for customers for a fixed fee per well or to sublicense the technology to others who will perform the services that we would otherwise perform and pay us a fee for such sublicense. In addition, we may seek to acquire underperforming wells and use the technology on the wells we acquire to produce revenue.

Intellectual Property

We license the “Plasma-Pulse Technology” from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license we entered into in January 2013. The license agreement provides us with the exclusive right to practice the licensed process and to utilize the technology to provide services to third parties and for ourselves as well as to sublicense the technology in the United States.  The license is limited to the United States.  It also provides that we will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement.  All royalty payments made by us as well as sublicensing revenue paid by us to Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, Licensor has the right to terminate the license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and we are responsible for costs of obtaining marketing approvals.   Licensor has the right to terminate the license agreement upon our breach or default.  If Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

On August 20, 2012, the Licensor filed a Provisional Patent Application (No. 61/684,988 entitled Process and Apparatus For The Production Enhancement of Hydrocarbon Deposits Using Metallic Plasma-Generated, Directed, Nonlinear, Wide-Band and Elastic Oscillations at Resonance Frequencies) with the US Patent and Trademark Office.

Marketing

To date, we have presented our technology at several conferences focused on worldwide energy concerns. We have presented at Energy Prospectus Group, the Winter North American Prospect Expo (NAPE) and HIS CERAWeek 2013.

Regulation

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations.

Typically oil enhancements such as hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority. As a result, we may be subject to additional permitting requirements for our operations.  These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. In addition, legislation introduced in Congress would provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids. Moreover, on November 23, 2011, the EPA announced that it was granting in part a petition to initiate a rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in oil and gas exploration and production. Further, on May 4, 2012, the Department of the Interior's Bureau of Land Management ("BLM") issued a proposed rule to regulate hydraulic fracturing on public and Indian land.

On August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or "green completions" on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells are required to use completion combustion device equipment (i.e., flaring) by October 15, 2012 if emissions cannot be directed to a gathering line. Further, the final rules under NESHAPS include maximum achievable control technology (MACT) standards for "small" glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. We are currently reviewing this new rule and assessing its potential impacts. Compliance with these requirements, especially the imposition of these green completion requirements, may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition to these federal legislative and regulatory proposals, some states in which we operate, such as Pennsylvania, West Virginia, Texas, Kansas, Louisiana and Montana, and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. For example, the Railroad Commission of Texas adopted rules in December 2011 requiring disclosure of certain information regarding the components used in the hydraulic fracturing process. In addition, Pennsylvania's Act 13 of 2012 became law on February 14, 2012 and amended the state's Oil and Gas Act to impose an impact fee for drilling, increase setbacks from certain water sources, require water management plans, increase civil penalties, strengthen the Pennsylvania Department of Environmental Protection's (PaDEP) authority over the issuance of drilling permits, and require the disclosure of chemical information regarding the components in hydraulic fracturing fluids.

OSHA and Other Laws and Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA), and comparable state laws. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations. Also, pursuant to OSHA, the Occupational Safety and Health Administration has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.

Oil Pollution Act. The Federal Oil Pollution Act of 1990 (OPA) and resulting regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term "waters of the United States" has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA assigns joint and several strict liability to each responsible party for oil removal costs and a variety of public and private damages. We believe that we substantially comply with the Oil Pollution Act and related federal regulations.

Clean Water Act. The Federal Water Pollution Control Act (Clean Water Act) and resulting regulations, which are primarily implemented through a system of permits, also govern the discharge of certain contaminants into waters of the United States. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease construction or operation of certain facilities or to cease hauling wastewaters to facilities owned by others that are the source of water discharges. We believe that we substantially comply with the Clean Water Act and related federal and state regulations.

Competition

Competition in the oil industry is intense.  We will compete with other technologies such as gas injection, polymer flooding, microbial injection and thermal methods,  As a new technology, we will compete with many of the other technologies that have been proven to be economically successful in enhancing oil production in the United States. We also actively compete against other companies with substantial financial and other resources.

PROPELLSHOPS

In our on-demand e-commerce business we enable turnkey e-commerce web sites for education, military and media partners under the registered trademark PropellShops® in which we sell apparel and other merchandise branded with the organization’s logo or other artwork, providing all necessary technology, on-demand manufacturing, marketing and fulfillment services at no risk or cost to its partners, and share resulting revenue with the partners.

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

Regulation

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

Competition

Competition in online photo and merchandise space takes several forms. Photo sharing web sites are designed for consumers and are optimized for sharing and printing photos, and creating photo merchandise from those images. Competitors include Shutterfly, Snapfish, Photobucket, Webshots, and social networking sites such Facebook, as well as the web sites of photo retailers such as Walgreens, Wal-Mart and CVS.

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

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide risk factors.

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

Our website is www.propell.com. It provides a link to the SEC’s website at www.sec.gov that provides, free of charge, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports and forms.  We will voluntarily provide electronic or paper copies of our filings free of charge upon request. Information on our website is not incorporated by reference into this report.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease offices in Houston, Texas.  Our office in Houston consists of approximately 2200 square feet.  We believe if we lost our lease at these premises, we could promptly relocate within 30 days. We also lease approximately 1,000 square feet of office space in San Anselmo, California on a month-to-month basis. We intend to close the San Anselmo office and consolidate all operations in the Houston office.

Item 3. Legal Proceedings

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the OTC Bulletin board under the symbol PROP. The following table sets forth the high and low sale prices for our common stock for the periods indicated.

	High	Low
Fiscal Year 2012
First Quarter	$2.250	$.70
Second Quarter	.825	.15
Third Quarter	1.25	.10
Fourth Quarter	.71	.36

Fiscal Year 2011
First Quarter	0.32	0.19
Second Quarter	0.19	0.11
Third Quarter	0.18	0.08
Fourth Quarter	0.13	0.05

The last reported sale price of our common stock on the OTC Bulletin board on April 5, 2013, was $0.61 per share. As of April 5, 2012, there were approximately 105 holders of record of our common stock and 11 holders of record of our Series A-1 Preferred Stock.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

During the quarter ending March 31, 2012 we issued 42,627 shares of the Company’s common stock in connection with the conversion of $22,385 of debt and related accrued interest. The shares were issued to existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

During the quarter ending March 31, 2012 we issued a note in the principal $25,000 that accrued interest at a rate of 10% per annum and was later exchanged for a new note in November 2012. The note issuance  was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Act for this transaction.

During the quarter ending March 31, 2012, the Company borrowed $32,500 under a nine month unsecured convertible note from a shareholder. The note accrued interest at the rate of 8% per annum, was due on December 12, 2012 and was convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The issuance of the securities qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The note issuance was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Act for this transaction.

During the quarter ended June 30, 2012 we issued 180,572 shares of common stock in connection with the conversion of an aggregate of $31,243 of convertible debt and related accrued interest. The shares were exchanged with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

During the quarter ended June 30, 2012 we issued 8,059 shares of restricted common stock as an inducement for a convertible lender to sell his debt to a third party and 8,320 shares of common stock to two former employees as a partial settlement of wages due them. The issuances of the securities qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) since the issuances by us did not involve a public offering. The offering was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Act for this transaction.

During the quarter ended September 30, 2012 we sold 2,875,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred”) to one entity for $230,000 and issued 250,000 shares of Series A-1 Preferred to the Company’s Chief Executive Officer, Edward L. Bernstein, as payment of $20,000 owed to Mr. Bernstein for services rendered. The issuance of the securities qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Act for this transaction.

During the quarter ended September 30, 2012 we retired $159,060 of debt, including interest thereon of $9,060, by issuing 1,875,000 shares of Series A-1 Preferred. The shares were exchanged with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

Effective November 20, 2012, we exchanged debt issued to two investors in the aggregate principal amount of $2,304,311, including interest thereon of $560,052, for two new convertible notes, one in the principal amount of $1,680,000 and the other in the principal amount of $320,000. The notes were issued to existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

During the period ending December 31, 2012 we issued two convertible notes in the principal amount of $20,000 and $25,000, respectively, to an investor who is also a shareholder. The notes accrues interest at a rate per annum of 6% and, at the option of the holder, are convertible into shares of our common stock, at the higher of $.05 per share or 50% of the average closing price of our common stock on the three days prior to the conversion date. The offer and issuance of the notes was not registered under the Securities Act of 1933 in reliance on the exemption from federal registration under Section 4(a) (2) of the Securities Act of 1933, based on our belief that the offer and sale of the Common Stock did not involve a public offering as the investors were “accredited investors” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offering.

During the period ending December 31, 2012, the Company issued 1,000,000 shares of Common Stock to Edward L. Bernstein, the Company’s Chief Executive Officer, as payment of wages owed to Mr. Bernstein, and 200,000 shares to two consultants (100,000 shares each), for services rendered. The issuance of the securities qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Act for this transaction.

On February 4, 2013, we entered into a Share Exchange Agreement with the ten shareholders of Novas whereby we exchanged 100,000,000 of its shares of common stock for all of the issued and outstanding shares of Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of ours and the shareholders of Novas were issued shares of our common stock representing in the aggregate approximately 56% of our outstanding voting power (including common and preferred shares).  The offer and issuance of the shares of Common Stock was not registered under the Securities Act of 1933 at the time of issuance, in reliance on the exemption from federal registration under Section 4(a) (2) of the Securities Act of 1933, based on our belief that the offer and sale of the Common Stock did not  involve a public offering as the investors were “accredited investors” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offering.

During the first calendar quarter of 2013, we  issued (i) an aggregate of 25,000,000 shares of our Common Stock to convertible note holders upon conversion of an aggregate of $500,000 principal amount of notes held by such noteholders (See also Note 5 – “Notes and Convertible Notes Payable” for discussion of the Exchange Notes), (ii) 6,875,000 shares of Common Stock upon conversion of 687,500 shares of Series A-1 Preferred Stock, and (iii) 600,000 shares of our Common Stock as payment for employee and consulting services rendered. The shares issued for the notes and preferred stock conversions were issued to existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933. The shares issued for services rendered qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Act for this transaction.

On March 6, 2013, we issued an option exercisable for 10,000,000 shares of our common stock with an exercise price equal to $0.25 per share to John Huemoeller II, our Chief Executive Officer in accordance with the terms of his employment agreement.  The option vested immediately as to 2,500,012 shares of common stock and the balance pro rata, on a monthly basis, over thirty-six months, with accelerated vesting upon a Change of Control, termination by the Company without Just Cause or by Mr. Huemoeller for Good Reason. The options qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since he agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Act for this transaction.

On March 6, 2013, we issued an option exercisable for 1,000,000 shares of our common stock with an exercise price equal to $0.25 per share to .John Zotos, our director, of which 250,012 shares vested immediately and the remaining options are to vest on a monthly basis over a three-year period, subject to acceleration upon certain events. The options qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since he agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Act for this transaction.

On April 1, 2013, we issued options to three members of our Board of Directors exercisable for an aggregate of 55,386 share of our common stock at an exercise price of $.65  per share. The options qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since he agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Act for this transaction.

Securities Authorized For Issuance under Equity Compensation Plans

PROPELL TECHNOLOGIES GROUP, INC. 2008 STOCK OPTION PLAN

Our board of directors adopted the Propell Technologies Group, Inc. 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan originally allowed for a grant of up 5,000,000 shares of common stock; however, after the reverse stock split in August 2012, a total of 100,000 shares of the Company’s Common Stock are available for grant pursuant to the Plan. The Plan allows the Company to grant options to employees, officers and directors of the Company and its subsidiaries; provided that only employees of the Company and its subsidiaries may receive incentive stock options under the Plan. The Company has granted a total of 93,816 options as of April 1, 2013.  Set forth below is detail with respect to issuances under the Plan.

Plan category	Number of securities Issued under equity compensation plan	Weighted-average Exercise price of outstanding options	Number of securities Remaining available for Future issuance under Equity compensatio plans

Equity compensation plans approved by security holders	0
Equity compensation plans not approved by security holders	93,816	$10.00
Total	93,816	$10.00	6,184

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2012 and 2011 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

Company Overview

Since 2010 and until recently, we were engaged exclusively in the on-demand e-commerce line of business. On February 4, 2013, we commenced operations in a second line of business by effecting a Share Exchange Agreement with the shareholders of Novas Energy (USA), Inc. (“Novas”), under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our common stock.  Novas has an exclusive license for the right to engage in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil in the United States.  This technology has to date only been used outside of the United States.  While our primary focus has now shifted to the further development of our oil recovery technology; we intend to continue to carry on our on-demand e-commerce line of business while we evaluate the opportunities in the oil recover that line of business.

On January 30, 2013, Novas entered into an exclusive, perpetual royalty bearing license agreement with Novas Energy Group Limited (“Licensor”) which granted Novas the right to practice in the United States the proprietary process of the Licensor and utilize its apparatus for enhanced oil production.  The license agreement provides Novas with the right to practice the licensed process and to utilize the technology to provide services to third parties and for itself as well, and to sublicense the technology in the United States. Although it has never been utilized in the United States, the process has been successfully utilized outside of the United States for several years. The Licensor has filed for patent protection of its technology in the United States.  The process utilizes a downhole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.  Our current technology and tools only work in vertical wells with a minimum of 5 ½ casings and not in horizontal wells.  We are currently in the process of developing a tool to treat 4 ½ cased wells and also horizontal wells.  We anticipate the smaller diameter tool to be available in the 3rd quarter of 2013 and anticipate testing the new horizontal tool in the 4th quarter of 2013.

Numerous companies have utilized the Plasma Pulse Technology that Novas has licensed in the treatment and stimulation of oil wells throughout the Russian Federation, China, Kazakhstan, Uzbekistan and Czech Republic. The tool and subsequent well treatment has been attributed with increasing oil production and injector well fluid flow in over 150 wells outside of the United States. It does so without any chemicals associated with hydraulic fracturing and therefore is deemed to be environmentally friendly. The treatment was created to clear the well drainage area of sedimentation clogging at the perforation zone and increase the permeability of the reservoir at the same time.  The tool has also been used (in Russia) in the completion of new vertical well drills instead of a completion frack and results have been shown to be similar to fracking.

Initially, we intend to derive revenue from customers based upon a percent of their increased oil production revenue.  We intend to provide customers with a free demonstration of our technology at one of their sites with an agreement that if successful and there is an oil recovery gain that we will share in the increased revenue derived from such gain.   Alternatively, we also intend to perform enhancement services for customers for a fixed fee per well or to sublicense the technology to others who will perform the services that we would perform and pay us a fee for such sublicense. In addition, we may seek to acquire underperforming wells and use the technology on the wells we acquire to produce revenue.

In our on-demand e-commerce business we enable turnkey e-commerce web sites for education, military and media partners under the registered trademark PropellShops® in which we sell apparel and other merchandise branded with the organization’s logo or other artwork, providing all necessary technology, on-demand manufacturing, marketing and fulfillment services at no risk or cost to its partners, and share resulting revenue with the partners.

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

OUR PLAN OF OPERATIONS

Our Company

We are a Delaware corporation engaged in two lines of business.  To date, all of our revenue has been derived from our e-commerce line of business.  We are currently evaluating this line of business and have substantially reduced our marketing activities and reduced our labor force during this evaluation period.  Our primary focus is on the commercial application of the “Plasma-Pulse Technology” that we license to enhance the recovery of oil in the United States. Although the technology has only been proven outside of the United States, we are currently modifying the apparatus used by the Licensor outside of the United States so that it can be used on oil wells in the United States.  We anticipate completion of the modified apparatus by the end of the second quarter of this year at which time we will then be able to demonstrate the technology’s capability. Initially, we expect to offer our services to independent oil wells for a percentage of the revenue that our customers derive from the additional production resulting from the use of our technology.  We may also charge a service fee for use of the technology as opposed to a percentage of revenue.  In addition, we may acquire wells and us the technology on our acquired wells to increase their production.  Our anticipated customers are the owners of independent oil wells.

Our results of operation for the year ended December 31, 2012 and 2012 involve the sales and operations from PropellShops since Novas was acquired subsequent to December 31, 2012.  Our current e-commerce customers include eChalk, the Los Angeles Times, the Navy Exchange Command, and numerous K-12 schools and universities, through e-commerce web sites. In addition, our management has a long track record of delivering a variety of consumer and photo products, services and logistics to partners, including Wal-Mart, Walgreens, CVS and Rite-Aid. Our ability to continue to fulfill customer orders and expand our business during the prior year has been dependent upon us raising additional funding. Due to limited capital and related staff reductions, we had reduced our outbound sales and marketing activities.  Although we continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops, our activity during the year was limited due to our financing needs.

To date we have financed our operations from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner.   We have incurred an accumulated deficit of $6,211,915 through December 31, 2012.   We cannot provide any assurance that we will be able to achieve profitability.

Our fiscal year end is December 31.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2012.

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

Results of Operations 2012

Our results of operations for the years ended December 31, 2012 and 2011 does not include Novas since we acquired Novas after December 31, 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011.

The following table sets forth our results of operations, excluding discontinued operations, for the years ended December 31, 2012 and December 31, 2011 in absolute dollars and as a percentage of revenue. It also details the changes from the prior fiscal year in absolute dollars and in percentages. We have reported the results of operations of businesses we discontinued in 2010 [and 2011] as discontinued operations for both the year ended December 31, 2012 and the year ended December 31, 2011. See “Discontinued Operations.”

	Fiscal Year ended December 31,
		% of		% of	Change from 2011
	2012	Revenue	2011	Revenue	Variance	%

Net revenues	$59,915		$204,796		$(144,881)	-242%
Product cost	46,916	78%	138,874	68%	(91,958)	-196%
Gross profit	12,999	22%	65,922	32%	(52,923)	-407%
Operating expenses	546,735	913%	1,217,938	719%	(671,203)	-123%
Operating loss	533,736	-891%	(1,152,016)	687%	1,685,752	316%
Interest and other income, net	255,519	426%	(222,031)	17%	477,550	187%
Loss from continuing operations	(278,217)	464%	(1,374,047)	677%	1,095,830	-394%
Loss from discontinued operations	$-	0%	-	0%	-	0%
Net loss	$(278,217)	464%	$(1,374,047)	677%	$1,095,830	-394%

Continuing Operations

Net Revenues

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, PropellShops revenue decreased from $204,796 to $59,915 or 70.7% due to reduced sales and marketing activities due to lack of funds.

Gross Profit

Gross profit decreased from $65,922 or 32% of revenue for the year ended December 31, 2011 to a profit of $12,999 or 22% of revenue for the year ended December 31, 2012. Gross margins became unsustainable with the Company experiencing decreased sales.

Operating Expenses

Operating expenses decreased from $1,217,938 for the year ended December 31 2011 to $546,735 for the year ended December 31 2012, due to reduced sales and general and administrative expenses.

Discontinued Operations

At the end of the fiscal year we had no operating subsidiaries. Crystal Magic (CMI), which operated our laser etching business, ceased operations in June 2010.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our equity securities and issuance of convertible and non-convertible debt.

We have incurred an accumulated deficit of $6,211,915 through December 31, 2012. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our current tool development. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next quarter. Our ability to continue to fulfill customer orders and expand our business is dependent upon us raising additional funding in the near term. Due to limited capital and related staff reductions, we have reduced our outbound sales and marketing activities until such time that more working capital can be secured or is generated from sales growth.  We continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops. However, our lack of cash makes it difficult for us to purchase necessary products and retain employees for our PropellShops.

On October 31, 2012 and November 26, 2012, we issued a convertible note in the principal amount of $20,000 and $25,000, respectively, to an investor who is also a shareholder. The notes accrues interest at a rate per  annum of 6% and, at the option of the holder, are convertible into shares of our common stock, at the higher of $.05 per share or 50% of the average closing price of our common stock on the three days prior to the conversion date.

Effective November 20, 2012, we exchanged debt issued to two investors in the aggregate principal amount of $2,304,311 plus interest of $560,052 for two new convertible notes, one in the principal amount of $1,680,000 and the other in the principal amount of $320,000. The notes accrue interest at a rate of 6% per annum, mature on November 19, 2017 and, at the discretion of the holder, are convertible into common stock at a conversion price of $.02 per share.

Twelve Months Ended December 31, 2012 - Cash Flow Activity

During 2012, the Company raised a total of $377,500 through the issuance of preferred stock ($230,000) and convertible notes totaling $147,500. In addition, the Company was required to accrue certain salaries, defer rent and negotiate settlements of wages and other payables.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

See page F-1 through F-20.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2012.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who is also the Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO who also serves as the Principal Financial Officer concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company’s intends to retain additional individuals to remedy the ineffective controls.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that ended December 31, 2012. The COSO framework required rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system.  Based on the assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting were ineffective based on those criteria.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

John W. Huemoeller II (1)	57	Chief Executive Officer/President/Director

John Zotos (2)	58	Secretary, Director

Edward L. Bernstein (3)	61	Chairman of the Board

Mark Kalow (4)	58	Director

James Fuller	70	Director

(1)	On March 6, 2013, Mr. Huemoeller was appointed as our Chief Executive Officer and President and a director.
(2)	On March 6, 2013, Mr. Zotos was appointed as our Secretary and a director.
(3)	On March 6, 2013, Mr. Bernstein resigned as our Chief Executive Officer and President
(4)
On January 19, 2012, we received written notice of the resignation of James Wallace as Vice President and Secretary, effective as of January 19, 2012. Mr. Kalow temporarily assumed the role of Assistant Secretary to fill the vacant position until March 6, 2013 when Mr. Zotos assumed the position of Secretary.

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

John W. Huemoeller II

Mr. Huemoeller has been our Chief Executive Officer and President, as well as Chief Financial Officer, since March 6, 2013.  He also currently serves as the Chief Executive Officer and a director of Novas. Mr. Huemoeller has over 30 years experience in investment banking, finance, sales and marketing. Mr. Huemoeller began his career as an investment advisor in 1982 with M.L. Stern & Company a municipal bond firm in California and became a registered principal in 1985 managing retail brokers. He has previously been registered with various state insurance boards, as well as with the Chicago Board of Trade as a commodities broker. John has worked for Smith Barney, Drexel Burnham Prudential Securities, and Paine Webber and has extensive experience in stocks, bonds, commodities, mergers and acquisitions, leveraged buyouts and private placement transactions.

From April 2012 to present, Mr. Huemoeller has been the President of Joshua Tree Capital Inc., an independent corporate finance advisory firm specializing in providing strategic capital formation guidance to public and private small cap oil and gas companies. From March 2009 to April 2012, Mr. Huemoeller was a FINRA-registered investment banker focused on all aspects of taking companies public, deal structure and Institutional placement of both debt and equity transactions with Buckman, Buckman and Reid.  From August 2008 to March 2009, Mr. Huemoeller worked with Greenstone Holdings Group, LLC, an advisory firm with an emphasis on helping Chinese Companies go public in the U.S. From January 2008 to July 2008, Mr. Huemoeller worked at Aspenwood Capital, a division of Green Drake Securities as an Investment Banker. Mr. Huemoeller previously served as Chairman and CEO of HumWare Media Corp, a publicly traded software development, media and technology company which he started in 1998 and was responsible for acquisition strategies and the day-to-day corporate operations.  Mr. Huemoeller is co-author of U.S. Patent #5,855,005. Mr. Huemoeller completed various studies in the Bachelor of Business Administration Program at the University of Minnesota and has previously held Series 3, 7, 24, 63 and 79 Securities Licenses.

Mr. Huemoeller’s financial experience, specifically with oil and gas companies, provide him with the attributes that make him a valuable member of the Company’s Board of Directors.  His service on other public company board’s brings to us important knowledge regarding corporate governance.

John Zotos

Mr. Zotos was appointed as a director on November 2012. He currently serves as a director of Novas as well. Since July 2007, he has served as a principal and a managing partner of JC Holdings, LLC, a company engaged in the business of buying, selling and managing heavy equipment and commercial real estate.

Mr. Zotos brings to the Board significant business experience.   Mr. Zotos’ prior business experience, especially his experience in the on line industry, gives him a broad and extensive understanding of our operations and our industry.  Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

Edward L. Bernstein

Mr. Bernstein served as Chairman of the Board since we were organized in January 2008 and as our Chief Executive Officer and President since we were organized in January 2008 until March 6, 2013.  Mr. Bernstein has a 25-year track record in founding, financing and growing consumer technology and entertainment companies. He has raised over $75 million in private capital working with a variety of venture capital and strategic investors. During 2007 and until February 2008, Mr. Bernstein was a consultant to Creekside LLC, a consulting firm to early stage technology companies. From 2002 through 2006, Mr. Bernstein served as President and CEO of PhotoTLC, Inc., providing online and in-store digital photo services and gifts for the largest retailers in the United States.   Prior to his work with PhotoTLC, beginning in 1999, Mr. Bernstein served as the Chief Executive Officer of Photopoint.com, one of the pioneering digital photo sharing sites.  Mr. Bernstein also serves on the Board of Directors of Westinghouse Solar, Inc., a publicly traded solar products designer and manufacturer. Mr. Bernstein received his Bachelor of Arts from the University of Hartford and is a graduate of Stanford University’s Executive Program.

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

Mark Kalow

Mr. Kalow has been a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development for the past eight years; he also serves on the board of directors and audit committees of: Westinghouse Solar, a provider of solar power systems (OTC: WEST); Pure Depth, a display technology licensing company; LSF Network, an e-marketing services company; ACDgo, a cloud services company; Dogfish Software, a software services provider; Rope Partner, a wind energy service company; the Tannery Arts Center in Santa Cruz, CA and the Anna Mahler International Association, an arts organization in Spoleto Italy.

From Oct. 1999 to Sept. 2003, Mr. Kalow served as a Managing Director for the Venture Capital Division of Trans Cosmos USA, a Japanese IT services company and strategic investor in U.S. rich media, CRM and e-marketing companies. From September 1993 to July 1998, Mr. Kalow was COO and CFO of Live Picture Inc. (LPI), a digital imaging software company that he co-founded. He was CEO of LPI from November 1998 through June 1999.

Previously, Mr. Kalow held management positions at IBM and served as VP, Telecommunications Strategy at the Chase Manhattan Bank. Mr. Kalow holds a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and an MBA with a concentration in financial management from the University of Chicago. He attended Director’s College at Stanford Law School, June 2006. He has been a speaker at numerous industry events on digital imaging and venture capital including the 6Sight conference in San Jose, CA, November 2010.

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

Since March 2008, he has been a partner in the private equity firm Baytree Capital, where he oversees the West Coast operations and their interests in the Far East including China. In 2007 and 2008, Mr. Fuller was owner of Northcoast Financial brokerage.

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

Employees

At December 31, 2012 we had 2 part time employees but no full-time employees, however, Mr. Huemoeller serves in a full time capacity since   becoming Chief Executive Officer on March 6, 2013.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market.  The Board has determined that Messrs. Kalow and Fuller are “independent” in accordance with such definition.  Mr. Huemoeller and Mr. Zotos are not independent due to their current positions with our company and Novas and our director, Edward L. Bernstein, is not independent because of his prior position as an executive officer of our company.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. Mark Kalow and James Fuller is are “audit committee financial experts,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Propell. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except that Edward Bernstein filed one Form 4 after it was due.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics. Our Code of Conduct is posted on our website at www.propell.com

Item 11.  Executive Compensation

The following table discloses information regarding the compensation that was paid to the individual that served as our principal executive officer and principal financial officer during the year ended December 31, 2012.

							Non-Qualified
						Non-Equity	Deferred
Name and	Fiscal			Stock	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
		($)	($)	($)	($)(1)	($)	($)	($)	($)

Edward L. Bernstein, CEO, CFO (1,2,3)	2012	128,542	0	0	0	0	0	0	128,542
	2011	90,417	35,000	0	123,076	0	0	31,989	280,482

(1)	Includes value of stock paid in lieu of severance.
(2)	On March 6, 2013, Mr. Bernstein resigned as our Chief Executive Officer and President.
(3)	At December 31, 2012, Mr. Bernstein is due $78,125 in deferred salaries and bonuses of which $63,542 accrued during 2012.

Outstanding Equity awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2012 for each named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date

Edward L. Bernstein	6/15/09	2,000	0	0	13.50	6/15/19
	6/30/11	30,000	20,000	10,000	8.50	6/30/21

Option Exercises

The following table sets forth certain information relating to the exercise of stock options and the vesting of stock awards during Fiscal 2012 for the named Executive officer.

Number of Shares
	Acquired on	Value Realized
Name	Exercise (number)	on Exercise ($)

Edward Bernstein	-	-

DIRECTOR  COMPENSATION

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not a Named Executive Officer for services rendered in all capacities during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Stock Awards	Stock Awards	Non-equity Incentive Plan	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	(1)	($)	($)	($)	($)

Mark Kalow	-	-	-	-	-	-	-
James Fuller (2)	-	-	-	-	-	-	-

(1)
The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the executive in fiscal year ended December 31, 2012 and 2011, respectively in accordance with stock compensation accounting. See Note 9 of the Notes to our Consolidated Financial Statements contained herein, for a discussion of all assumptions made by us in determining the valuation of equity awards.

(2)	On October 14, 2011, Mr. Fuller was appointed to the Board of Directors.

It is anticipated that all non-executive officer directors will receive a quarterly fee for serving as a director of a $3,000 cash payment and options exercisable for shares of common stock having a fair market value at the end of each quarter of $12,000. We also reimburse directors for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.  On April 1, 2013, we paid to each of Messrs. Bernstein, Kalow and Fuller their quarterly director fee of a $3,000 cash payment and issued each of them options exercisable for 18,462 shares of our Common Stock at an exercise price of $.65 per share.

Employment Agreements

Effective March 6, 2013, John W. Huemoeller II, age 57, was appointed as the Chief Executive Officer, President and Chief Financial Officer of Propell Technologies Group, Inc. (the “Company”).  In connection with his appointment, Mr. Huemoeller entered into a three-year employment agreement with the Company (the “Agreement”)  Pursuant to the Agreement, Mr. Huemoeller is  entitled to receive an annual base salary of $180,000 and will be entitled to discretionary performance bonus payments.  The Agreement provides for a severance payment in the event of employment termination by the Company without Just Cause (as defined in the Agreement), by Mr. Huemoeller for Good Reason (as defined in the Agreement), due to Disability or a Change of Control (each as defined in the Agreement) or death, to Mr. Huemoeller equal to: either (i) one month base salary if at the time of termination the Company has not achieved gross revenue of at least $1,000,000 or (ii) six (6) months base salary if at the time of termination the Company has achieved gross revenue of at least $1,000,000.  Additionally, Mr. Huemoeller was granted options to purchase 10,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share.  These options will vest immediately as to 2,500,012 shares of common stock and the balance pro rata, on a monthly basis, over thirty-six months, with accelerated vesting upon a Change of Control, termination by the Company without Just Cause or by Mr. Huemoeller for Good Reason. The Agreement also includes confidentiality obligations and inventions assignments by Mr. Huemoeller.

Effective March 6, 2013, Mr. Bernstein resigned as our Chief Executive Officer and President and his employment agreement terminated.  Previously, on June 30, 2011, Propell and Mr. Bernstein had entered into a new Employment Agreement dated June 30, 2011. That agreement was for a term of three years commencing on June 30, 2011 and provided that Mr. Bernstein would receive a salary of $175,000 per annum together with a bonus based upon achieving performance goals as set from time to time by the Board (which minimum bonus for the first twelve months of the agreement shall be $10,000 per quarter). In addition, Mr. Bernstein was granted as of June 30, 2011 an option to purchase 30,000 shares of common stock of Propell at the fair market value of the stock on June 30, 2011, of which 10,000 shares were exercisable immediately and the remaining 20,000 shares vested 1/36 the per month for the remaining 36 months of the agreement.

The Employment Agreements also contained additional provisions which are customary for executive employment agreements of this type. These include confidentiality, non-compete and non-solicitation provisions.

The foregoing description of the Employment Agreement does not purport to be complete, and is qualified in its entirety by reference to the complete text of the employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates the number of shares of our common stock and Series A-1 Convertible Preferred Stock that were beneficially owned as of April 3, 2013, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Unless otherwise specified, the address of each of the individuals listed below is c/o Propell Technologies Group, Inc., 1701 Commerce Street, Houston, Texas 77002.

Name	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock Beneficially Owned (1)	Amount and Nature of Beneficial of Series A- Convertible Preferred	Percent of Series A-1 Convertible Preferred Stock Beneficially Owned (2)

John Huemoeller	3,125,011	(3)	2.30%
Edward L. Bernstein	3,564,951	(4)	2.67%	250,000	5.80%
Mark Kalow	30,412	(5)	*
James Fuller	23,862	(6)	*
John Zotos	312,511	(7)	*
5% Shareholders
Joseph W. and Patricia G. Abrams Family Trust (8)	6,898,919	(8)	4.90%	375,000	8.70%
Joseph Abrams (9)	7,098,919	(9)	5.00%
Anuta Limited (Seycheles) (10)	12,500,000		9.30%
Base-Marketing Ltd. (Seycheles) (11)	12,500,000		9.30%
Demesne Hold Limited (Nevis) (12)	12,500,000		9.30%
Greencloud Ltd (Nevis) (13)	12,500,000		9.30%
Oxnard Universal SA (14)	10,920,000		8.13%
Realcom Ltd (Anguilla) (15)	12,500,000		9.50%
Resourse Ingeneering Ltd (BVI) (16)	7,500,000		5.60%
Store & Navigation (BVI) (17)	12,500,000		9.30%
Mathew Abrams (18)	3,750,000		2.80%	375,000	8.70%
Dart Union (19)	5,000,000		3.40%	500,000	11.59%
Paramount Capital Inc (20)	3,125,000		2.27%	312,500	7.30%
Sufforg Limited Company (21)	12,500,000		9.30%	1,250,000	28.99%
Yuzhik Ltd Co (22)	9,500,000		6.7%
Saint Paulia Ltd (23)	12,500,000		8.7%
Prind Consulting Limited (24)	11,000,000		7.7%
DelInvest Limited Commonwealth Trust Limited (25)	12,500,000		8.7%
AVK-Com Limited (26)	12,500,000		8.7%
Hekydrive Limited (27)	12,500,000		8.70%
All officers and directors as a group (5 persons)	7,056,747		5.00%

*	Less than 1%
(1)	Based on 134,432,871 shares of Common Stock issued and outstanding as of April 3, 2013.
(2)
Based on 4,312,500 shares of Series A-1 Convertible Preferred Stock issued and outstanding as of April 3, 2013.  Each holder of the Series A-1 Convertible Preferred Stock is convertible, at the option of the holder, into ten (10) shares of our common stock and each holder is entitled to vote with the common stock on an as converted basis.

(3)
Mr Huemoeller received an option exercisable for 10,000,000 shares of our Common Stock, of which 2,500,012 vested immediately, 208,333 vested on April 6, 2012, 416,666 will vest within the next 60 days and the remainder vest 208,333 on each monthly anniversary of the Effective Date for thirty-six (36) successive months while Consultant is employed by the Company.

(4)
Includes 1,014,489 shares of Common Stock owned by Mr. Bernstein. Also includes 250,000 shares of Series A-1 Preferred Stock that have the right to ten votes per share and convert to ten shares of common stock. and options exercisable for 50,462 shares of Common Stock

(5)	Includes 2,550 shares of Common Stock owned by Mr. Kalow. Mr. Kalow also has 27,862 options exercisable within 60 days.
(6)	Mr Fuller has 23,862 options exercisable within 60 days.
(7)
Mr. Zotos received an option exercisable for 1,000,000 shares of our Common Stock , of which 250,012 vested immediately, 20,833 options vested on March 6, 2013, an additional 41,666 will vest within 60 days and the remainder vest 20,833 on each monthly anniversary of the Effective Date for thirty-six (36) successive months while Mr Zotos remains a consultant.

(8)
Includes 542,669 shares of Common Stock owned by the Trust. Joseph W. and Patricia G. Abrams Family Trust have offices at 131 Laurel Grove, Kentfield, CA 94904.  Includes 2,606,250 shares of common stock to be issued upon conversion of a note in the principal amount of $52,125 issued to the Trust.  Also includes 375,000 shares of Series A-1 Preferred Stock that have the right to ten votes per share and convert to ten shares of common stock.

(9)
Includes 542,669 shares of Common Stock owned by the Joseph W. and Patricia G. Abrams Family Trust and 200,000 shares of Common Stock owned by Joseph Abrams.  Joseph Abrams has offices at 131 Laurel Grove, Kentfield, CA 94904.  Includes 3,475,000 shares of common stock to be issued upon conversion of a note in the principal amount of $69,500 issued to the Trust.  Also includes 375,000 shares of Series A Preferred Stock that have the right to ten votes per share and convert to ten shares of common stock. Does not include shares of stock issuable upon two notes issued to the Trust, which are convertible into shares of common stock at a conversion price equal to the higher of $.05per share or a 50% discount to the average closing price of our common stock on the three days prior to conversion.

(10)	Ioulia Daliandou is the beneficial owner and director of Anuta Limited. The address of the holder is is Glolxal Gateway 8, Rue DW La Perle, Providence, Mahe Seychelles.
(11)	Elena Zanti is the beneficial owner and director of Base-Marketing, Ltd. The address of the holder is 306 Victoria House, Victoria, Mahe, Seyshelles.
(12)	Christos Anastasiou is the beneficial owner and director Demesne Holdings Limited. The address of the holder is Heritage Plaza, Main Street, Charlestown, Nevis.
(13)	Phee Sim Boon is the beneficial owner and director of Greencloud Ltd. The address of the holder is Nishbets Chambers, Chapel Street, Charlestown, Nevis.
(14)	Jigme Ribi is the beneficial owner and director of Oxnard Universal. The address of the holder is 53rd Street Marbella MMG Tower Floor 16, Panama City, Panama.
(15)	Marinos Anatasion is the beneficial owner and director of Realcom Ltd. The address of the holder is Rogers Office Building Edwin Wallis Red Drive Anguilla, British Virgin Islands.
(16)	Seet Mei Siah is the beneficial owner and director of Resourse Ingeneering Ltd. The addressof the holder is Wickhams Cay, P.O. Box 3483, Road Town, Tortola, British Virgin Islands.
(17)	Lidija Matuseuka is the beneficial owner and director of Store & Navigation Ltd. The address of the holder is Geneva Place, Ocean Front Drive, Tortola, British Virgin Islands.
(18)
Includes 120 shares of Common Stock and 375,000 shares of Series A Preferred Stock that have the right to ten votes per share and convert to ten shares of common stock.  The address of the holder is 131 Laurel Grove Avenue, Kentfield, California 94904.

(19)
Includes 500,000 shares of Series A Preferred Stock that have the right to ten votes per share and convert to ten shares of common stock. Ivan Yatsenko is the beneficial owner of Dart Union.  Does not include shares of stock issuable upon two notes in the principal amount of $45,000, which are convertible into shares of common stock at a conversion price equal to the higher of $.05per share or a 50% discount to the average closing price of our common stock on the three days prior to conversion.   The address of the holder s P.O. Box 3321, Drake Chambers, Road Town, Tortola, British Virgin Islands

(20)
Includes 312,500 shares of Series A Preferred Stock that have the right to ten votes per share and convert to ten shares of common stock.  Abraham Morales is the beneficial owner of Paramount Capital Inc.  The address of the holder is 15 Forsyth Place, Hamilton, ON L8S 4E5.

(21)
Includes 1,250,000 shares of Series A Preferred Stock that have the right to ten votes per share and convert to ten shares of common stock.  Evgenii Bobovskii  is the beneficial owner of Sufforg Limited Company.  The address of Sufforg Limited Company is The Mason Complex, Suites 19 and 20, The Valley, Antigua.

(22)
Includes 250,000 shares of Common Stock, 750,000 shares of Common Stock to be issued upon conversion of a note in the principal amount of $15,000 and 650,000 shares of Series A Preferred Stock that have the right to ten votes per share and convert to ten shares of common stock. Abraham Morales is the beneficial owner of Paramount.  The address of the holder is PO Box 517, Charlestown, Nevis.

(23)
Includes 2,375,000 shares of Common Stock, and 7,125,000 shares of Common Stock to be issued upon conversion of a note in the principal amount of $142,500.  Anatoli Luzhik is the beneficial owner of Yuzhik Ltd Co.   The address of the holder is 1 ½ Miles Northern Highway, Belize City, Belize.

(24)
Includes 3,125,000 shares of Common Stock, and 9,375,000 shares of Common Stock to be issued upon conversion of a note in the principal amount of $187,500.  Evgeny Andreev  is the beneficial owner of Saint Paulia.   The address of the holder is 3rd Floor Geneva Place, Road Town, Tortola, British Virgin Islands

(25)
Includes 2,750,000 shares of Common Stock, and 8,250,000 shares of Common Stock to be issued upon conversion of a note in the principal amount of $165,000.  Samvel Karakhanian is the beneficial owner of PRIND Consulting.   The address of the holder is PO Box 3540, Road Town, Tortola, British Virgin Islands

(26)
Includes 3,125,000 shares of Common Stock, and 9,375,000 shares of Common Stock to be issued upon conversion of a note in the principal amount of $187,500.  Alexander Motorin is the beneficial owner of DelInvest Limited.  The address of the holder is PO Box 3321 Road Town, Tortola, British Virgin Islands

(27)
Includes 3,125,000 shares of Common Stock, and 9,375,000 shares of Common Stock to be issued upon conversion of a note in the principal amount of $187,500. Victor Amirov  is the beneficial owner of AVK-Com Limited.  The address of the holder is PO Box 4342 Road Town, Tortola, British Virgin Islands

(28)
Includes 3,125,000 shares of Common Stock, and 9,375,000 shares of Common Stock to be issued upon conversion of a note in the principal amount of $187,500.  Sergei Kastiuk is the beneficial owner of Helydrive. The address of the holder is 177 Main Street Road Town, Tortola, British Virgin Islands

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the quarter ended September 30, 2012 we issued 250,000 shares of Series A-1 Preferred to the Company’s Chief Executive Officer, Edward L. Bernstein, as payment of $20,000 owed to Mr. Bernstein for services rendered.

In November of 2012, the Company entered into a debt for debt exchange with Joseph Abrams, a shareholder and related party of the Company. Pursuant to the exchange, Mr. Abrams received a $320,000 convertible note in exchange for a non-interest bearing shareholder loan made by Mr. Abrams to the Company in the amount of $102,188 and five (5) promissory notes owned by Mr. Abrams, which notes had an aggregate balance due immediately prior to the exchange of $231,649, including interest accrued thereon of $51,649 (the five notes carried interest at the rate of 10% per annum and all five notes were in default at the time of the exchange). Subsequent to the exchange Mr. Abrams assigned $250,500 of the $320,000 note to a number of private parties and retained $69,500 in the Joseph Abrams Trust.  Under the terms of the convertible note received by Abrams, the note is convertible at any time at a conversion price of $0.02 per share, pays interest at the rate of 6% per annum and matures on November 19, 2017. (See also Note 5 – “Notes and Convertible Notes Payable” for further discussion of the debt for debt exchange)

During the period ending December 31, 2012 we issued two convertible notes in the principal amount of $20,000 and $25,000, respectively, to an investor who is also a shareholder. The notes accrue interest at a rate per annum of 6% and, at the option of the holder, are convertible into shares of our common stock, at the higher of $.05 per share or 50% of the average closing price of our common stock on the three days prior to the conversion date.

During the period ending December 31, 2012, the Company issued 1,000,000 shares of Common Stock to Edward L. Bernstein, the Company’s Chief Executive Officer, as payment of wages owed to Mr. Bernstein.

On March 6, 2013, John Zotos, our director, was also appointed to serve as the Corporate Secretary of the Company for an annual salary of $30,000 and received options exercisable for 1,000,000 shares of common stock of the Company at an exercise price of $.25 per share, of which 250,012 shares vested immediately and the remaining options are to vest on a monthly basis over a three-year period, subject to acceleration upon certain events.

Item 14. Principal Accountant Fees and Services

On January 17, 2013, we dismissed Silberstein Unger, PLLC (“Silberstein”) as its independent registered public accounting firm, and retained Liggett, Vogt and Webb P.A. (“LVW”) as its new independent registered public accounting firm responsible for auditing its financial statements. Silberstein’s reports on our financial statements as of and for the two years ended December 31, 2011 and 2010, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles except that each of those reports did contain an explanatory paragraph as to the existence of substantial doubt regarding our ability to continue as a going concern. The decision to dismiss Silberstein and the selection of LVW was unanimously approved by our board of directors. During the nine months ended September 30, 2012 and the year ended December 31, 2011, and in the subsequent interim period through January 17, 2013 (the date of dismissal of Silberstein), there were no disagreements with Silberstein, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Silberstein., would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such periods.

The following is a summary of the fees billed to us by our independent registered public accounting firm for professional services rendered for the fiscal years 2012 and 2011:

Service	Fiscal 2012	Fiscal 2011

Audit Fees	$27,500	$25,725
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	3,500	0
	$31,000	$25,725

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.	Description

2.1
Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on October 8, 2008)

2.2
Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on October 8, 2008)

2.3
Agreement and Plan of Reorganization dated June 14, 2010 between the Registrant, Designbyhumans.com (“DBH”) the DBH shareholders and DBH Acquisition Corporation (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010)

3.1	Certificate of Incorporation (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)
3.2
Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

3.3	By-Laws (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

3.4
Certificate of Designations of Series A-1 Convertible Preferred Stock (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2012)

3.5
Certificate of Amendment to the Certificate of Incorporation (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2012)

4.1	2008 Stock Option Plan (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)
4.2
Form of 3% Convertible Promissory Note (Incorporated herein by reference to the Company’s registration statement on Form S-1/A, as amended filed with the Securities and Exchange Commission on October 8, 2008)

4.3**
Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (Incorporated herein by reference to the Company’s registration statement on Form S-1/A, as amended filed with the Securities and Exchange Commission on October 8, 2008)*

4.4
Amendment to Promissory Note between Registrant and Lanai Investments, LLC  (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on April 14, 2009)

4.5
Amendment to Promissory Note between Registrant and Loco Lobo, LLC  (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009)

4.6
Secured Promissory Note dated September 3, 2009 and Amendments(Incorporated herein by reference to the Company’s annual report on Form 10-K/A for the year ended December 31, 2009, as amended Filed with the Securities and Exchange Commission on January 14, 2011)

4.7
Security Agreement dated September 3, 2009 between Registrant and Remington Partners, Inc. (Incorporated herein by reference to the Company’s annual report on Form 10-K/A for the year ended December 31, 2009, as amended Filed with the Securities and Exchange Commission on January 14, 2011 March 31, 2010)

4.8
Promissory Note dated June 23, 2010 between Registrant and Joseph W. Abrams. (Incorporated by reference to the Company’s annual report on Form 10-K/A for the Year Ended December 31, 2010, as amended filed with the Securities and Exchange Commission on June 29, 2011)

4.9
Promissory Note dated December 15, 2010 between Registrant and Joseph W. Abrams. (Incorporated by reference to the Company’s annual report on Form 10-K/A for the Year Ended December 31, 2010, as amended filed with the Securities and Exchange Commission on June 29, 2011)

4.10
Promissory Note dated February 15, 2011 between Registrant and Joseph W. Abrams. (Incorporated by reference to the Company’s annual report on Form 10-K/A for the Year Ended December 31, 2010, as amended filed with the Securities and Exchange Commission on June 29, 2011)

4.11
6% Convertible Redeemable Note Due June 7, 2012 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011)

4.12
6% Convertible Redeemable Note Due June 23, 2012 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011)

4.13
Convertible Promissory Note, Issue Date August 3, 2011 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011)

4.14	6% Convertible Redeemable Note Due October 2013 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)
4.15	6% Convertible Redeemable Note Due October 2012 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011 )
4.16	Tripod Note Due October 2012 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)
4.17
6% Convertible Redeemable Note Due September 5, 2012 (Incorporated by reference to the Company’s annual report on Form 10-K/A for the Year Ended December 31, 2010, as amended filed with the Securities and Exchange Commission on June 29, 2011)

4.18
8% Convertible Redeemable Note Due December 5, 2012(Incorporated by reference to the Company’s annual report on Form 10-K for the Year Ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012)

4.19
8% Convertible Redeemable Note Due September 5, 2012(Incorporated by reference to the Company’s annual report on Form 10-K for the Year Ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012)

10.1
Patent License Agreement between Crystal Magic, Inc. and Laser Design International, LLC dated May 6, 2007 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.2
Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.3
Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.4
Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.5
Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.6
Operating Agreement between Crystal Magic, Inc. and Cashman Enterprises, Inc dated September 7, 2001 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.7
Employment agreement between the Registrant and John Wolf (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.8
Employment agreement between the Registrant and Jim Wallace (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.9
Employment agreement between the Registrant and Paul Scapatici (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.10
Employment agreement between the Registrant and Lane Folliott (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.11
Employment agreement between the Registrant and Edward L. Bernstein (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008)

10.12
Employment agreement between the Registrant and Steven M. Rhodes (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on October 8, 2008)

10.13	Form of Lock-up Agreement (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on October 8, 2008)
10.14
Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on October 8, 2008)

10.15	Amendment to Employment Agreement between the Registrant and John Wolf (Incorporated herein by reference to the Company’s filed with the Securities and Exchange Commission on April 14, 2009)
10.16
Amendment to Employment Agreement between the Registrant and Jim Wallace (Incorporated herein by reference to the Company’s annual report on Form 10-K  filed with the Securities and Exchange Commission on April 14, 2009)

10.17
 Amendment to Employment Agreement between the Registrant and Paul Scapatici (Incorporated herein by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2009)

10.18
Amendment to Employment Agreement between the Registrant and Lane Folliott (Incorporated herein by reference to the Company’s annual report on Form 10-K as amended filed with the Securities and Exchange Commission on April 14, 2009)

10.19
Amendment to Employment Agreement between the Registrant and Edward L. Bernstein (Incorporated herein by reference to the Company’s annual report on Form 10-K  filed with the Securities and Exchange Commission on April 14, 2009)

10.20
Amendment to Employment Agreement between the Registrant and Steven M. Rhodes (Incorporated herein by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2009)

10.21
Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (Incorporated herein by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2009)

10.22**
Employment Agreement between Propell and Edward L. Bernstein dated June 30, 2011 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2011)

10.23
Consulting Agreement dated July 25, 2011 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011)

10.24
Agreement to Exchange Note for Stock (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011)

10.25
Consulting Agreement dated May 1, 2011 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011)

10.26	Share Issuance Agreement dated October 23, 2011 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)
10.27
Share Exchange Agreement dated February 4, 2013 (Incorporated herein by reference to the Company’s annual report on form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 31, 2012)

10.28**
Employment Agreement between Propell and John Huemoeller II dated March 6, 2013 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March  12, 2013)

10.29	License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited *
10.30	Consulting Agreement between Propell and John Zotos dated March 6, 2013 *
14.1
Code of Ethics (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009)

21.1	List of Subsidiaries of the Registrant*
31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
**+101.INS XBRL Instance Document
**+101.SCH XBRL Taxonomy Extension Schema Document
**+101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
**+101.DEF XBRL Taxonomy Extension Definition Linkbase Document
**+101.LAB XBRL Taxonomy Extension Label Linkbase Document
**+101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

** Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report

**+ As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL TECHNOLOGIES GROUP, INC.

By:	/s/ John W. Huemoeller II
John W. Huemoeller II
President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Date: April 15, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2013	By:	/s/ John W. Huemoeller II
John W. Huemoeller II President, Chief Executive Officer and Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Date: April 15, 2013	By:	/s/ Edward Bernstein
Edward Bernstein Director

Date: April 15, 2013	By:	/s/ Mark Kalow
Mark Kalow Director

Date: April 15, 2013	By:	/s/ James Fuller
James Fuller Director

Date: April 15, 2013	By:	/s/ John Zotos
John Zotos Director

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Propell Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Propell Technologies Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for each of the years ended December 31, 2012 and 2011, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Propell Technologies Group, Inc. will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.
New York, New York
April 9, 2013

Propell Technologies Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets

Current Assets
Cash	$2,774	$5,242
Accounts receivable (net of allowances)	32	718
Prepaid expenses	1,946	27,266
Due from others	-	591
Deposits - current	-	1,849
Total Current Assets	4,752	35,666

Property and Equipment, net	1,541	3,582

Other Assets
Website, net	800	2,400

Total Assets	$7,093	$41,648

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$38,076	$290,678
Accrued liabilities	85,176	80,191
Accrued interest	13,824	340,760
Notes payable and advances - related parties	3,000	415,188
Convertible notes payable, net of discount of $0 and 48,277 respectively	-	1,384,948
Convertible notes payable related parties	45,000	-
Derivative liability	-	57,925
Liabilities from discontinued operations	1,221,008	1,221,008
Total Current Liabilities	1,406,084	3,790,698

Long Term Liabilities
Convertible notes payable related parties, net of discount of $1,960,093 and $0 respectively	39,907	-
Total Long Term Liabilities	39,907	-

Total Liabilities	1,445,991	3,790,698

Stockholders' Deficit
Prefered stock, $0.001 par value; 5,000,000 shares authorized, 5,000,000 and 0 shares
issued and outstanding, respectively. (liquidation preference $400,000 and $0, respectively)	5,000
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,957,871 and 518,231 shares issued and outstanding, respectively	1,958	518
Additional paid-in capital	4,766,059	2,184,130
Accumulated deficit	(6,211,915)	(5,933,698)
Total Stockholders' Deficit	(1,438,898)	(3,749,050)

Total Liabilities and Stockholders' Deficit	$7,093	$41,648

See notes to consolidated financial statements

Propell Technologies Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011

Net Revenues	$59,915	$204,796

Cost of Goods Sold	46,916	138,874

Gross Profit	12,999	65,922

Compensation	108,458	486,557
Sales and Marketing	63,666	102,555
Professional Fees	166,044	182,707
General and administrative	208,567	446,119
Total Expense	546,735	1,217,938

Loss from Operations	(533,736)	(1,152,016)

Other Income	235,727	34,070
Debt forgivness	493,609	-
Interest Expense	(470,866)	(256,101)
Other Expenses	(2,951)	-

Loss before Provision for Income Taxes	(278,217)	(1,374,047)

Provision for Income Taxes	-	-

Net Loss	(278,217)	(1,374,047)

Preferred dividends	409,060	-

Net loss to common stockholders	$(687,277)	$(1,374,047)

Net Loss Per Share - Basic and Diluted	$(1.02)	$(2.85)

Weighted Average Number of Shares Outstanding - Basic and Diluted	674,111	481,715

See notes to consolidated financial statements

Propell Technologies Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended December 31, 2012 and 2011

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	-	$-	455,152	$455	$1,784,361	$(4,559,651)	$(2,774,835)
Services rendered	-	-	34,300	34	206,466	-	206,500
Conversion from debt to equity	-	-	28,779	29	100,525	-	100,554
Stock option grants	-	-	-	-	92,778	-	92,778
Net loss for year ended December 31, 2011						(1,374,047)	(1,374,047)
Balance, December 31, 2011	-	-	518,231	518	2,184,130	(5,933,698)	(3,749,050)

Preferred shares sold	2,875,000	2,875	-	-	227,125	-	230,000
Preferred shares issued in connection with conversion from debt and interest to equity	2,125,000	2,125	-	-	176,935	-	179,060
Recognition of stock based compensation in connection with common stock option grants	-	-	-	-	41,209	-	41,209
Common shares issued in connection with the conversion of debt and accrued interest to equity	-	-	223,199	223	56,043	-	56,266
Debt forgiveness by shareholders		-	-	-	51,557	-	51,557
Common shares issued for compensation	-	-	1,208,320	1,208	26,120	-	27,328
Common shares issued as an inducement to assign convertible debt	-	-	8,059	81	2,868	-	2,949
Par value adjustment and shares issued due to rounding in reverse stock split	-	-	62	(72)	72	-	-
Debt discount for conv Notes issued November 30, 2012	-	-			2,000,000	-	2,000,000
Net loss for year ended December 31, 2012						(278,217)	(278,217)
Balance, December 31, 2012	5,000,000	$5,000	1,957,871	$1,958	$4,766,059	$(6,211,915)	$(1,438,898)

See notes to consolidated financial statements

Propell Technologies Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(278,217)	$(1,374,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,041	2,028
Amortization expense	1,600	1,600
Amortization of debt discount	39,907	43,718
Change in fair value of derivative liability	(57,925)	(34,070)
Bad debt expense	-	4,485
Stock options issued for services	41,209	92,778
Stock issued as inducement to convert debt	2,949	180,861
Debt forgivness	493,609	-
Changes in Assets and Liabilities
Accounts receivable	686	(613)
Due from others	1,849	769
Inventory	-	521
Unbilled receivables	591	-
Prepaid expenses	25,320	3,426
Accounts payable	(331,317)	104,920
Accrued expenses	4,666	46,067
Accrued interest	(326,936)	210,160
CASH USED IN OPERATING ACTIVITIES	(379,968)	(717,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	(350)
Purchase of property and equipment	-	(3,838)
NET CASH USED IN INVESTING ACTIVITIES	-	(4,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cost of issuance of redeemable preferred	230,000
Proceeds from convertible note	-	308,000
Proceeds from notes payable and advances	147,500	362,188
NET CASH PROVIDED BY FINANCING ACTIVITIES	377,500	670,188

NET DECREASE IN CASH	(2,468)	(51,397)
CASH AT BEGINNING OF YEAR	5,242	56,639
CASH AT YEAR END	$2,774	$5,242

NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible notes and interest converted into common stock	$203,627	$100,554
Common stock issued for services and classified as
prepaid expense at December 31, 2011	$-	$25,639

See notes to consolidated financial statements

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 1 Organization and Summary of Significant Accounting Policies

(A) Description of the Business
Propell Technologies Group, Inc. (fka Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and the Company issued an aggregate of 180,000 shares to the former shareholders of CMI. On May 6, 2008, the Company acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,897 shares of the Company’s common stock to the members of Mountain Capital, LLC and a total of 2,722 shares of the Company’s common stock to the members of AUL. In 2010 AUL and AMS were dissolved and the operations of CMI were discontinued.

(B) Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

(C) Going Concern

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

Management continues to seek funding to pursue its business plans. Such funding may be obtained in the form of debt or equity financing, debt/equity hybrid instruments (i.e., convertible debt) or a combination thereof. As such, the Company could incur additional leverage on its balance sheet and/or significant dilution of the current shareholders.  There can be no assurance that the Company will be successful in obtaining the financing or funding necessary to continue as a going concern.

(D) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for property and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

(E) Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the year ended December 31, 2012.

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 1 Organization and Summary of Significant Accounting Policies (continued)

(F) Revenue Recognition
The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

(G) Risks and Uncertainties
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

(H) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2012 and 2011, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2012 and December 31, 2011, the balance did not exceed the federally insured limit.

(I) Property and Equipment
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

(J) Inventory
The Company has no inventory as of December 31, 2012.

(K) Long Term Assets
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

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 1 Organization and Summary of Significant Accounting Policies (continued)

(L) Net Loss per Share
Basic earnings (loss) per share and diluted earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. The Company’s share equivalents consist of 38,430 and 96,880 stock options for the years ended December 31, 2012 and 2011 respectively. Since the Company reported a net loss for the years ended December 31, 2012 and 2011, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

(M) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, prepaid expenses, due from others, inventory, deposits, accounts payable, accrued liabilities, accrued interest, notes payable and advances – related parties and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments.

(N) Share-Based Payment Arrangements

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

(O) Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2012, there have been no interest or penalties incurred on income taxes.

(P) Reverse Stock Split
On August 17, 2012 the Company effectuated a 1 for 50 reverse stock split. All common share and common share rights have been adjusted for this reverse stock split.

(Q) Recent Accounting Pronouncements
All new accounting pronouncements issued but not yet effective have been deemed to be immaterial or not applicable.

Note 2  Prepaid Expenses

For the year ended December 31, 2012 the Company had prepaid expenses of $1,945 comprised of $852 of prepaid insurance and $1,093 of prepaid cost of goods sold.

For the year ended December 31, 2011 the Company had prepaid expenses of $27,266 comprised of $1,627 of prepaid insurance and $25,639 of prepaid investor relations services.

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 3 Property and Equipment

Property and Equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011

Furniture and fixtures	$500	$500
Computer and equipment	7,744	7,744
Total cost	8,824	8,824
Less: accumulated depreciation	(7,283)	(5,242)
Property and equipment, net	$1,541	$3,582

Depreciation expense was $2,041 and $2,028 for the periods ended December 31, 2012 and 2011, respectively.

Note 4 Accrued Liabilities

At December 31, 2012 and 2011 accrued expenses consisted of the following:

	2012	2011

Payroll	$78,125	$70,782
Taxes	212	165
Other	6,839	9,244
Total accrued expenses	$85,176	$80,191

Note 5 Notes and Convertible Notes Payable at December 31, 2012 – Related Parties

Convertible Notes Payable	Principal Amount

6% convertible notes payable, due November 19, 2017	$2,000,000.00
6% convertible notes payable, due October 31, 2013	45,000.00
less debt discount	(1,960,093.00)
Total convertible notes payable, net of discount	$84,907.00

Effective November 20, 2012 the Company entered into a number of debt for debt exchanges involving its outstanding (i) convertible debt, (ii) non-convertible debt and (iii) non-interest bearing shareholder advance. The aggregate debt retired in the exchanges totaled $2,304,311 immediately prior to the exchange, including interest accrued thereon of $560,025 ($2,225,389, including interest accrued thereon of $503,058, as of September 30, 2012). The Company issued $2,000,000 face value of new convertible debt in order to consummate the exchanges (the “Exchange Debt”), all of which accrues interest at the rate of six percent 6% percent per annum, matures on November, 19, 2017, and is convertible into the Company’s common stock at a conversion price of $.02 per share. Of the $2,000,000 of Exchange Debt, $1,680,000 was issued to Starlight Capital Limited (“Starlight”) in exchange for nine (9) convertible notes owned by Starlight, which notes had an aggregate balance due immediately prior to the exchange of $1,970,474, including interest accrued thereon of $508,376 (the nine notes that were retired by the exchange carried interest at rates between 6% and 15% per annum). Subsequent to the exchange Starlight assigned the $1,680,000 note to a number of private parties. The remaining $320,000 of Exchange Debt was issued to Joseph Abrams, a shareholder and related party of the Company, in exchange for a non-interest bearing shareholder loan made by Mr. Abrams to the Company in the amount of $102,188 and five (5) promissory notes owned by Mr. Abrams, which notes had an aggregate balance due immediately prior to the exchange of $231,649, including interest accrued thereon of $51,649 (the five notes carried interest at the rate of 10% per annum and all five notes were in default at the time of the exchange). Subsequent to the exchange Mr. Abrams assigned $250,500 of the $320,000 note to a number of private parties and retained $69,500 in the Joseph Abrams Trust.

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 5 Notes and Convertible Notes Payable at December 31, 2012 – Related Parties (continued)

The $2,000,000 of Exchange Debt is convertible into 100,000,000 shares of the Company’s common stock at a conversion price of $.02 per share. The conversion price on the Exchange Debt was deep in the money at the time of the exchange. As a result, the Company assumes a 100% debt discount of the Exchange Debt, which discount is then amortized over the life of the Exchange Debt.  For the period ending December 31, 2012 the unamortized debt discount, is $1,960,093, leaving a balance of $39,907.  (See also Note 13 – “Subsequent Events” for discussion of post year-end conversion of $500,000 of Exchange Debt into Common Stock)

In February 2012, Joseph Abrams advanced the Company an additional $20,000 on which the Company accrued interest at the rate of 10% per annum. This note is included in the five (5) notes mentioned above that were exchanged in November 2012.

During the quarter ending March 31, 2012, the Company borrowed $32,500 under a nine month unsecured convertible note from a shareholder. The note accrued interest at the rate of 8% per annum, was due on December 12, 2012 and was convertible by the holder after 180 days at 65% of the average of the lowest five closing bid prices in the ten trading day period before the conversion. The note was included in the debt for debt exchange described above.

In April through June 2012, several individuals advanced the company a total of $55,000, in anticipation of a new round of equity financing. These advances were converted to equity in July 2012.

On October 31, 2012 the Company issued a convertible note for cash for $20,000 and on November 26, 2012 the Company issued a convertible note for cash for $25,000. Both convertible notes are unsecured, bear interest at the rate of six percent (6%) per annum and mature on October 31, 2013. The notes are convertible at a conversion price equal to the higher of $0.05 per share or a 50% discount to the 3-day average closing price of the Company’s Common Stock for the three (3) business days immediately preceding the date of a conversion request from a holder.

Note 6 Notes and Convertible Notes Payable at December 31, 2011

Convertible Notes Payable	Principal Amount

15% convertible notes payable to Remington Partners, due August 31, 2012	$1,167,500
6% convertible note to Tripod Group, LLC, due June 23, 2012	7,725
6% convertible note to Prolific Group LLC, due June 7, 2012	40,000
8% convertible note to Asher Enterprises, Inc., due May 7, 2012	53,000
8% convertible note to Asher Enterprises, Inc., due June 12, 2012	32,500
6% convertible note to Tripod Group, LLC, due August 24, 2012	50,000
6% convertible note to Tripod Group, LLC, due October 23, 2012	50,000
8% convertible note to Asher Enterprises, Inc., due September 5, 2012	32,500
Total convertible notes payable	1,433,225

Debt Discount	(48,277)
$1,384,948

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 6 Notes and Convertible Notes Payable at December 31, 2011 (continued)

In 2009 and 2010 the Company borrowed $1,067,500 under the terms of a convertible note payable with Remington Partners. During the twelve months ended December 31, 2011 the Company borrowed an additional $100,000 under the same note. Initially this note was convertible into shares of the Company’s common stock at the lenders option at the lower of $13.50 per share or a twenty-five percent (25%) discount from the next issuance of common stock by the Company. The original note was due on February 28, 2010. In March 2010, the note was amended to change the due date to June 30, 2010 and the maximum amount of the Note was increased to $1 Million. In July, 2010, the Note-holder notified the Company of its intention to convert the Note, upon the Company completing a financing of at least $1.5 million. In February 2011, the Note was amended to increase the maximum amount to $2.0 million, to change the due date to August 31, 2011 and to allow the Company the option to convert the Note once it has raised $500,000 in new equity. In October 2011, the note was again amended to change the due date to August 31, 2012. All other terms remained the same.

In June 2011, a lender sold $50,000 of a $100,000 unsecured note to Tripod Group, LLC (see notes payable, below). The Company subsequently renegotiated the terms of this note by reducing the interest rate to 6% per annum payable in Company stock; extending the due date to June 23, 2012; and adding a conversion feature whereby the holder may convert the note to shares in the Company at a price equal to 65% of the lowest closing bid price for any of the five trading days before the date of conversion. Through December 31, 2011, the Holder had exercised his right to convert $42,275 of the Note for 14,215 shares.

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

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 6 Notes and Convertible Notes Payable at December 31, 2011 (continued)

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

On October 23, 2011, the Company entered into a Share Issuance Agreement with Tripod (the “Share Issuance Agreement”) pursuant to which the Company issued 2,000 shares of common stock (the “Shares”) to Tripod to be held in escrow and released as follows: (i) 666 of the Shares will be released to Tripod if the Company elects to disallow the conversion of $50,000 in principal of the $150,000 Note; (ii) 667 of the Shares will be released to Tripod if the Company elects to disallow the conversion of the second $50,000 in principal of the $150,000 Note; and (iii) the final 667 of the Shares will be released to Tripod if the Company elects to disallow the conversion of the final $50,000 of the $150,000 Note, in each case such $50,000 in principal of the $150,000 Note to be cancelled along with an offsetting $50,000 of the Tripod Note.

Notes Payable	Principal Amount

10% note to Joseph Abrams due December 15, 2011	50,000
12 % note to Joseph Abrams due February 10, 2012	100,000
10% note to Joseph Abrams due May 20, 2012	25,000
10% note to Joseph Abrams due June 13, 2012	40,000
10% note to Joseph Abrams due July 7, 2012	35,000
10% note to Joseph Abrams due July 27, 2012	20,000
10% note to Joseph Abrams due August 31, 2012	30,000
Advances from Mr. Abrams – non-interest bearing	112,188
Loan from shareholder – non-interest bearing	3,000
Total notes payable and accrued interest	$415,188

In June 2010, the Company borrowed $100,000 under a one year unsecured note from a shareholder. Interest accrued on the note at the rate of 8% per annum. In June 2011, the shareholder sold his interest in $50,000 of this note to Tripod Group LLC. On August 8, 2011, Mr. Abrams agreed to convert the remaining $50,000 on the June 2010 Note and the accrued interest of $8,279.45 into 14,570 shares of the Company’s common stock ($4.00 per share).

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

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 6 Notes and Convertible Notes Payable at December 31, 2011 (continued)

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

Note 7  Notes Payable – Discontinued Operations

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At December 31, 2012, the notes total an aggregate of approximately $838,542. Crystal Magic is in default on all of these notes. In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets. In addition, the Company estimates that there are $382,866 of past due accounts payable at CMI.

Note 8 Related Party Transactions

In November of 2012, the Company entered into a debt for debt exchange with Joseph Abrams, a shareholder and related party of the Company. Pursuant to the exchange, Mr. Abrams received a $320,000 convertible note in exchange for a non-interest bearing shareholder loan made by Mr. Abrams to the Company in the amount of $102,188 and five (5) promissory notes owned by Mr. Abrams, which notes had an aggregate balance due immediately prior to the exchange of $231,649, including interest accrued thereon of $51,649 (the five notes carried interest at the rate of 10% per annum and all five notes were in default at the time of the exchange). Subsequent to the exchange Mr. Abrams assigned $250,500 of the $320,000 note to a number of private parties and retained $69,500 in the Joseph Abrams Trust.  Under the terms of the convertible note received by Abrams, the  note is convertible at any time at a conversion price of $0.02 per share, pays interest at the rate of 6% per annum and matures on November 19, 2017. (See also Note 5 – “Notes and Convertible Notes Payable” for further discussion of the debt for debt exchange)

Note 9 Other Income and Income from Debt Forgiveness

For the year ended December 31, 2012 the Company had income from debt forgiveness of $493,609 comprised of (i) $304,311 of debt forgiveness associated with debt for debt exchanges, and (ii) $189,398 related to various settlements with employees and vendors at discounts to the amount due at the time of the settlement. In addition, the Company realized other income of $235,727 from the elimination of derivative liability as a result of exchanging fixed conversion price convertible debt for floating conversion price convertible debt (See also Note  5 – “Notes and Convertible Notes Payable at  December 31, 2012” for discussion of debt for debt exchanges).

For the year ended December 31, 2011 the Company had other income of $34,070 related to the change in the fair value of its derivative liability.

Note 10 Stockholders’ Equity

(A) Common Stock Issuances of Issuer for the Year ended December 31, 2012

On August 17, 2012 the Company effectuated a 1 for 50 reverse stock split. All common share and common share rights have been adjusted for this reverse stock split.

During the quarter ending March 31, 2012, the Company issued 42,627 shares of the Company’s common stock in connection with the conversion of $22,385 of debt and related accrued interest.

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 10  Stockholders’ Equity (continued)

During the quarter ended June 30, 2012, the Company; (i) issued 180,572 shares of common stock in connection with the conversion of an aggregate of $53,628 of convertible debt and related accrued interest, (ii) issued 8,059 shares of restricted common stock as an inducement for a convertible lender to sell his debt to a third party, and (iii) issued 8,320 shares of common stock to two former employees as a partial settlement of wages due them.

During the period ending December 31, 2012, the Company issued 1,000,000 shares of Common Stock to Edward L. Bernstein, the Company’s Chief Executive Officer, as payment of wages owed to Mr. Bernstein, and 200,000 shares to the Company’s law firm, for services rendered. In addition, the Company issued two convertible notes for cash for $20,000 and $25,000 ($45,000 total) (See also Note 5 – “Notes and Convertible Notes Payable” for a discussion of the two convertible notes).

(B) Common Stock Issuances of Issuer

For the Year ended December 31, 2011

On May 1, 2011, the Company issued 10,000 shares of common stock to Undiscovered Equities pursuant to an investor relations consulting agreement dated May 1, 2011. The Investor Relations Agreement is for a term of six months commencing May 4, 2011 (unless earlier terminated), and provides for the Company’s issuance of 10,000 shares of restricted common stock and 10,000 warrants with an exercise price of $12.50 per share which expire on May 4, 2014. The Company recorded $60,000 in expense for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company issued 14,209 shares of common stock in conjunction with the conversion of $42,275 from a convertible note.

The Company issued 10,000 shares of common stock to Blue Wave Advisors pursuant to an investor relations consulting agreement dated July 25, 2011. The Investor Relations Agreement is for a term of six months commencing July 25, 2011 (unless earlier terminated), and provides for the Company’s issuance of 10,000 shares of restricted common stock. The Company recorded $56,694 in expense for the year ended December 31, 2011.

The Company issued 10,000 shares of common stock to Strategic IR pursuant to an investor relations consulting agreement dated August 23, 2011. The Investor Relations Agreement is for a term of twelve months commencing August 23, 2011 (unless earlier terminated), and provides for the Company’s issuance of 10,000 shares of restricted common stock and 2,000 warrants with an exercise price of $12.50 per share which expire on August 23, 2014. The Company recorded $42,667 in expense for the year ended December 31, 2011

On August 8, 2011, the Company issued 14,570 shares of the Company’s common stock in connection with the conversion of $58,279 of debt and accrued interest. The Company took a charge of $43,718 as debt conversion expense.

During the year ended December 31, 2011, the Company issued 4,300 shares to two individuals in connection with services rendered. The shares were valued at $21,500.

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 10  Stockholders’ Equity (continued)

(C) Series A-1 Convertible Preferred Stock

The Company has authorized  and outstanding 5,000,000 shares of the Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred”) The rights, privileges and preferences of the Series A-1 Preferred are as follows; (i) each share of Series A-1 Preferred is convertible into ten (10) shares of Common Stock; (ii) each holder of Series A-1 Preferred is entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to that number of votes equal to the number of shares of Common Stock into which such holder’s shares of Series A-1 Preferred could then be converted, (iii) there shall be no adjustment made to the conversion ratio of the Series A-1 Preferred for any stock split, stock dividend, combination, reclassification or other similar event, (iv) the Series A-1 is non-redeemable, (v) upon such time that any dividend is paid to the holders of

Common Stock, the holders of Series A-1 Preferred shall be entitled to a dividend in an amount per share equal to that which such holders would have been entitled to receive had they converted all of the shares of Series A-1 Preferred into Common Stock immediately prior to the payment of such dividend, (vi) each share of Series A-1 Preferred is entitled to a liquidation preference of $.08 per share, and (vii) the approval of the holders of at least 2/3 (66.6%) of the outstanding shares of the Series A-1 Preferred, voting together separately as a class, is required for (a) the merger, sale of all, or substantially all of the assets or intellectual property, recapitalization, or reorganization of the Company, (b) the authorization or issuance of any equity equity security having any right, preference or priority superior to or on a parity with the series A-1 Preferred, (c) the redemption, repurchase or acquisition of any of the Company’s equity securities or the payment of any dividends or distributions thereon, (d) any amendment or repeal of the Company’s Articles of Incorporation or Bylaws that would have an adverse affect on the rights, preferences or privileges of the Series A-1 Preferred, and (e) the making of any loan or advance to any person except in the ordinary course of business.

During the quarter ended September 30, 2012, the Company; (i) sold 2,875,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred”) to one entity for $230,000, (ii) retired $109,060 of debt, including interest thereon of $9,060, by issuing 1,250,000 shares of Series A-1 Preferred, (iii)  issued 625,000 shares of Series A-1 Preferred as retirement of $50,000 of outstanding debt, and (iv) issued 250,000 shares of Series A-1 Preferred to the Company’s Chief Executive Officer, Edward L. Bernstein, as payment of $20,000 owed to Mr. Bernstein for services rendered.

The Company recorded a $409,060 dividend to its preferred stockholders as a result of the in the money conversion into common shares.

(D) Stock Option Plan

In 2008 the Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At December 31, 2012 and 2011, there were 55,280 and 96,880 options issued and outstanding, respectively, under the Stock Plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 10  Stockholders’ Equity (continued)

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the 1ate of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Exercise price	$5.00 - $25.00	$7.50 - $13.50
Expected dividends	0%	0%
Expected volatility	376%	123%
Risk free interest rate	0.16% to 2.315%	1.14% to 1.77%
Expected life of option	5-7 years	5-7 years
Expected forfeitures	0%	0%

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately. The Company has recorded an expense of $41,209 and $92,778 in years ended December 31, 2012 and December 31, 2011, respectively, in G&A other.

The vesting provisions for these agreements have various terms as follows:

•	Annually, over one, two or three years
•	Monthly, over six months to one year
•	Annually, with monthly vesting after the first year, over a total of three or four years
•	Immediately, upon gran

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value

Balance, December 31, 2010	39,480	$18.50
Granted	92,800	6.00	6.46
Exercised	0
Forfeited	(35,400)	16.50
Balance, December 31, 2011	96,880	7.50	8.12	$0
Granted	0
Exercised	0
Forfeited	(41,600)	5.00
Balance, December 31, 2012 - Outstanding	55,280	7.50	7.63	$0
Balance, December 31, 2012 - Exercisable	38,430	10.00	7.20	$0

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 10  Stockholders’ Equity (continued)

The options outstanding and exercisable at December 31, 2012 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Otstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$25.00	2,500	6.46 years	$25.00	2,500	$25.00	7.46 years
$13.50	4,480	5.35 years	$13.50	14,480	$13,50	6.35 years
$12.50	2,000	7.79 years	$12.50	2,000	$12.50	8.79 years
$8.50	30,500	8.24 years	$8.50	20,250	$8.50	9.43 years
$5.00	14,800	8.49 years	$5.00	8,200	$5.00	9.49 years
	55,280	7.06 years	$8.95	38,430	$9.75	8.06 years

Included in options outstanding are 700 options which vest based on performance. It is unlikely that the optionees will generate the required sales volume for any of these options to vest.

The following is a summary of the Company’s non-vested stock options at December 31, 2012:

	Non-vested Stock options	Weighted Average Grant Date Fair Value

Non-vested - December 31, 2011	51,867	$16.50
Granted	0	$6.00
Vested/Exercised	(11,267)	$4.50
Forfeited/Cancelled	(23,750)	$8.50
Non-vested - December 31, 2012	16,850	$6.00
Weighted average remaining period for vesting	1.61 years

Note 11 Commitments

The Company subleases approximately 1,000 square feet of office space in San Anselmo, California from a related party on a month-to-month basis for $1,000 per month. Lease payments for the last six months of the year ending December 31, 2012 have been deferred. The Company’s accounts payable balance includes $6,000 for the deferred rent.

Note 12 Income Taxes

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Tax expense at the federal statutory rate	34%	34%
State tax expense, net of federal tax effect	5%	5%
Permanent timing differences	22%	(8%.)
Deferred income tax asset valuation allowance	(61%.)	(31%.)
Effective income tax rate	0%	0%

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 12 Income Taxes (continued)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2012	December 31, 2011

Deferred income tax assets - net operating losses	$2,000,000	$1,830,000
Less deferred income tax assets valuation allowance	(2,000,000)	(1,830,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2012 and December 31, 2011 was $2,000,000 and $1,830,000, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $170,000 for Fiscal 2012. The net change in the deferred income tax assets valuation allowance was an increase of $428,000 for Fiscal 2011.

As of December 31, 2012, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Our net operating loss carry-forwards of $5,093,000 began to expire in 2029 and continue to expire through 2032. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the operating loss carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur

Note 13 Subsequent Events

On February 4, 2013, the Company entered into a Share Exchange Agreement with the ten shareholders of Novas Energy (USA), Inc. (“Novas”) whereby the Company exchanged 100,000,000 of its shares of common stock for all of the issued and outstanding shares of Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of the Company and the shareholders of Novas were issued shares of the common stock of the Company representing in the aggregate approximately 56% of the outstanding voting power (including common and preferred shares) of the Company. As of the date of the Share Exchange Agreement, there were no material relationships between the Company and any of Novas’ respective affiliates, directors or officers. The Company intends to carry on the business of Novas in addition to its current business. Novas has an exclusive license to engage in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil and gas in the United States.

As a result of the Share Exchange Agreement, our principal business became the business of Novas. As the Novas Shareholders obtained the majority of the outstanding shares of the Company through the acquisition, the acquisition is accounted for as a reverse merger or recapitalization of the Company. As such, Novas is considered the acquirer for accounting purposes.

Propell Technologies Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 13 Subsequent Events (continued)

On March 6, 2013, John W. Huemoeller II, was appointed as the Chief Executive Officer and President of  the Company. In connection with his appointment, Mr. Huemoeller entered into a three-year employment agreement with the Company (the “Agreement”) pursuant to which, Mr. Huemoeller will be entitled to receive an annual base salary of $180,000 and will be entitled to discretionary performance bonus payments. The Agreement provides for a severance payment in the event of employment termination by the Company without Just Cause (as defined in the Agreement), by Mr. Huemoeller for Good Reason (as defined in the Agreement), due to Disability or a Change of Control (each as defined in the Agreement) or death, equal to either (i) one month base salary if at the time of termination the Company has not achieved gross revenue of at least $1,000,000 or (ii) six (6) months base salary if at the time of termination the Company has achieved gross revenue of at least $1,000,000. Additionally, Mr. Huemoeller was granted options to purchase 10,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. These options will vest immediately as to 2,500,012 shares of common stock and the balance pro rata, on a monthly basis, over thirty-six (36) months, with accelerated vesting upon a Change of Control, termination by the Company without Just Cause or by Mr. Huemoeller for Good Reason. The Agreement also includes confidentiality obligations and inventions assignments by Mr. Huemoeller.

On March 6, 2013, John Zotos was elected as a director and also appointed to serve as the Corporate Secretary of the Company for an annual salary of $30,000 and received options exercisable for 1,000,000 shares of common stock of the Company at an exercise price of $.25 per share, of which 250,012 shares vested immediately and the remaining options are to vest on a monthly basis over a three-year period, subject to acceleration upon certain events.

During the first calendar quarter of 2013, the Company issued (i) an aggregate of 25,000,000 shares of its Common Stock to convertible note holders upon conversion of an aggregate of $500,000 principal amount of notes held by such noteholders (See also Note 5 – “Notes and Convertible Notes Payable at December 31, 2012” for discussion of the Exchange Notes,  (ii) 6,875,000 shares of Common Stock upon conversion of 687,500 shares of Series A-1 Preferred Stock, and (iii) 600,000 shares of its Common Stock as payment for employee and consulting services rendered.

On April 1, 2013, we paid to each of Messrs. Bernstein, Kalow and Fuller their quarterly director fee of a $3,000 cash payment and issued each of them options exercisable for 18,462 shares of our Common Stock at an exercise price of $.65 per share.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the items discussed above.