Form 10-Q
period 2013-03-31
Propell Technologies Group, Inc.
filed 2013-05-20
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-53488

PROPELL TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1701 Commerce Street, Houston, Texas 77002

  (Address of principal executive offices including zip code)

(713) 227-0480

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 134,432,871 shares of common stock, $.001 par value per share, as of May 17, 2013.

1

PROPELL TECHNOLOGIES GROUP, INC.

  PART I.—FINANCIAL INFORMATION

Propell Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(A Development Stage Enterprise)

	March 31, 2013	December 31, 2012
Assets	(unaudited)

Current Assets
Cash	$21,739	$70
Accounts receivable (net of allowances)	42	-
Prepaid expenses	7,083	-
Total Current Assets	28,864	70

Property and Equipment, net	40,504	-

Other Assets
Deposits	2,200	-
Website, net	400	-
Total Assets	$71,968	$70

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$116,765	$-
Accrued liabilities	99,346	100
Accrued interest	1,320	-
Notes payable and advances - related parties	3,000	-
Convertible notes payable related parties, net of discount of $19,000	46,000	-
Liabilities from discontinued operations	1,221,008	-

Total Current Liabilities	1,487,439	100

Long Term Liabilities
Notes Payable	622,000	-
Convertible notes payable related parties, net of discount of $1,395,070 and $0 respectively	104,930	-
Accrued Interest	46,708	-
Total Long Term Liabilities	773,638	-

Total Liabilities	2,261,077	100

Stockholders' Deficit
Prefered stock, $0.001 par value; 5,000,000 shares authorized, 4,312,500 and 0 ares issued and outstanding, respectively. (liquidation preference $345,000 and $0, respectively)	4,313	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 134,432,871 and 100,000,000 shares issued and outstanding, respectively	134,433	100,000
Additional paid-in capital	229,928	-
Accumulated deficit	(2,557,783)	(100,030)
Total Stockholders' Deficit	(2,189,110)	(30)

Total Liabilities and Stockholders' Deficit	$71,968	$70

See notes to consolidated financial statements

Propell Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(A Development Stage Enterprise)

	Three months ended, March 31, 2013	Cumulative from inception (June 19,2012 to March 31,2013)
	(unaudited)	(unaudited)
Net Revenues	$2,897	$2,897

Cost of Goods Sold	2,880	2,880

Gross Profit	17	17

Research & development	18,052	18,052
Compensation	249,045	249,045
Sales and Marketing	47,443	47,443
Professional Fees	101,456	101,456
General and administrative	534,643	535,568
Total Expense	950,639	951,564
Loss from Operations	(950,622)	(951,547)

Other Income	3,866	3,866
Debt forgivness	1,000	1,000
Interest Expense	(35,206)	(35,206)

Loss before Provision for Income Taxes	(980,962)	(981,887)

Provision for Income Taxes	-	-

Net Loss	$(980,962)	(981,887)

Net Loss Per Share - Basic and Diluted	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	50,586,094

See notes to consolidated financial statements

Propell Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Deficit
For the Period June 19, 2012 (Inception) to March 31, 2013
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, Inception June 19, 2012	-	$-	-	$-	$-	$-	$-

Stock Issued ($0.001 per share)			100,000,000	100,000			100,000

Contributed Capital					895		895

Dividends					(895)	(99,105)	(100,000)

Net loss for year ended December 31, 2012						(925)	(925)
Balance, December 31, 2012	-	-	100,000,000	100,000	-	(100,030)	(30)

Contributed Capital					37,301		37,301

Recapitalization as a result of the reverse
merger on February 4, 2013 with Novas Energy	5,000,000	5,000	27,357,871	27,358		(1,476,791)	(1,444,433)

Equity based compensation					195,014		195,014

Conversion of preferred stock	(687,500)	(688)	6,875,000	6,875	(6,187)		-

Issuance of shares for services			200,000	200	3,800		4,000

Net loss for three months ended March 31, 2013		-		-	-	(980,962)	(980,962)
Balance, March 31, 2013	4,312,500	$4,312	134,432,871	$134,433	$229,928	$(2,557,783)	$(2,189,110)

See notes to consolidated financial statements

Propell Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(A Development Stage Enterprise)

	Three months ended, March 31, 2013	Cumulative from inception (June 19,2012 to March 31,2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(980,962)	$(981,887)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	5,300	5,300
Amortization expense	400	400
Amortization of debt discount	68,900	68,900

Stock options issued for services	195,014	195,014
Stock issued for services	4,000	4,000
Changes in Assets and Liabilities
Accounts receivable	(10)	(10)
Prepaid expenses	(18)	(18)
Accounts payable	64,890	64,890
Accrued expenses	14,070	14,170
Accrued interest	34,204	34,204
Cash Used in Operating Activities	(594,212)	(595,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,119)	(6,119)
NET CASH USED IN INVESTING ACTIVITIES	(6,119)	(6,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	-	895
Proceeds from notes payable and advances	622,000	622,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	622,000	622,895

NET DECREASE IN CASH	21,669	21,739
CASH AT BEGINNING OF YEAR	70	-
CASH AT END OF PERIOD	$21,739	$21,739

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$1,500	$1,500
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in reverse merger	$2,658	$-
Liabilities acquired in reverse merger	$1,447,091
Contributed assets	$37,301	$37,301

See notes to consolidated financial statements

Propell Technologies Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013 and December 31, 2012

Note 1 Organization and Summary of Significant Accounting Policies

(A) Description of the Business

Propell Technologies Group, Inc. (fka Propell Corporation) (the “Company”), is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and the Company issued an aggregate of 180,000 shares to the former shareholders of CMI. On May 6, 2008, the Company acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,897 shares of the Company’s common stock to the members of Mountain Capital, LLC and a total of 2,722 shares of the Company’s common stock to the members of AUL. In 2010 AUL and AMS were dissolved and the operations of CMI were discontinued. On February 4, 2013, the Company entered into a Share Exchange Agreement with Novas Energy (USA), Inc. whereby the Company exchanged 100,000,000 shares of its common stock for 100,000,000 shares of common stock in Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of the Company. As a result of the share exchange the shareholders of Novas obtained the majority of the outstanding shares of the Company. As such, the exchange is accounted for as a reverse merger or recapitalization of the Company and Novas Energy (USA), Inc. was considered the acquirer for accounting purposes.

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

(E) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2013.

Propell Technologies Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(F) Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

(G) Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated, including the potential risk of business failure. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

(H) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2013 and December 31, 2012, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2013 and December 31, 2012, the balance did not exceed the federally insured limit.

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

(J) Inventory

The Company had no inventory as of March 31, 2013 or December 31, 2012.

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

Propell Technologies Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(L) Net Loss per Share

Basic earnings (loss) per share and diluted earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. The Company’s share equivalents consist of 11,092,204 and 0 stock options for the periods ended March 31, 2013 and December 31, 2012 respectively. Since the Company reported a net loss for the periods ended March 31, 2013 and December 31, 2012, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

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

(O) Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2013, there have been no interest or penalties incurred on income taxes.

(P) Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to be immaterial or not applicable.

Note 2 Prepaid Expenses

For the period ended March 31, 2013, the Company had prepaid expenses of $7,083 comprised of $6,696 of prepaid insurance and $387 of prepaid cost of goods sold.

For the year ended December 31, 2012, the Company had no prepaid expenses.

Note 3 Property and Equipment

Property and Equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Furniture and fixtures	$27,143	$-
Field equipment	16,120
Computer and equipment	2,541	-
Total cost	45,804	-
Less: accumulated depreciation	(5,300)	-
Property and equipment, net	$40,504	$-

Depreciation expense was $5,300 and $0 for the period ended March 31, 2013 and the year December 31, 2012, respectively.

Propell Technologies Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013 and December 31, 2012

Note 4 Accrued Liabilities

At March 31, 2013 and 2012 accrued expenses consisted of the following:

	March 31, 2013	December, 31 2012

Payroll	$78,125	$-
Taxes	69	-
Other	21,152	100
Total accrued expenses	$99,346	$100

Note 5 Notes and Convertible Notes Payable at March 31, 2013 – Related Parties

Convertible Notes Payable	March 31, 2013 Principal Amount	December 31, 2012 Principal Amount

6% convertible notes payable, due November 19, 2017	$1,500,000	$-
less debt discount	(1,395,070)	-
Total convertible notes payable, net of discount	$104,930	$-

The notes consist of $1,500,000 of notes to a number of private parties. The notes bear interest at the rate of 6% per annum and are due on November 17, 2017.At March 31, 2013 there remains $1,500,000 of Exchange Debt outstanding, less an unamortized debt discount of $1,395,070 leaving a balance of $104,930.

Note 6 Notes Payable at March 31, 2013

Convertible Notes Payable	Principal Amount

8% note payable to Anuta – Related Party	$500,000
8% note payable to Pansies, LTD	66,000
8% note payable to Pansies, LTD	56,000
622,000
Accrued Interest	6,843
Total convertible notes payable	$628,843

The note payable to Anuta in the amount of $500,000 bears interest at the rate of 8% per annum and matures on February 1, 2016. The Note payable to Pansies, LTD in the amount of $66,000 bears interest at the rate of 8% per annum and matures on March 5, 2014. The note payable to Pansies, LTD in the amount of $56,000 bears interest at the rate of 8% per annum and matures on March 22, 2014. The Pansies LTD notes were funded pursuant to a Credit Agreement that allows for loans to be made to Novas up to an aggregate of $500,000. Each loan under the Credit Agreement bears interest at the rate of 8% per annum and is evidenced by a note which matures one year from the issue date.  (See also Footnote 13 – “Subsequent Events” for further discussion of the Credit Agreement).

Propell Technologies Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013 and December 31, 2012

Note 7  Notes Payable – Discontinued Operations

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At March 31, 2013, the notes total an aggregate of approximately $838,542. Crystal Magic is in default on all of these notes. In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets. In addition, the Company estimates that there are $382,866 of past due accounts payable at CMI.

Note 8 Related Party Transactions

There are convertible notes payable to a related party totaling $65,000. These notes are unsecured, bear interest at the rate of six percent (6%) per annum and mature on October 31, 2013. The notes are convertible at a conversion price equal to the higher of $0.05 per share or a 50% discount to the 3-day average closing price of the Company’s Common Stock for the three (3) business days immediately preceding the date of a conversion request from a holder. At March 31, 2013 there remains $65,000 of Notes, less an unamortized debt discount of $19,000 leaving a balance of $46,000.

Note 9 Other Income and Income from Debt Forgiveness

For the period ended March 31, 2013 the Company had income from debt forgiveness of $4,866 comprised of (i) $1000 from a former consultant and (ii) $3,866 from various Propell customers who did not claim there commissions.

Note 10 Stockholders’ Equity

(A) Common Stock Issuances of Issuer for the Year ended  March 31, 2013

On February 4, 2013, the Company entered into a Share Exchange Agreement with Novas Energy (USA) whereby the Company exchanged 100,000,000 shares of its common stock for 100,000,000 shares of common stock in Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of Propell and the shareholders of Novas were issued shares of the common stock of Propell representing in the aggregate approximately 56% of the outstanding voting power (including common and preferred shares) of Propell. As of the date of the Share Exchange Agreement, there were no material relationships between the Propell and any of Novas’ respective affiliates, directors or officers. The Company intends to carry on its business and the business of Novas. They have an exclusive license to engage in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil and gas in the United States.

As a result of the Share Exchange Agreement, the principal business of Propell became the business of Novas Energy (USA), Inc. As the shareholders of Novas Energy (USA), Inc. obtained the majority of the outstanding shares of the Company through the acquisition, the acquisition is accounted for as a reverse merger or recapitalization of the Company. As such, Novas Energy (USA), Inc. was considered the acquirer for accounting purposes.

During the first calendar quarter of 2013, the Company issued (i) an aggregate of 25,000,000 shares of its Common Stock to convertible note holders upon conversion of an aggregate of $500,000 principal amount of notes held by such noteholders (See also Note 5 – “Notes and Convertible Notes Payable at March 31, 2013” for discussion of the conversion of the “Exchange Notes”),  (ii) 6,875,000 shares of Common Stock upon conversion of 687,500 shares of Series A-1 Preferred Stock, and (iii) 600,000 shares of its Common Stock as payment for employee and consulting services rendered.

Propell Technologies Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(B) Series A-1 Convertible Preferred Stock

The Company has outstanding 4,312,500 shares of the Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred”). The rights, privileges and preferences of the Series A-1 Preferred are as follows; (i) each share of Series A-1 Preferred is convertible into ten (10) shares of Common Stock; (ii) each holder of Series A-1 Preferred is entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to that number of votes equal to the number of shares of Common Stock into which such holder’s shares of Series A-1 Preferred could then be converted, (iii) there shall be no adjustment made to the conversion ratio of the Series A-1 Preferred for any stock split, stock dividend, combination, reclassification or other similar event, (iv) the Series A-1 is non-redeemable, (v) upon such time that any dividend is paid to the holders of Common Stock, the holders of Series A-1 Preferred shall be entitled to a dividend in an amount per share equal to that which such holders would have been entitled to receive had they converted all of the shares of Series A-1 Preferred into Common Stock immediately prior to the payment of such dividend, (vi) each share of Series A-1 Preferred is entitled to a liquidation preference of $.08 per share, and (vii) the approval of the holders of at least 2/3 (66.6%) of the outstanding shares of the Series A-1 Preferred, voting together separately as a class, is required for (a) the merger, sale of all, or substantially all of the assets or intellectual property, recapitalization, or reorganization of the Company, (b) the authorization or issuance of any equity security having any right, preference or priority superior to or on a parity with the series A-1 Preferred, (c) the redemption, repurchase or acquisition of any of the Company’s equity securities or the payment of any dividends or distributions thereon, (d) any amendment or repeal of the Company’s Articles of Incorporation or Bylaws that would have an adverse affect on the rights, preferences or privileges of the Series A-1 Preferred, and (e) the making of any loan or advance to any person except in the ordinary course of business.

During the period ending March 31, 2013, 687,500 shares of the Series A-1 Preferred were converted into 6,875,000 shares of the Company’s Common Stock.

(C)Stock Option Plan

The Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At March 31, 2013 and December 31 2012, there were 2,819,386 and 0 options issued and outstanding, respectively, under the Stock Plan. In addition, the Company issued 11,000,000 options to two of its Officers which are not covered under this plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately. The Company has recorded an expense of $195,014 and $0 for the period ended March 31, 2013 and the year ended December 31, 2012, respectively, in G&A other.

The vesting provisions for these agreements have various terms as follows:

•	Annually, over one, two or three years
•	Monthly, over six months to one year
•	Annually, with monthly vesting after the first year, over a total of three or four years
•	Immediately, upon grant

Propell Technologies Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013 and December 31, 2012

The options outstanding and exercisable at March 31, 2013 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$25.00	2,500	5.10 years	$25.00	2,500	$25.00	5.10 years
$13.50	5,480	6.21 years	$13.50	5,480	$13,50	6.21 years
$12.50	2,000	7.79 years	$12.50	2,000	$12.50	8.24 years
$8.50	30,500	8.24 years	$8.50	21,958	$8.50	8.54 years
$5.00	14,800	8.49 years	$5.00	8,800	$5.00	8.54 years
$0.25	11,000,000	4.92 years	$0.25	2,979,178	$0.25	4.92 years
$0.65	55,386	10.00 years	$.65	55,386	$0.65	9.93 years
	11,110,666	7.06 years	$8.95	3,075,302	$9.75	8.06 years

Included in options outstanding are 700 options which vest based on performance. It is unlikely that the optionees will generate the required sales volume for any of these options to vest.

(D) Non-Plan Stock Options

In March of 2013, the Company granted to its Chief Executive Officer, John W. Huemoeller II, options (that are not covered by the Company’s Stock Option Plan) to purchase 10,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. Vesting was immediate as to 2,500,012 of the options and the balance of the options vest, pro rata, on a monthly basis, over thirty-six (36) months.

In March of 2013, the Company granted to one of its directors, John Zotos, options (that are not covered by the Company’s Stock Option Plan) to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. Vesting was immediate as to 250,012 of the options and the balance of the options vest pro rata, on a monthly basis, over thirty-six (36) months.

Note 11 Commitments

The Company subleases approximately 1,000 square feet of office space in San Anselmo, California from a related party on a month-to-month basis for $1,000 per month. Lease payments for the last nine months ending March 31, 2013 have been deferred. The Company’s accounts payable balance includes $6,000 for the deferred rent.

The Company leases approximately 2,300 square feet of office space in Houston, Texas for a one year lease which started February 1, 2013 and expires January 31, 2014 for $2,200 per month.

The Company sub-leases approximately 748 square feet of loft space in Houston, Texas from a related party for a one year lease which started January 24, 2013 and expires January 31, 2014 for $1,675 per month.

Propell Technologies Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013 and December 31, 2012

Note 12 Subsequent Events

On April 23, 2013 Novas entered into a $500,000 credit agreement which terminates on April 22, 2015 (the “Credit Agreement”). The Credit Agreement allows for loans to be made to Novas up to an aggregate of $500,000. Each loan under the Credit Agreement bears interest at the rate of 8% per annum and is to be evidenced by a note which matures one year from the issue date. In contemplation of the Credit Agreement the Company was advanced $66,000 on March 5, 2013, $56,000 on March 22, 2013, and $109,500 on April 5, 2013. Subsequent to the Agreement the Company has been advanced $100,000 on May 7, 2013, bringing the total of all advances under the Credit Agreement to $331,500. Each advance is due and payable one-year from the date of the advance (see also Footnote 6 – “Notes Payable as of March 31, 2013”).

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the items discussed above.

Item 2. Management’s Discussion and Analysis of Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the notes hereto and our audited financial statements and notes thereto for the fiscal year ended December 31, 2012. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to these important factors and risks.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Whenever this report refers to “we”, “our”, “us” or “the Company”, such reference is to Propell Technologies Group, Inc.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of March 31, 2013 and March 31, 2012, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

OUR PLAN OF OPERATIONS

Our Company

We are a Delaware corporation engaged in two lines of business. To date, all of our revenue has been derived from our e-commerce line of business. We are currently evaluating this line of business and have substantially reduced our marketing activities and reduced our labor force during this evaluation period. Our primary focus is now on the commercial application of the “Plasma-Pulse Technology” that we license to enhance the recovery of oil in the United States. Since March 19, 2013, we have been requested to treat nine oil wells located in three states within the United States with our exclusive licensed technology.  This treatment had been shown to increase oil production and injector well intake flow in all nine wells that we have treated.  Although the results of this treatment have been very encouraging, the results on the none wells treated may not be indicative of the results of treatment on additional wells. We currently have two apparatuses that we use to perform the treatments. In addition, we are modifying the current apparatus used by the licensor of our technology outside of the United States so that it can be used on additional oil wells in the United States. We anticipate completion of the modified apparatus by the end of the second quarter of this year at which time we will then be able to demonstrate the technology’s capability on additional wells. Initially, we expect to offer our services to independent oil wells for a percentage of the revenue that our customers derive from the additional production resulting from the use of our technology. We may also charge a service fee for use of the technology as opposed to a percentage of revenue. In addition, we may acquire wells and use the technology on our acquired wells to increase their production. Our anticipated customers are the owners of independent oil wells.

Our results of operation for the quarter ended March 31, 2013 and 2012 involve the sales and operations from PropellShops since to date Novas has not generated any revenue. Our current e-commerce customers include eChalk, the Los Angeles Times, the Navy Exchange Command, and numerous K-12 schools and universities, through e-commerce web sites. In addition, our management has a long track record of delivering a variety of consumer and photo products, services and logistics to partners, including Wal-Mart, Walgreens, CVS and Rite-Aid. Our ability to continue to fulfill customer orders and expand our business during the prior year has been dependent upon us raising additional funding. Due to limited capital and related staff reductions, we had reduced our outbound sales and marketing activities. Although we continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops, our activity during the year was limited due to our financing needs.

To date we have financed our operations from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. Novas has financed its operations from loans it has received. We have incurred an accumulated deficit of $2,557,783_through March 31, 2013 and there can be no assurance that we will be able to achieve profitability.

Our principal offices are located at 1701 Commerce Street, Houston, Texas 77002. Our telephone number is (713) 227-0480. Our fiscal year end is December 31.

History

Propell Technologies Group, Inc. (fka Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, the Company acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of the Company’s common stock to the members of Mountain Capital, LLC and a total of 2,721 shares of the Company’s common stock to the members of AUL  (the share amounts set forth above are adjusted to reflect the Company’s 1-for-50 reverse split in August 2012, which is discussed below). In 2010 AUL and AMS were dissolved.  In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated.  On July 6, 2012, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 5,000,000 shares as Series A-1 Convertible Preferred Stock.  On August 17, 2012, we filed an amendment to our Certificate of Incorporation, which increased the number of shares of our authorized common stock to 500,000,000 shares, effectuated a 1-for-50 reverse split of the number of shares of our outstanding common stock and changed our name to Propell Technologies Group. Inc. On February 4, 2013, the Company entered into a Share Exchange Agreement with Novas Energy (USA), Inc. (“Novas”) whereby the Company exchanged 100,000,000 shares of its common stock for 100,000,000 shares of common stock in Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of the Company. As a result of the share exchange the shareholders of Novas obtained the majority of the outstanding shares of the Company. As such, the exchange is accounted for as a reverse merger or recapitalization of the Company and Novas Energy (USA), Inc. is considered the acquirer for accounting purposes.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three months ended March 31, 2013.

Revenue Recognition

We recognize revenues when products are shipped or services are delivered to customers, pricing is fixed or determinable, and collection is reasonably assured. Net revenues include product sales net of returns and allowances.

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

Consolidated Results of Operations for the three months ended March 31, 2013 and March 31, 2012

Three months ended, March 31, 2013
Net Revenues	$2,897
Cost of Goods Sold	(2,880)
Gross Profit	17
Research and development	18,052
Compensation	249,045
Sales and Marketing	47,443
Professional Fees	101,456
General and administrative	534,643
Other Income	3,866
Debt forgiveness	1,000
Interest Expense	(35,206)
Net Loss	$(980,962)

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. Novas had no activity in the period ending March 31, 2012 as its inception date is June 19, 2012. As such, we have no financial data to present for the period ending March 31, 2012 for comparison against the period ending March 31, 2013.

For the three months ended March 31, 2013 we have net revenues of $2,897. The low sales volume is the result of diminished sales and marketing efforts due to lack of working capital.

For the three months ended March 31, 2013 cost of goods sold was $2,880, representing a de minimis gross margin. The lack of gross margin is a reflection of the low sales volume.

We incurred a net loss of $980,962 for the period ending March 31, 2013. Contributing to the net loss was (i) compensation expense of $249,045, which consists of $195,014 of option expense and $54,031 of consulting fees, (ii) professional fees of $101,456, (iii) sales and marketing costs of $47,443, and (iv) general and administrative expense of $534,643, of which $500,000 is comprised of debt incurred for business development expenses prior to the merger.

Consolidated Results of Operations Cumulative from Inception at June 19, 2012 to March 31, 2013

Cumulative from inception (June 19,2012 to March 31,2013)
Net Revenues	$2,897
Cost of Goods Sold	(2,880)
Gross Profit	17
Research and development	18,052
Compensation	249,045
Sales and Marketing	47,443
Professional Fees	101,456
General and administrative	535,568
Other Income	3,866
Debt forgiveness	1,000
Interest Expense	(35,206)
Net Loss	$(981,887)

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. Novas had no activity other than the incurrence of $925 of general expenses in the period from inception at June 19, 2012 through the period ending December 31, 2012. Therefore, our results for the period from inception at June 19, 2012 through March 31, 2013 are the same as for the quarterly period ending March 31, 2013, with the exception of the $925 of additional expenses incurred in the longer reporting period.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $2,557,783 through March 31, 2013 and incurred negative cash flow from operations since we started our business. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. As of March 31, 2013 we have notes outstanding, net of debt discount, in the aggregate principal amount of $2,190,000, and the Company does not currently have the resources to repay these loans as they become due, which includes $65,000 due in October 2013, $122,000 due in March of 2014, $500,000 due in February of 2016 and $1,500,000 due in November 2017 (there is also $3,000 that is due upon demand).

Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next quarter. Our ability to continue to fulfill customer orders and expand our business is dependent upon us raising additional funding in the near term. Due to limited capital and related staff reductions, we have reduced our outbound sales and marketing activities until such time that more working capital can be secured or is generated from sales growth.  We continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops. However, our lack of working capital makes it difficult to implement our business strategy.

We will need to raise additional working capital to fund our operations, implement our business strategy and meet our debt obligations. In furtherance of meeting our anticipated cash requirements, on April 23, 2013 Novas entered into a $500,000 credit agreement which terminates on April 22, 2015 (the “Credit Agreement”). The Credit Agreement allows for loans to be made to Novas up to an aggregate of $500,000. Each loan under the Credit Agreement bears interest at the rate of 8% per annum and is to be evidenced by a note which matures one year from the issue date. In contemplation of the Credit Agreement the Company was advanced $66,000 on March 5, 2013, $56,000 on March 22, 2013, and $109,500 on April 5, 2013. Subsequent to the execution of the Agreement there was an additional advance made for $100,000 on May 7, 2013, bringing the total of all advances under the Credit Agreement to $331,500. Each advance is due and payable one-year from the date of the advance.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures as of March 31, 2013 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

None that have not previously been reported.

Item 3. Defaults upon senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation Number	Exhibit
10.1*	Credit Agreement of Novas Energy USA, Inc.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 32.2

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

* Incorporated by reference to the Company’s Form 8K/A filed on April 25, 2013.
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

DATE: May 20, 2013	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)

	By:	/s/John W. Huemoeller II
John W. Huemoeller II, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

