Form 10-Q
period 2013-06-30
Propell Technologies Group, Inc.
filed 2013-08-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 134,920,371 shares of common stock, $.001 par value per share, as of August 2, 2013.

PROPELL TECHNOLOGIES GROUP, INC.

Index

		Page
PART I. FINANCIAL INFORMATION		F-1

Item 1.	Condensed Consolidated Financial Statements

	Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-2

	Statements of Operations for the three months and six months ended June 30, 2013, the period June 19, 2012 (inception) to June 30, 2012 and cumulative from inception (June 19, 2012 to June 30, 2013)	F-3

	Statement of Stockholders’ Deficit as of June 30, 2013 (unaudited)	F-4

	Statements of Cash Flows for the six months ended June 30, 2013, the period June 19, 2012 (inception) to June 30, 2012 and cumulative from inception (June 19, 2012 to June 30, 2013)	F-5

	Notes to Condensed Consolidated Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Item 4.	Controls and Procedures	8

PART II. OTHER INFORMATION		9

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	10

2

PART I.—FINANCIAL INFORMATION

PROPELL CORPORATION

TABLE OF CONTENTS

  June 30, 2013

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	F-2

Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2013, the period June 19, 2012 (inception) to June 30, 2012 and cumulative from inception (June 19, 2012 to June 30, 2013)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit as of June 19, 2012 (inception) to June 30, 2013	F-4

Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2013, the period June 19, 2012 (inception) to June 30, 2012 and cumulative from inception (June 19, 2012 to June 30, 2013)	F-5

Notes to the Condensed Consolidated Financial Statements	F-6–F-13

Propell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(A Development Stage Enterprise)

	June 30, 2013	December 31, 2012
	unaudited
Assets

Current Assets
Cash	$21,162	$70
Accounts receivable (net of allowances)	862	-
Prepaid expenses	11,652	-
Total Current Assets	33,676	70

Property and Equipment, net	32,634	-

Other Assets
Deposits	2,200	-
Total Assets	$68,510	$70

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$124,159	$-
Accrued liabilities	83,589	100
Accrued interest	18,526	-
Notes payable	411,500
Notes payable and advances - related parties	3,000	-
Convertible notes payable related parties, net of discount of $18,000	47,000	-
Liabilities from discontinued operations	1,221,008	-

Total Current Liabilities	1,908,782	100

Long Term Liabilities
Notes Payable	500,000	-
Convertible notes payable related parties, net of discount of $1,311,783 and $0 respectively	178,467	-
Accrued Interest	68,316	-
Total Long Term Liabilities	746,783	-

Total Liabilities	2,655,565	100

Stockholders' Deficit
Prefered stock, $0.001 par value; 5,000,000 shares authorized, 4,312,500 and 0 ares issued and outstanding, respectively. (liquidation preference $345,000 and $0, respectively)	4,312	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 134,920,371 and 100,000,000 shares issued and outstanding, respectively	134,921	100,000
Additional paid-in capital	705,845	-
Accumulated deficit	(3,432,133)	(100,030)
Total Stockholders' Deficit	(2,587,055)	(30)

Total Liabilities and Stockholders' Deficit	$68,510	$70

See notes to condensed consolidated financial statements

Propell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(A Development Stage Enterprise)

	Three months ended, June 30, 2013	Six months ended, June 30, 2013	Period June 19, 2012 (inception) to June 30, 2012	Cumulative from inception (June 19, 2012 to June 30 ,2013)
	unaudited	unaudited	unaudited	unaudited
Net Revenues	$11,360	$14,257	$-	$14,257

Cost of Goods Sold	8,267	11,147	-	11,147

Gross Profit	3,093	3,110	-	3,110

Research & development	20,093	38,145	-	38,145
Compensation	412,624	661,669	-	661,669
Sales and Marketing	1,402	48,845	-	48,845
Professional Fees	164,473	265,929	-	265,929
General and administrative	241,016	775,659	895	776,584
Total Expense	839,608	1,790,247	895	1,791,172
Loss from Operations	(836,515)	(1,787,137)	(895)	(1,788,062)

Other Income	(21)	3,845	-	3,845
Debt forgivness	-	1,000	-	1,000
Interest Expense	(37,814)	(73,020)	-	(73,020)

Loss before Provision for Income Taxes	(874,350)	(1,855,312)	(895)	(1,856,237)

Provision for Income Taxes	-	-	-	-

Net Loss	$(874,350)	$(1,855,312)	$(895)	(1,856,237)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	134,719,954	94,818,913

See notes to condensed consolidated financial statements

Propell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(A Development Stage Enterprise)

For the Period June 19, 2012 (Inception) to June 30, 2013

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, Inception June 19, 2012	-	$-	-	$-	$-	$-	$-

Stock Issued ($0.001 per share)			100,000,000	100,000			100,000

Contributed Capital					895		895

Dividends					(895)	(99,105)	(100,000)

Net loss for year ended December 31, 2012						(925)	(925)
Balance, December 31, 2012	-	-	100,000,000	100,000	-	(100,030)	(30)

Contributed Capital					37,301		37,301

Recapitalization as a result of the reverse merger on February 4, 2013 with Novas Energy	5,000,000	5,000	27,357,871	27,358		(1,476,791)	(1,444,433)

Equity based compensation					661,669		661,669

Conversion of preferred stock	(687,500)	(688)	6,875,000	6,875	(6,187)		-

Conversion of note			487,500	488	9,262		9,750

Issuance of shares for services			200,000	200	3,800		4,000

Net loss for six months ended June 30, 2013		-		-	-	(1,855,312)	(1,855,312)
Balance, June 30, 2013	4,312,500	$4,312	134,920,371	$134,921	$705,845	$(3,432,133)	$(2,587,055)

See notes to condensed consolidated financial statements

Propell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(A Development Stage Enterprise)

	Six months ended, June 30, 2013	Period June 19, 2012 (inception) to June 30, 2012	Cumulative from inception (June 19, 2012 to June 30, 2013)
	unaudited	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,855,312)	$(895)	$(1,856,237)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	13,170		13,170
Amortization expense	400		400
Amortization of debt discount	153,187		153,187
Stock options issued for services	661,669		661,669
Stock issued for services	4,000		4,000
Changes in Assets and Liabilities
Accounts receivable	(862)		(862)
Prepaid expenses	(5,879)		(5,879)
Accounts payable	72,284	100	72,384
Accrued interest	73,054		73,054
Cash Used in Operating Activities	(884,289)	(795)	(885,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,119)	-	(6,119)
NET CASH USED IN INVESTING ACTIVITIES	(6,119)	-	(6,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	-	895	895
Proceeds from notes payable and advances	911,500		911,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	911,500	895	912,395

NET INCREASE (DECREASE) IN CASH	21,092	100	21,162
CASH AT BEGINNING OF PERIOD	70	-	-
CASH AT END OF PERIOD	$21,162	$100	$21,162

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$1,500	$-	$1,500
Cash paid for interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in reverse merger	$2,658	$-	$-
Liabilities acquired in reverse merger	$1,447,091	$-	$-
Contributed assets	$37,301	$-	$37,301
Conversion of debt to equity	$9,750	$-	$9,750

See notes to condensed consolidated financial statements

Propell Technologies Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

Note 1 - Organization and Summary of Significant Accounting Policies

(A) Description of the Business

Propell Technologies Group, Inc. (fka Propell Corporation) (the “Company”), is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and the Company issued an aggregate of 180,000 shares to the former shareholders of CMI. On May 6, 2008, the Company acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,897 shares of the Company’s common stock to the members of Mountain Capital, LLC and a total of 2,722 shares of the Company’s common stock to the members of AUL. In 2010 AUL and AMS were dissolved and the operations of CMI were discontinued. On February 4, 2013, the Company entered into a Share Exchange Agreement with Novas Energy (USA), Inc. (“Novas”) whereby the Company exchanged 100,000,000 shares of its common stock for 100,000,000 shares of common stock in Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of the Company. As a result of the share exchange the shareholders of Novas obtained the majority of the outstanding shares of the Company. As such, the exchange is accounted for as a reverse merger or recapitalization of the Company and Novas was considered the acquirer for accounting purposes.

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

Propell Technologies Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(E) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended June 30, 2013.

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

(H) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2013 and December 31, 2012, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2013 and December 31, 2012, the balance did not exceed the federally insured limit.

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

(J) Inventory

The Company had no inventory as of June 30, 2013 or December 31, 2012.

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

Propell Technologies Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(L) Net Loss per Share

Basic earnings (loss) per share and diluted earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. The Company’s share equivalents consist of 11,110,666 and 0 stock options for the periods ended June 30, 2013 and December 31, 2012 respectively. Since the Company reported a net loss for the periods ended June 30, 2013 and December 31, 2012, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

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

(O) Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2013, there have been no interest or penalties incurred on income taxes.

(P) Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to be immaterial or not applicable.

Note 2 - Prepaid Expenses

For the period ended June 30, 2013, the Company had prepaid expenses of $11,652 comprised of $4,525 of prepaid insurance, $439 of prepaid cost of goods sold and $6,688 of prepaid expenses related to investor relations and the Company’s SEC filing expenses.

For the year ended December 31, 2012, the Company had no prepaid expenses.

Note 3 - Property and Equipment

Property and Equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Furniture and fixtures	$27,143	$-
Field equipment	16,120
Computer and equipment	2,541	-
Total cost	45,804	-
Less: accumulated depreciation	(13,170)	-
Property and equipment, net	$32,634	$-

Depreciation expense was $13,170 and $0 for the period ended June 30, 2013 and the year December 31, 2012, respectively.

Propell Technologies Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

Note 4  - Accrued Liabilities

At June 30, 2013 and December 31, 2012 accrued expenses consisted of the following:

	June 30, 2013	December, 31 2012

Payroll	$78,125	$-
Taxes	154	-
Other	5,310	100
Total accrued expenses	$83,589	$100

Note 5 - Long Term Notes and Convertible Notes Payable at June 30, 2013

Notes and Convertible Notes Payable	Principal Amount

6% convertible notes payable (net of debt discount of $1,311,783) - Related Parties	178,467
8% note payable to Anuta - Related Party	500,000

Accrued Interest	68,316
Total long term notes payable	$746,783

The convertible notes payable consist of notes issued to a number of private parties (the “Exchange Debt”). The notes bear interest at the rate of 6% per annum and are due on November 17, 2017. At June 30, 2013 there remains $1,490,250 of Exchange Debt outstanding, less an unamortized debt discount of $1,311,783 leaving a balance of $178,467. The Exchange Debt is convertible into common stock at a conversion price of $0.02 per share.

The note payable to Anuta in the amount of $500,000 bears interest at the rate of 8% per annum and matures on February 1, 2016.

The Company had no long term notes or convertible notes payable as of December 31, 2012.

Note 6 - Short Term Notes and Convertible Notes Payable at June 30, 2013

Notes and Convertible Notes Payable	Principal Amount

8% note payable to Pansies, LTD – Related Party	66,000
8% note payable to Pansies, LTD – Related Party	56,000
8% note payable to Pansies, LTD – Related Party	109,500
8% note payable to Pansies, LTD – Related Party	100,000
8% note payable to Pansies, LTD – Related Party	50,000
8% note payable to Strategic IR	30,000
6% convertible notes payable to Dart Union (net of debt discount of $18,000) – Related Party	47,000

Accrued Interest	18,526
Total short term notes payable	$477,026

Propell Technologies Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

The notes payable issued by Novas to Pansies, LTD each bear interest at the rate of 8% per annum and mature as follows: (i) the note in the amount of $66,000 matures on March 5, 2014, (ii) the note in the amount of $56,000 matures on March 22, 2014, (iii) the note in the amount of $109,500 matures on April 5, 2014, (iv) the note in the amount of $100,000 matures on May 7, 2014, and (v) the note in the amount of $50,000 matures on June 10, 2014. The Pansies LTD notes were funded pursuant to a Credit Agreement that allows for loans to be made to Novas up to an aggregate of $500,000. Each loan under the Credit Agreement bears interest at the rate of 8% per annum and is evidenced by a note which matures one year from the issue date.

The $30,000 note payable issued by Novas to Strategic IR bears interest at the rate of 8% per annum and matures on June 25, 2014.

The convertible notes payable to Dart Union consist of three convertible notes totaling $65,000. These notes are unsecured, bear interest at the rate of six percent (6%) per annum and mature on October 31, 2013. The notes are convertible at a conversion price equal to the higher of $0.05 per share or a 50% discount to the 3-day average closing price of the Company’s Common Stock for the three (3) business days immediately preceding the date of a conversion request from a holder. At June 30, 2013 there remains $65,000 of notes, less an unamortized debt discount of $18,000 leaving a balance of $47,000.

The Company also has an advance payable for $3,000 to a related party, which is due upon demand.

The Company had no short term notes or convertible notes payable as of December 31, 2012.

Note 7  - Notes Payable – Discontinued Operations

The Company’s Crystal Magic subsidiary has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At June 30, 2013, the notes total an aggregate of approximately $838,542. Crystal Magic is in default on all of these notes. In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets. In addition, the Company estimates that there are $382,866 of past due accounts payable at CMI.

Note 8 - Related Party Transactions

The Company’s long and short term notes and convertible notes are issued to related parties, with the exception of a $30,000 note issued to Strategic IR. At June 30, 2013 there remains (i) principal amount of $1,990,250 of long term notes and convertible notes payable issued to related parties, less an unamortized debt discount of $1,311,783 leaving a balance of $678,467 (see also Note 5 – “Long Term Notes and Convertible Notes Payable at June 30, 2013” for further discussion of the terms of this debt), and (ii) principal amount of $446,500 of short term notes and convertible notes payable to related parties, less an unamortized debt discount of $18,000 leaving a balance of $428,500 (see also Note 6 – “Short Term Notes and Convertible Notes Payable at June 30, 2013” for further discussion of the terms of this debt). .

Propell Technologies Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

Note 9 - Stockholders’ Equity

(A) Common Stock Issuances of Issuer for the Period Ended June 30, 2013

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

During the first calendar quarter of 2013, the Company issued (i) an aggregate of 25,000,000 shares of its Common Stock to convertible note holders upon conversion of an aggregate of $500,000 principal amount of notes held by such noteholders,  (ii) 6,875,000 shares of Common Stock upon conversion of 687,500 shares of Series A-1 Preferred Stock, and (iii) 600,000 shares of its Common Stock as payment for employee and consulting services rendered.

During the second calendar quarter of 2013, the Company issued an aggregate of 487,500 shares of its Common Stock to convertible note holders upon conversion of an aggregate of $9,750 principal amount of the Exchange Notes.( see also Note 5 – “Long Term Notes and Convertible Notes Payable at June 30, 2013”).

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

During the period ending June 30, 2013, 687,500 shares of the Series A-1 Preferred were converted into 6,875,000 shares of the Company’s Common Stock.

(C) Stock Option Plan

The Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. After the reverse stock split in August 2012, a total of 100,000 shares were available for grant. Subsequent to the reverse split the Board of Directors approved an increase in the number of awards available for grant to 2,100,000. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At June 30, 2013 and December 31, 2012, there were 110,666 and 0 options issued and outstanding, respectively, under the Stock Plan. In addition, the Company issued 11,000,000 options to two of its Officers which are not covered under this plan (see section (D) – “Non-Plan Stock Options” for further description of these options)

Propell Technologies Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately. The Company has recorded an expense of $661,669 and $0 for the period ended June 30, 2013 and the year ended December 31, 2012, respectively, in general and administrative expense.

The vesting provisions for these agreements have various terms as follows:

•	Annually, over one, two or three years
•	Monthly, over six months to one year
•	Annually, with monthly vesting after the first year, over a total of three or four years
•	Immediately, upon grant

The options outstanding and exercisable at June 30, 2013 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$25.00	2,500	4.85 years	$25.00	2,500	$25.00	4.85 years
$13.50	5,480	5.96 years	$13.50	5,480	$13,50	5.96 years
$12.50	2,000	8.00 years	$12.50	2,000	$12.50	8.00 years
$8.50	30,500	8.29 years	$8.50	23,666	$8.50	8.29 years
$5.00	14,800	8.29 years	$5.00	9,700	$5.00	8.29 years
$0.25	11,000,000	4.67 years	$0.25	3,666,676	$0.25	4.67 years
$0.65	55,386	9.68 years	$.65	55,386	$0.65	9.68 years
	11,110,666	8.03 years	$8.95	3,765,409	$9.75	8.03 years

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

Propell Technologies Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

In March of 2013, the Company granted to one of its directors, John Zotos, options (that are not covered by the Company’s Stock Option Plan) to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. Vesting was immediate as to 250,012 of the options and the balance of the options vest pro rata, on a monthly basis, over thirty-six (36) months.

Note 10 - Commitments

The Company leases approximately 2,300 square feet of office space in Houston, Texas for a one year lease which started February 1, 2013 and expires January 31, 2014 for $2,200 per month.

The Company sub-leases approximately 748 square feet of loft space in Houston, Texas from a related party for a one year lease which started January 24, 2013 and expires January 31, 2014 for $1,675 per month.

Note 11 - Subsequent Events

In July of 2013 the Company granted stock options exercisable for an aggregate of 57,144 shares of common stock to three directors, with each of the three directors receiving an option exercisable for 19,048 shares of common stock. The options are exercisable at a price of $0.63 per share.

In July 2013, the Company borrowed $75,000 pursuant to a convertible promissory note. Under its terms the note accrues no interest for the first 90-days and, if not paid in full within the 90-day period, has a one time charge of 12% of its face value added to the note. In addition, the note has an original issue discount of 10% of the amount advanced. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to the conversion. The note matures in July of 2014. The lender may make further advances under the promissory note up to $275,000 (the $275,000 includes an original issue discount of 10%). Each advance matures one year from the date of the advance. The note also requires payment of a closing and due diligence fee equal to 6% of the amount of each payment received under the note.

In July 2013,the Company entered into a Stock Purchase Agreement with Asher Enterprises, Inc. (“Asher”) and pursuant thereto issued a convertible note, in the principal amount of $53,000, in consideration of its receipt of cash, net of $3,000 in fees of Asher, of $50,000. The note is convertible into common stock of the Company and bears interest at the rate of 8% per annum and matures on May 1, 2014. Asher may convert the note into the Company’s common stock at any time after 180-days from the date of issuance (July 29, 2013). The conversion price is equal to 58% times the average of the lowest 3 Trading Prices (as defined in the note) of the Company’s common stock during the 10-day period prior to conversion. Asher shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock.

In July 2013, the Company issued a convertible note to GEL Properties, LLC (“GEL”), in the principal amount of $52,500, in consideration of its receipt of cash, net of $2,500 in fees of the lender, of $50,000. The note is convertible into common stock of the Company and bears interest at the rate of 6% per annum, which interest is payable in common stock, and matures on August 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, is 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder may only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act of 1933. Payments of interest (in common stock pursuant to the formula outlined above) are made upon demand by the holder at any time in the holder’s discretion following the expiration of the requisite Rule 144 holding period. The note is redeemable by the Company at any time within 6 months from the date of issuance (July 30, 2013) at a 20% premium over the principal amount due within the first 30-days, which premium escalates by 3% every 30-days to a maximum of 35%. In connection with such loan, the Company issued two back-end convertible notes to GEL, each in the principal amount of $50,000 (the “Company Back-End Notes”) in exchange for two “back end” notes in the principal amount of $50,000 issued by GEL to the Company (the “GEL Back End Notes”). Each of the GEL Back End Notes are secured by a security interest in a pledge account which has an appraised value of not less than $50,000. The GEL Back End Notes are due and payable on April 1, 2014 and June 1, 2014 respectively. The Company Back-End Notes are convertible into common stock of the Company and each bear interest at the rate of 6% per annum, which interest is payable in common stock, and mature on August 1, 2015. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, is 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. GEL may only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act of 1933. Payments of interest (in common stock pursuant to the formula outlined above) are made upon demand by GEL at any time in the GELs discretion following the expiration of the requisite Rule 144 holding period. The Convertible Notes are redeemable by the Company at any time at a premium over the principal amount due of 50%. The Company has the right to call and not allow funding of the Company Back End Notes and if it elects to disallow such funding, then the Company Back –End Note will be cancelled along with an offsetting amount of GEL Back-End Note. In consideration of this call right the Company issued 12,500 shares of its common stock to GEL. The shares are held in escrow and will be released to GEL if the Company elects, prior to April 1, 2014, to call the Back End Notes.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as set forth above.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of June 30, 2013 and June 30, 2012, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

OUR PLAN OF OPERATIONS

Our Company

We are a Delaware corporation engaged in two lines of business. To date, all of our revenue has been derived from our e-commerce line of business. On February 4, 2013, we commenced operations in a second line of business by effecting a Share Exchange Agreement with the shareholders of Novas Energy (USA), Inc. (“Novas”), under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our Common Stock.  Novas has an exclusive license for the right to engage in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil in the United States.  We began introducing the technology in the United States on a limited basis in March 2013.  While our primary focus has now shifted to the further development of our oil recovery technology; we intend to continue to carry on our on-demand e-commerce line of business while we evaluate the opportunities in the oil recovery line of business.

On January 30, 2013, Novas entered into an exclusive, perpetual royalty bearing license agreement with Novas Energy Group Limited (“Licensor”) which granted Novas the right to practice in the United States the proprietary process of the Licensor (the “Technology”) and utilize its apparatus for enhanced oil production.  The license agreement provides Novas with the right to practice the licensed process and to utilize the Technology to provide services to third parties and for itself as well, and to sublicense the technology in the United States. Although new to the United States, the process has been successfully utilized outside of the United States for several years. The Licensor has filed for patent protection of the Technology in the United States.  The process utilizes a downhole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.   .

Since March 19, 2013, we have been requested to treat nine oil wells located in three states within the United States with our exclusive licensed technology. This treatment had been shown to increase oil production in all nine wells that we have treated. Although the results of this treatment have been very encouraging, the results on the nine wells treated may not be indicative of the results of treatment on additional wells. We currently have two apparatuses that we use to perform the treatments. In addition, we are modifying the current apparatus used by the licensor of our technology outside of the United States so that it can be used on additional oil wells in the United States. Our current Technology and tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We are currently in the process of developing a tool to treat 4 ½-inch cased wells and also horizontal wells.  We anticipate the smaller diameter tool to be available in the fourth quarter of 2013 and anticipate testing the new horizontal tool in the 4th quarter of 2013. Initially, we expect to offer our services to independent oil wells for a percentage of the revenue that our customers derive from the additional production resulting from the use of our technology. We may also charge a service fee for use of the technology as opposed to a percentage of revenue. In addition, we may acquire wells and use the technology on our acquired wells to increase their production. Our anticipated customers are the owners of independent oil wells.

Our results of operation for the quarter ended June 30, 2013 and 2012 involve the sales and operations from Propell Shops since to date Novas has not generated any revenue. Our current e-commerce customers include eChalk, the Los Angeles Times, the Navy Exchange Command, and numerous K-12 schools and universities, through e-commerce web sites. In addition, our management has a long track record of delivering a variety of consumer and photo products, services and logistics to partners, including Wal-Mart, Walgreens, CVS and Rite-Aid. Our ability to continue to fulfill customer orders and expand our business during the prior year has been dependent upon us raising additional funding. Due to limited capital and related staff reductions, we had reduced our outbound sales and marketing activities. Although we continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops, our activity during the year was limited due to our financing needs.

To date we have financed our operations from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. Novas has financed its operations from loans it has received. We have incurred an accumulated deficit of $3,142,126 through June 30, 2013 and there can be no assurance that we will be able to achieve profitability.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three and six months ended June 30, 2013.

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

Consolidated Results of Operations for the three months ended June 30, 2013 and June 30, 2012

Three months ended June 30, 2013
Net Revenues	$11,360
Cost of Goods Sold	(8,267)
Gross Profit	3,093
Research and development	20,093
Compensation	412,624
Sales and Marketing	1,402
Professional Fees	164,473
General and administrative	241,016
Other Income	(21)
Debt forgiveness	0
Interest Expense	(37,814)
Net Loss	$(874,350)

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. As a result of the fact that the inception date of Novas is June 19, 2012 Novas had no activity in the period ending June 30, 2012 other than $895 of general and administrative expenses. As such, we have no material financial data to present for the three month period ending June 30, 2012 for comparison against the same period ending June 30, 2013.

For the three months ended June 30, 2013 we have net revenues of $11,360. The low sales volume is the result of diminished sales and marketing efforts due to lack of working capital.

For the three months ended June 30, 2013 cost of goods sold was $8,267, representing a gross margin of 27.2%. The small gross margin is a reflection of the low sales volume.

We incurred a net loss of $874,350 for the three month period ending June 30, 2013. Contributing to the net loss was (i) compensation expense of $412,624, which entirely consists of option expense, (ii) professional fees of $164,473, (iii) sales and marketing costs of $1,402, and (iv) general and administrative expense of $241,016.

Consolidated Results of Operations for the six months ended June 30, 2013 and June 30, 2012

Six months ended June 30, 2013
Net Revenues	$14,257
Cost of Goods Sold	(11,147)
Gross Profit	3,110
Research and development	38,145
Compensation	661,669
Sales and Marketing	48,845
Professional Fees	265,929
General and administrative	775,659
Other Income	3,845
Debt forgiveness	1,000
Interest Expense	(73,020)
Net Loss	$(1,855,312)

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. As a result of the fact that the inception date of Novas is June 19, 2012 Novas had no activity in the period ending June 30, 2012 other than $895 of general and administrative expenses. As such, we have no material financial data to present for the six month period ending June 30, 2012 for comparison against the same period ending June 30, 2013.

For the six months ended June 30, 2013 we have net revenues of $14,257. The low sales volume is the result of diminished sales and marketing efforts due to lack of working capital.

For the six months ended June30, 2013 cost of goods sold was $11,147, representing a gross margin of 21.8%. The small gross margin is a reflection of the low sales volume.

We incurred a net loss of $1,855,312 for the six month period ending June 30, 2013. Contributing to the net loss was (i) compensation expense of $661,669 which entirely consists of option expense, (ii) professional fees of $265,929, (iii) sales and marketing costs of $48,845, and (iv) general and administrative expense of $775,659, of which $500,000 is comprised of debt incurred for business development expenses prior to the merger.

Consolidated Results of Operations Cumulative from Inception at June 19, 2012 to June 30, 2013

Cumulative from inception (June 19, 2012 to June 30, 2013)
Net Revenues	$14,257
Cost of Goods Sold	(11,147)
Gross Profit	3,110
Research and development	38,145
Compensation	661,669
Sales and Marketing	48,845
Professional Fees	265,929
General and administrative	765,584
Other Income	3,845
Debt forgivness	1,000
Interest Expense	(73,020)
Net Loss	$(1,856,237)

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. Novas had no activity other than the incurrence of $925 of general expenses in the period from inception at June 19, 2012 through the period ending December 31, 2012. Therefore, our results for the period from inception at June 19, 2012 through June 30, 2013 are the same as for the six month period ending June 30, 2013, with the exception of the $925 of additional expenses incurred in the longer reporting period.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $3,432,133 through June 30, 2013 and incurred negative cash flow from operations since we started our business. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. As of June 30, 2013 we have notes outstanding, before debt discount, in the aggregate principal amount of $2,466,750, and the Company does not currently have the resources to repay these loans as they become due, which includes $65,000 due in October 2013, $122,000 due in March of 2014, $109,500 due in April of 2014, $100,000 due in May of 2014, $50,000 due in June of 2014, $30,000 due in June of 2014, $500,000 due in February of 2016 and $1,490,250 due in November 2017 (there is also $3,000 that is due upon demand).

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

We will need to raise additional working capital to fund our operations, implement our business strategy and meet our debt obligations. In furtherance of meeting our anticipated cash requirements, on April 23, 2013 Novas entered into a $500,000 credit agreement which terminates on April 22, 2015 (the “Credit Agreement”). The Credit Agreement allows for loans to be made to Novas up to an aggregate of $500,000. Each loan under the Credit Agreement bears interest at the rate of 8% per annum and is to be evidenced by a note which matures one year from the issue date. In contemplation of the Credit Agreement Novas was advanced $66,000 on March 5, 2013, $56,000 on March 22, 2013, and $109,500 on April 5, 2013. Subsequent to the execution of the Agreement there were additional advances made for $100,000 on May 7, 2013 and $50,000 on June 10, 2013, bringing the total of all advances under the Credit Agreement to $381,500. Each advance is due and payable one-year from the date of the advance.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures as of June 30, 2013 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July, 2013, we issued options exercisable for an aggregate of 19,048 shares of common stock to three directors as compensation for their services as directors.

In July 2013, we issued a convertible promissory note in the principal amount of $75,000. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

During the second calendar quarter of 2013, we issued an aggregate of 487,500 shares of our common stock upon conversion of an aggregate principal amount of $9,750 of convertible notes. The issuance qualified for exemption under Section 3 (a)(9) of the Securities Act of 1933.

In July 2013, we entered into a Stock Purchase Agreement with Asher Enterprises, Inc. (“Asher”) and pursuant thereto issued a convertible note, in the principal amount of $53,000, in consideration of our receipt of cash, net of $3,000 in fees of Asher, of $50,000. The note is convertible into our common stock at a conversion price equal to 58% of the average of the lowest 3 Trading Prices (as defined in the note) of our common stock during the 10-day period prior to conversion and bears interest at the rate of 8% per annum and matures on May 1, 2014.

In July 2013, we issued a convertible note to GEL Properties, LLC (“GEL”), in the principal amount of $52,500, in consideration of our receipt of cash, net of $2,500 in fees of the lender, of $50,000. The note is convertible into shares of our common stock at a conversion price equal to 65% of the lowest closing price for any five trading days prior to conversion or payment of interest and bears interest at the rate of 6% per annum, which interest is payable in common stock, and matures on August 1, 2014. We also issued two additional notes to GEL in the principal amount of $50,000 each, bearing interest at a rate of 6% per annum and maturing August 1, 2015 in connection with such loan and issued 12,500 shares of common stock to an escrow agent to be released to GEL if we elect to disallow funding of the two additional notes we issued to GEL.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

DATE: August 14, 2013	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)

	By:	/s/John W. Huemoeller II
John W. Huemoeller II, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

