Form 10-Q
period 2013-09-30
Propell Technologies Group, Inc.
filed 2013-11-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 140,382,871 shares of common stock, $.001 par value per share, as of November 14, 2013.

PROPELL TECHNOLOGIES GROUP, INC.

Index

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Item 4.	Controls and Procedures	7

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

  September 30, 2013

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	F-2

Condensed Consolidated Statements of Operations for the three month and nine month ended September 30, 2013, the period June 19, 2012 (inception) to September 30, 2012 and cumulative from inception (June 19, 2012 to September 30, 2013)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit as of June 19, 2012 (inception) to September 30, 2013	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, the period June 19, 2012 (inception) to September 30, 2012 and cumulative from inception (June 19, 2012 to September 30, 2013)	F-5

Notes to the unaudited Condensed Consolidated Financial Statements	F-6–F-20

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(A Development Stage Enterprise)

	September 30, 2013	December 31, 2012
	unaudited
Assets

Current Assets
Cash	$56,324	$70
Accounts receivable (net of allowances)	15,592	-
Prepaid expenses	20,086	-
Total Current Assets	92,002	70

Non-Current assets
Plant and Equipment, net	24,794	-
Deposits	2,200	-
Total non-current assets	26,994	-
Total Assets	$118,996	$70

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$146,135	$-
Accrued liabilities	47,352	100
Notes payable	429,406	-
Convertible notes payable	370,063	-
Derivative financial liabilities	111,015	-
Liabilities from discontinued operations	1,186,685	-
Total Current Liabilities	2,290,656	100

Long Term Liabilities
Notes Payable	526,690	-
Convertible notes payable - Related Party	42,699	-
Convertible notes payable	295,175	-
Total Long Term Liabilities	864,564	-
Total Liabilities	3,155,220	100

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 3,887,500 and 0 shares issued and outstanding, respectively. (liquidation preference $311,000 and $0, respectively)	3,888	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 139,882,871 and 100,000,000 shares issued and outstanding, respectively	139,883	100,000
Additional paid-in capital	1,277,339	-
Accumulated deficit	(4,457,334)	(100,030)
Total Stockholders' Deficit	(3,036,224)	(30)

Total Liabilities and Stockholders' Deficit	$118,996	$70

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

	Three months ended, September 30, 2013	Nine months ended, September 30, 2013	Period June 19, 2012 (inception) to September 30, 2012	Cumulative from inception (June 19, 2012 to September 30 ,2013)
	unaudited	unaudited	Unaudited	unaudited
Net Revenues	$31,856	$46,113	$-	$46,113

Cost of Goods Sold	31,173	42,320	-	42,320

Gross Profit	683	3,793	-	3,793

Research & development	9,899	48,044	-	48,044
Stock based compensation	492,532	1,154,201	-	1,154,201
Sales and Marketing	(3,366)	45,479	-	45,479
Professional Fees	243,374	509,303	-	509,303
General and administrative	(43,670)	718,315	925	719,240
Depreciation and amortization	8,136	21,810		21,810
Total Expense	706,905	2,497,152	925	2,498,077
Loss from Operations	(706,222)	(2,493,359)	(925)	(2,494,284)

Other Income	78,446	82,291	-	82,291
Debt forgiveness	-	1,000	-	1,000
Amortization of debt discount	(232,570)	(232,570)		(232,570)
Call option expense	(5,500)	(5,500)		(5,500)
Change in fair value of derivative liabilities	(111,015)	(111,015)		(111,015)
Interest Expense	(48,340)	(121,360)	-	(121,360)
	(318,979)	(387,154)		(387,154)
Loss before Provision for Income Taxes	(1,025,201)	(2,880,513)	(925)	(2,881,438)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,025,201)	$(2,880,513)	$(925)	(2,881,438)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding – Basic and Diluted	137,414,954	108,815,197

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(A Development Stage Enterprise)

FOR THE PERIOD JUNE 19, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, Inception June 19, 2012	-	$-	-	$-	$-	$-	$-

Stock Issued ($0.001 per share)			100,000,000	100,000			100,000

Contributed Capital					895		895

Dividends					(895)	(99,105)	(100,000)

Net loss for year ended December 31, 2012						(925)	(925)
Balance as of December 31, 2012	-	-	100,000,000	100,000	-	(100,030)	(30)

Contributed Capital					37,301		37,301

Recapitalization as a result of the reverse merger on February 4, 2013 with Novas Energy	5,000,000	5,000	27,357,871	27,358		(1,476,791)	(1,444,433)

Equity based compensation					1,154,201		1,154,201

Conversion of preferred stock	(1,112,500)	(1,112)	11,125,000	11,125	(10,013)		-

Conversion of note			987,500	987	18,763		19,750

Issuance of shares for services			400,000	400	71,600		72,000

Issuance of shares for call option			12,500	13	5,487		5,500

Net loss for nine months ended September 30, 2013		-		-	-	(2,880,513)	(2,880,513)
Balance as of September 30, 2013	3,887,500	$3,888	139,882,871	$139,883	$1,277,339	$(4,457,334)	$(3,036,224)

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

	Nine months ended, September 30, 2013	Period June 19, 2012 (inception) to September 30, 2012	Cumulative from inception (June 19, 2012 to September 30, 2013)
	unaudited	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,880,513)	$(925)	$(2,881,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	21,010		21,010
Amortization expense	800		800
Amortization of debt discount	232,570		232,570
Stock option compensation charge	1,154,201		1,154,201
Stock issued for services rendered	72,000		72,000
Stock based call option	5,500		5,500
Derivative financial liability	111,015		111,015
Gain on winding up of subsidiary	(34,321)		(34,321)
Changes in Assets and Liabilities
Accounts receivable	(15,560)		(15,560)
Prepaid expenses	(13,020)		(13,020)
Accounts payable	94,260	100	94,360
Accrued liabilities	(37,929)		(37,929)
Accrued interest	121,360		121,360
Cash Used in Operating Activities	(1,168,627)	(825)	(1,169,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,119)	-	(6,119)
NET CASH USED IN INVESTING ACTIVITIES	(6,119)	-	(6,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital		895	895
Proceeds from notes payable and advances	1,231,000		1,231,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,231,000	895	1,231,895

NET INCREASE (DECREASE) IN CASH	56,254	70	56,324
CASH AT BEGINNING OF PERIOD	70	-	-
CASH AT END OF PERIOD	$56,324	$70	$56,324

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$1500	$-	$1,500
Cash paid for interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in reverse merger	$2,658	$-	$-
Liabilities acquired in reverse merger	$1,447,091	$-	$-
Contributed assets	$37,301	$-	$37,301
Conversion of debt to equity	$19,750	$-	$19,750

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

Propell Technologies Group, Inc. (formerly known as Propell Corporation) (the “Company”), is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and the Company issued an aggregate of 180,000 shares to the former shareholders of CMI. On May 6, 2008, the Company acquired both Mountain Capital, LLC (doing business as Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (doing business as Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,897 shares of the Company’s common stock to the members of Mountain Capital, LLC and a total of 2,722 shares of the Company’s common stock to the members of AUL. In 2010 AUL and AMS were dissolved and the operations of CMI were discontinued. On February 4, 2013, the Company entered into a Share Exchange Agreement with Novas Energy (USA), Inc. (“Novas”) whereby the Company exchanged 100,000,000 shares of its common stock for 100,000,000 shares of common stock in Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of the Company. As a result of the share exchange the shareholders of Novas obtained the majority of the outstanding shares of the Company. As such, the exchange is accounted for as a reverse merger or recapitalization of the Company and Novas was considered the acquirer for accounting purposes.

b)	Description of the business

The Company, through its wholly owned subsidiary, Novas, is an innovative technology and services company whose aim is to radically improve oil production by introducing modern and innovative technologies. Novas has a unique and patented, Plasma-Pulse Treatment (“PPT”) technology, which is a new Enhanced Oil Recovery methodology and process that has been developed to be environmentally friendly, mobile, time efficient and extremely cost effective. PPT has the potential to drive new and renewed revenue for energy producers and become a new standard for the entire petroleum industry. The Company also operates an on-demand e-commerce line of business; however its primary focus is its oil recovery technology business.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Interim financial statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended September 30, 2013 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives and valuation of plant and equipment.

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary in which it has a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

Propell Technologies Group, Inc. – Parent Company

Nova Energy USA Inc.

Crystal Magic, Inc. - Dormant

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

d)	Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

e)	Fair Value of Financial Instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, deposits, accounts payable, accrued liabilities, notes payable, and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

f)	Risks and Uncertainties

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

The Company’s operations are carried out in the USA. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the USA and by the general state of the economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

g)	Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Reporting by Segment

No segmental information is presented as the Company has shifted its focus from its historical virtual trading store business which has minimal revenues and is in the process of developing its Novas Energy Plasma pulse Technology for the petroleum industry.

Revenues to date are insignificant.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2013 and December 31, 2012, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2013 and December 31, 2012, the balance did not exceed the federally insured limit.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended September 30, 2013.

k)	Inventory

The Company had no inventory as of September 30, 2013 or December 31, 2012.

l)	Plant and Equipment

Plant and equipment is stated at cost, less accumulated depreciation. Plant and equipment with costs greater than $1,000 are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life

Office equipment and furniture	2 to 5 years
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease

The cost of repairs and maintenance is expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

m)	Long-Term Assets

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

n)	Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

o)	Share-Based Payment Arrangements

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

p)	Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2013, there have been no interest or penalties incurred on income taxes.

q)	Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation (See Note 13, below).

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common shares at the average market price during the period.

Dilution is computed by applying the if-converted method for convertible preferred shares. Under this method, convertible preferred stock is assumed to be converted at the beginning of the period (or at the time of issuance, if later), and preferred dividends (if any) will be added back to determine income applicable to common stock. The shares issuable upon conversion will be added to weighted average number of common shares outstanding. Conversion will be assumed only if it reduces earnings per share (or increases loss per share).

r)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income/ (loss).

s)	Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company, or own in aggregate, on a fully diluted basis 5% or more of the Company’s stock. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company shall disclose all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

3	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $2,880,513 during the nine months ended September 30, 2013. As of September 30, 2013, the Company had an accumulated deficit of $4,457,334. The Company had a working capital deficiency of $2,198,654, including a non-cash derivative liability of $111,015 as of September 30, 2013. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

Management continues to seek funding to pursue its business plans. Such funding may be obtained in the form of debt or equity financing, debt/equity hybrid instruments such as convertible debt, or a combination thereof. As such, the Company could incur additional leverage on its balance sheet and/or significant dilution of the current shareholders.  There can be no assurance that the Company will be successful in obtaining the financing or funding necessary to continue as a going concern.

4	PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Prepaid equipment rental	$10,733	$-
Prepaid insurance	5,634	-
Prepaid professional fees	2,528	-
Other	1,191	-
	$20,086	$-

For the year ended December 31, 2012, the Company had no prepaid expenses.

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Furniture and fixtures	$26,643	$-
Field equipment	16,120	-
Computer and equipment	3,041	-
Total cost	45,804	-
Less: accumulated depreciation	(21,010)	-
Property and equipment, net	$24,794	$-

Depreciation expense was $7,840 and $21,010 for the three months and nine months ended September 30, 2013, respectively. Depreciation was $0 for the year ended December 31, 2012.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

6	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December, 31 2012

Payroll liabilities	$34,000	$-
Accrued professional fees	7,500	-
Accrued commissions	5,370	-
Other	482	100
Total accrued expenses	$47,352	$100

7	NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2013:

Description	Interest Rate	Maturity	September 30, 2013

Short-Term
Pansies Limited	8%	March 5, 2014	$66,000
Pansies Limited	8%	March 22, 2014	56,000
Pansies Limited	8%	April 5, 2014	109,500
Pansies Limited	8%	May 7, 2014	100,000
Pansies Limited	8%	June 10, 2014	50,000
Accrued Interest			14,275
Total Pansies Limited			395,775

Strategic IR	8%	June 25, 2014	30,000
Accrued interest			631
Total Strategic IR			30,631

Owl Holdings	-	-	3,000

Total Short-Term Notes Payable			429,406

Long-Term
Anuta Limited	8%	February 1, 2016	500,000
Accrued Interest			26,690
Total Anuta Limited			526,690

Total Notes Payable			$956,096

Pansies Limited

The notes payable advanced by Pansies Limited to Novas Energy USA, Inc. (“Novas”), each bear interest at the rate of 8% per annum, interest is calculated on a 360 day year and maturity dates are disclosed above. The Pansies Limited notes were funded pursuant to a Credit Agreement that allows for loans to be made to Novas up to an aggregate of $500,000. Each loan under the Credit Agreement bears interest at the rate of 8% per annum and is evidenced by a note which matures one year from the date of issuance.

Strategic IR

The note payable advanced by Strategic IR to Novas bears interest at the rate of 8% per annum and matures on June 25, 2014.

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

Anuta Limited

The note payable advanced by Anuta Limited to the Company bears interest at the rate of 8% per annum and matures on February 1, 2016.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

8	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consisted of the following as of September 30, 2013:

Description	Interest Rate	Maturity	September 30, 2013

Dart Union	6%	October 31, 2013	$20,000
Dart Union	6%	November 26, 2013	25,000
Dart Union	6%	January 7, 2014	20,000
Accrued Interest			3,238
Unamortized debt discount			(5,000)
Total Dart Union			63,238

JMJ Financial	12%	July 1, 2014	96,000
Unamortized debt discount, fees and interest expense			(15,750)
Total JMJ Financial			80,250

Asher Enterprises	8%	May 1, 2014	53,000
Asher Enterprises	8%	June 6, 2014	42,500
Accrued Interest			986
Total Asher Enterprises			96,486

Gel Properties	6%	August 1, 2014	52,500
Accrued Interest			526
Total Gel Properties			53,026

Vista Capital Investments	12%	September 4, 2014	30,500
Unamortized debt discount and interest expense			(5,103)
Total Vista Capital Investments			25,397

LG Capital Funding, LLC	12%	June 20, 2014	63,448
Unamortized debt discount and interest expense			(11,782)
Total LG Capital Funding, LLC			51,666

Total Short-Term Notes Payable			$370,063

Dart Union

The convertible notes payable to Dart Union consist of three convertible notes in the aggregate principal amount of $65,000. These notes are unsecured, bear interest at the rate of six percent (6%) per annum and mature as disclosed above. The notes are convertible at a conversion price equal to the higher of $0.05 per share or a 50% discount to the 3-day average closing price of the Company’s Common Stock for the three (3) business days immediately preceding the date of a conversion request from the holder. At September 30, 2013 the remaining unamortized debt discount of $5,000 will be amortized over three months.

JMJ Financial

On July 1, 2013, the Company borrowed $75,000 from JMJ Financial (“JMJ”) pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $9,000, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $12,000 and were added to the face value of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on July 1, 2014. JMJ may make further advances under the promissory note up to $275,000 (net $250,000 after an original issue discount of 10% or $25,000). Each note matures one year from the date of advance. The promissory note also requires payment of a closing and due diligence fee equal to 6% of the amount of each advance.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

8	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

Asher Enterprises

On July 29, 2013, the Company issued an unsecured convertible note to Asher Enterprises with a face value of $53,000, in exchange for $50,000 cash, net of $3,000 in legal fees. The note is convertible into common stock of the Company and bears interest at the rate of 8% per annum, which interest is payable in cash or common stock, at the election of the holder, and matures on May 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon is 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder may only convert the note following the expiration of 180 days from the date of issuance, July 29, 2013. The holder shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note may be prepaid by the Company within 30 days of issuance by the giving of three days notice. The prepayment penalty will amount to 112% of the balance outstanding, including any interest and charges thereon.

On September 4, 2013, the Company issued an unsecured convertible note to Asher Enterprises with a face value of $42,500, in exchange for $40,000 cash, net of $2,500 in legal fees. The note is convertible into common stock of the Company and bears interest at the rate of 8% per annum, which interest is payable in cash or common stock, at the election of the holder, and matures on June 6, 2014. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon is 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder may only convert the note following the expiration of 180 days from the date of issuance, September 4, 2013. The holder shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note may be prepaid by the Company within 30 days of issuance by the giving of three days notice. The prepayment penalty will amount to 112% of the balance outstanding, including any interest and charges thereon.

Gel Properties

On July 30, 2013, the Company issued a convertible note, face value $52,500, in exchange for $50,000 cash, net of $2,500 in legal fees. The note is convertible into common stock of the Company and bears interest at the rate of 6% per annum, which interest is payable in common stock, and matures on August 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, is 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder may only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act of 1933. Payments of interest (in common stock pursuant to the formula outlined above) are made upon demand by the holder at any time in the holder’s discretion following the expiration of the requisite Rule 144 holding period. The note is redeemable by the Company at any time within 6 months from the date of issuance (July 30, 2013) at a 20% premium over the principal amount due within the first 30-days, which premium escalates by 3% every 30-days to a maximum of 35%.

On July 30, 2013, the Company issued two convertible notes, each having a face value of $50,000 (the “Convertible Notes”) in exchange for two $50,000 “back end” notes (the “Back End Notes”). The Back End Notes are secured by a pledge account which has an aggregate appraised value of not less than $100,000. The Back End Notes are due and payable on June 1, 2014 and August 1, 2014 respectively. The Convertible Notes are convertible into common stock of the Company and each bear interest at the rate of 6% per annum, which interest is payable in common stock, and mature on August 1, 2015. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, is 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder may only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act of 1933. Payments of interest (in common stock pursuant to the formula outlined above) are made upon demand by the holder at any time at the holder’s discretion following the expiration of the requisite Rule 144 holding period. The Convertible Notes are redeemable by the Company at any time at a premium over the principal amount due of 50%. The Company has the right to call and not allow funding of the Back End Notes by offsetting the Convertible Notes against the Back End Notes. In consideration of this call right the Company issued 12,500 shares of its common stock to the issuer of the Back End Notes. The shares are held in escrow and will be released if the Company elects, prior to April 1, 2014, to call the Back End Notes.

Vista Capital Investments

On September 5, 2013, the Company borrowed $25,000 from Vista Capital Investments (“Vista”) pursuant to an unsecured convertible promissory note. The terms of the note provided for a once-off interest charge of 12% amounting to $3,000 added to the face value of the note. In addition, the note has an original issue discount of 10% of the amount advanced which amounted to $2,500 and was added to the face value of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.33 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on September 5, 2014. Vista may make further advances under the promissory note up to $250,000 (net $225,000 after an original issue discount of 10% or $25,000). Each note matures one year from the date of advance. The holder shall not exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Note is redeemable by the Company within 90 days of the issuance date, after a 10 day notice period, in which notice period the holder may still elect to exercise the conversion feature of the note, at a premium over the principal amount due of 50%, plus any interest earned thereon. As long as the note is outstanding, the holder, at its option, has the right to adopt any future, more favorable financing or conversion terms on any subsequent financings conducted by the Company or any of its subsidiaries.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

8	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

LG Capital Funding, LLC

On September 20, 2013, the Company borrowed $56,650 from LG Capital Funding, LLC (“LG”) pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12% amounting to $6,798 is already added to the face value of the note. In addition, the note has an original issue discount of 10% amounting to $5,150, resulting in net cash proceeds of $51,500 on issuance of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on June 20, 2014. The holder shall not exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Convertible Notes are redeemable by the Company within 90 days of the issuance date, after a 3 day notice period, in which notice period the holder may still elect to exercise the conversion feature of the note, at a premium over the principal amount due of 22%, plus any interest earned thereon, subject to the holders approval. The conversion right of the note has anti-dilutive provisions which will reduce the cap on the conversion price for any subsequent share issuances in certain circumstances. The Company has certain covenants which restrict it from; i) the payment of dividends or other distributions, in cash or otherwise; ii) restrictions on stock repurchases; iii) the incurrence of debt other than in the ordinary course of business or to repay the note or borrowings not exceeding $1,000,000; iv) the sale of a significant portion of the assets outside of the ordinary course of business and; v) lend money unless committed to prior to this note, made in the ordinary course of business or in excess of $100,000, without the note holders consent.

9	DERIVATIVE FINANCIAL LIABILITY

The short-term convertible notes disclosed in note 8 above, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was valued at $99,376 at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The value of the derivative financial liability was re-assessed as of September 30, 2013 resulting in a net charge to the consolidated statement of operations of $11,639 for the nine months ended September 30, 2013.

	September 30, 2013	December, 31 2012

Opening balance	$-	$-
Derivative financial liability arising on short-term notes with variable conversion prices	99,376	-
Fair value adjustments	11,639	-
	$111,015	$-

The following assumptions were used in the Black-Scholes valuation model:

	Nine months ended September 30, 2013	Year ended December, 31 2012

Stock price over the period	$0.31 – 0.63	$-
Risk free interest rate	0.09% to 0.15%	-
Expected life of short-term notes payable	8 to 12 months	-
Expected volatility	127.99%	-
Expected dividend rate	0%	-

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

10	LONG-TERM CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consisted of the following as of September 30, 2013:

Description	Interest Rate	Maturity	September 3, 2013

Related parties
Note payable	6%	November 19, 2017	$187,500
Accrued Interest			10,418
Unamortized debt discount			(155,219)
Total Related Parties			42,699

Other
Notes payable	6%	November 19, 2017	1,292,750
Accrued interest			72,607
Unamortized debt discount			(1,070,182)
Total Other			295,175

Total long-Term Convertible Notes Payable			$337,874

Related parties are defined as parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company, or own in aggregate, on a fully diluted basis 5% or more of the Company’s stock. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. One note holder meets the definition of related part as disclosed above.

The convertible notes payable consist of notes issued to a number of private principals (“The Notes”). The notes bear interest at the rate of 6% per annum and are due on November 19, 2017. The Notes are convertible into common stock at a fixed conversion price of $0.02 per share.

On May 8, 2013, one principal converted the outstanding balance of $9,750 into 487,500 common shares at a conversion price of $0.02 per share.

On August 9, 2013, one principal converted $10,000 of the outstanding balance of his convertible loan into 500,000 common shares at a conversion price of $0,02 per share.

At September 30, 2013 the gross balance outstanding on The Notes outstanding was $1,480,250, net of a debt issue discount of $1,225,401, with accrued interest thereon of $83,025, leaving a net balance of 337,874.

The Company had no long-term convertible notes payable as of December 31, 2012.

11	NOTES PAYABLE – DISCONTINUED OPERATIONS

The Company’s Crystal Magic, Inc. subsidiary (“CMI”) has four (4) notes all of which are either guaranteed or funded by the United States Small Business Administration (SBA). At September 30, 2013, the notes total an aggregate of approximately $838,542. Crystal Magic is in default on all of these notes. In September 2010, the bank managing the loans for the SBA seized substantially all of the assets of CMI and subsequently sold these assets. In addition, the Company estimates that there are $382,866 of past due accounts payable at CMI.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

12	STOCKHOLDERS’ DEFICIT

a)	Common Stock Issuances of Issuer for the Period Ended September 30, 2013

The Company has issued and outstanding 139,882,871 shares of common stock as of September 30, 2013.

On February 4, 2013, the Company entered into a Share Exchange Agreement with Novas whereby the Company exchanged 100,000,000 shares of its common stock for 100,000,000 shares of common stock in Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of the Company and the shareholders of Novas were issued shares of the common stock of the Company representing in the aggregate approximately 56% of the outstanding voting power (including common and preferred shares) of the Company. As of the date of the Share Exchange Agreement, there were no material relationships between the Company and any of the Novas’ respective affiliates, directors or officers. The Company intends to carry on its business and the business of Novas. They have an exclusive license to engage in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil and gas in the United States.

As a result of the Share Exchange Agreement, the principal business of Propell became the business of Novas Energy (USA), Inc. As the shareholders of Novas Energy (USA), Inc. obtained the majority of the outstanding shares of the Company through the acquisition; the acquisition is accounted for as a reverse merger or recapitalization of the Company. As such, Novas Energy (USA), Inc. was considered the acquirer for accounting purposes.

During the first calendar quarter of 2013, the Company issued (i) an aggregate of 25,000,000 shares of its Common Stock to convertible note holders upon conversion of an aggregate of $500,000 principal amount of notes held by such note holders,  (ii) 6,875,000 shares of Common Stock upon conversion of 687,500 shares of Series A-1 Preferred Stock, and (iii) 600,000 shares of its Common Stock as payment for employee and consulting services rendered.

During the second calendar quarter of 2013, the Company issued an aggregate of 487,500 shares of its Common Stock to convertible note holders upon conversion of an aggregate of $9,750 principal amount of the Exchange Notes. (see also Note 10 – “Long Term Convertible Notes Payable at September 30, 2013”).

During the third quarter of 2013, the Company issued the following common shares; i) 4,250,000 shares to preferred stock holders who exercised their conversion rights, converting 425,000 Series A-1 convertible preferred shares into 4,250,000 common shares at a conversion factor of 10 common shares for 1 preferred share; ii) 500,000 shares to a long term note holder who converted $10,000 of notes outstanding into 500,000 common shares at a conversion price of $0.02 per share; iii) 200,000 shares issued to a consultant for services to be performed at an average issue price of $0.34 per share, the market value of our common stock when the agreement was concluded; and iv) 12,500 shares at a market price of $0.44 per share, as a fee paid for a call option related to the Gel Properties note disclosed in note 8 above.

b)	Series A-1 Convertible Preferred Stock

The Company has outstanding 3,887,500 shares of the Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred”).

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

During the nine months ended September 30, 2013, holders of 1,112,500 Series A-1 Preferred shares converted their holdings into 11,125,000 shares of the Company’s Common Stock at a conversion ratio of 10 common shares to 1 Series A-1 Preferred share.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

12	STOCKHOLDERS’ DEFICIT (continued)

c)	Stock Option Plan

The Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to five (5) million shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. After the reverse stock split in August 2012, a total of 100,000 shares were available for grant. Subsequent to the reverse split the Board of Directors approved an increase in the number of awards available for grant to 2,100,000. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At September 30, 2013 and December 31, 2012, there were 452,960 and 0 options issued and outstanding, respectively, under the Stock Plan. In addition, the Company issued 11,000,000 options to two of its Officers which are not covered under this plan (see section d) – “Non-Plan Stock Options” for further description of these options)

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately. The Company has recorded an expense of $1,154,201 and $0 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, in general and administrative expense.

The vesting provisions for these stock options have various terms as follows:

•	Annually, over one, two or three years
•	Monthly, over six months to one year
•	Annually, with monthly vesting after the first year, over a total of three or four years
•	Immediately, upon grant

d)	Non-Plan Stock Options

In March of 2013, the Company granted to its Chief Executive Officer options (that are not covered by the Company’s Stock Option Plan) to purchase 10,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. Vesting was immediate as to 2,500,012 of the options and the balance of the options vest, pro rata, on a monthly basis, over thirty-six (36) months.

In March of 2013, the Company granted to one of its directors options (that are not covered by the Company’s Stock Option Plan) to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. Vesting was immediate as to 250,012 of the options and the balance of the options vest pro rata, on a monthly basis, over thirty-six (36) months.

The following assumptions were used in the Black-Scholes valuation model:

	Nine months ended September 30, 2013	Year ended December, 31 2012

Stock price over the period	$0.50 – 0.65	$-
Risk free interest rate	1.41% to 2.71%	-
Expected life of options	5 to 10 years	-
Expected volatility	127.99% to 150.0%	-
Expected dividend rate	0%	-

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

12	STOCKHOLDERS’ DEFICIT (continued)

The options outstanding and exercisable at September 30, 2013 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$25.00	2,500	4.60 years	$25.00	2,500	$25.00	4.60 years
$13.50	5,480	5.71 years	$13.50	5,480	$13,50	5.71 years
$12.50	2,000	7.04 years	$12.50	2,000	$12.50	7.04 years
$8.50	30,500	7.75 years	$8.50	25,375	$8.50	7.75 years
$5.00	14,800	8.04 years	$5.00	10,600	$5.00	8.04 years
$0.25	11,000,000	4.43 years	$0.25	4,354,176	$0.25	4.43 years
$0.65	55,386	9.44 years	$0.65	55,386	$0.65	9.44 years
$0.63	57,144	4.75 years	$0.63	57,144	0.63	4.75 years
$0.51	285,150	4.87 years	$0.51	71,289	0.51	4.87 years

	11,452,960	4.48 years	$0.30	4,583,950	$0.35	4.53 years

Included in options outstanding are 700 options which vest based on performance. It is unlikely that the optionees will generate the required sales volume for any of these options to vest.

During the nine months ended September 30, 2013, awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2013 to September 30, 2013 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Balance at January 1, 2012	55,280	$5.00 to 25.00	8.49
Granted	-		-
Exercised	-		-
Outstanding January 1, 2013	55,280	$5.00 to 25.00	$8.49
Granted – plan options	397,680	0.51 to 0.65	0.54
Granted – non plan options	11,000,000	0.25	0.25
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2013	11,452,960	$0.25 to 25.00	$0.30

Stock options outstanding as of September 30, 2013 as disclosed in the above table, have an intrinsic value of $1,210,000.

13	GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were reduced by a total of $133,188 during the current quarter to re-allocate the amortization of debt discount to the interest expense section of the statement of operations.

14	OTHER INCOME

Other income includes a non-cash gain of $34,321on the de-consolidation of a subsidiary, Mountain Capital, LLC which was wound up several years ago, the gain represented liabilities reflected as outstanding by Mountain Capital, LLC. In addition to this, a gain of $44,125 was realized on the release of an accrual for unpaid payroll liabilities which is not due and is longer required.

15	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months and nine months ended September 30, 2013 and 2012 all stock options, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Nine months ended September 30, 2013 (Shares)	Year ended December, 31 2012 (Shares)

Options to purchase shares of common stock	11,452,960	-
Convertible preferred shares	38,875,000	-
Convertible long term notes	74,012,500	-
Convertible short term notes*	-	-
	124,340,460	-

* Convertible short term notes have variable conversion pricing dependent upon share prices prior to conversion, see note 8 above.

As of September 30, 2013, short term notes amounting to $402,948 are convertible into common shares at discounts ranging from 50% to 65% of average trading prices immediately prior to conversion. The closing share price as of September 30, 2013 was $0.36.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

16	RELATED PARTY TRANSACTIONS

The Company has a long term note issued to a related party due to the size of the effective shareholding that the party has on the company’s common stock. At September 30, 2013 one note holder with a long term convertible note of $187,500 was considered a related party. This note together with accrued and unpaid interest thereon of $10,418 and unamortized debt discount of $155,219, totaling $42,699 was disclosed as a related party on the face of the balance sheet.

17	COMMITMENTS

The Company leases approximately 2,300 square feet of office space in Houston, Texas for a one year lease which started February 1, 2013 and expires January 31, 2014 for $2,200 per month.

The Company sub-leases approximately 748 square feet of loft space in Houston, Texas from a related party for a one year lease which started January 24, 2013 and expires January 31, 2014 for $1,675 per month.

18	SUBSEQUENT EVENTS

In October, 2013, the Company issued an unsecured convertible note to Asher Enterprises with a face value of $32,500, in exchange for $30,000 cash, net of $2,500 in legal fees. The note is convertible into common stock of the Company and bears interest at the rate of 8% per annum, which interest is payable in cash or common stock, at the election of the holder, and matures on July 7, 2014. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon is 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder may only convert the note following the expiration of 180 days from the date of issuance, October 3, 2013. The holder shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note may be prepaid by the Company within 30 days of issuance by the giving of three days notice. The prepayment penalty will amount to 112% of the balance outstanding, including any interest and charges thereon.

In October 2013, the Company received $45,000 from LG Capital Funding, LLC (“LG”) pursuant to an unsecured convertible promissory note with a face value of $51,500. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12% amounting to $6,180 which will be added to the face value of the note. In addition, the note has an original issue discount of 10% amounting to $4,500 and legal fees of $1,500 which were paid out of the proceeds, resulting in the net cash proceeds of $45,000 on issuance of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on June 20, 2014. The holder shall not exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Convertible Notes are redeemable by the Company within 90 days of the issuance date, after a 3 day notice period, in which notice period the holder may still elect to exercise the conversion feature of the note, at a premium over the principal amount due of 22%, plus any interest earned thereon, subject to the holders approval. The conversion right of the note has anti-dilutive provisions which will reduce the cap on the conversion price for any subsequent share issuances in certain circumstances. The Company has certain covenants which restrict it from the; i) payment of dividends or other distributions, in cash or otherwise; ii) restrictions on stock repurchases; iii) the incurrence of debt other than in the ordinary course of business or to repay the note or borrowings not exceeding $1,000,000; iv) the sale of a significant portion of the assets outside of the ordinary course of business and; v) lend money unless committed to prior to this note, made in the ordinary course of business or in excess of $100,000, without the note holders consent.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

18	SUBSEQUENT EVENTS (continued)

In October 2013, Novas Energy USA, Inc, entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bears interest at 7.5% per annum and matures on October 31, 2015.

In October 2013, the Company received $112,500 from Tonaquint, Inc. (“Tonaquint”) pursuant to a convertible promissory note, with a one-year maturity and a face value of $141,500. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 10% amounting to $14,150 which will be added to the face value of the note. In addition, the note has an original issue discount of amounting to $12,500 and legal fees of $4,000 which were paid out of the proceeds, in addition to this a further commission of $12,500 was paid to a third party as a brokers commission, resulting in the net cash proceeds of $112,500 on issuance of the note. The note is convertible into common stock six months after the issue date, at the holder’s option, in whole or in part, at a conversion price equal to 60% of the lowest trade price in the 25 trading days prior to conversion. The holder shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. The Convertible Notes are redeemable by the Company within 90 days of the issuance date at no penalty.

On October 31, 2013, we entered into a Securities Purchase Agreement (the “Agreement” or “Securities Purchase Agreement”), with Seaside 88, L.P. (“Seaside”), pursuant to which Seaside has agreed to purchase and we have agreed to sell to Seaside up to an aggregate of 10,000,000 shares of common stock (the “Cap”). On November 5, 2013, we held the first closing under the Securities Purchase Agreement and we sold to Seaside an aggregate of 245,710 shares of common stock, $.001 par value per share (which represented 10% of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing), for gross proceeds to us of $46,930.61.

Subsequent closings will occur under the Agreement every month, commencing on the one-month anniversary of the initial closing date and ending on the earlier of the closing date at which Seaside has purchased an aggregate number of shares equal to the Cap and the one-year anniversary of the initial closing date. At each such subsequent closing, Seaside will purchase that number of shares equal to ten percent (10%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding the applicable subsequent closing date, subject to the Cap.

Seaside has agreed to purchase our shares at each subsequent closing for a price per share equal to the average of the high and low trading prices of the common stock during normal trading hours for the five consecutive trading days immediately prior to a closing date, multiplied by 0.50. If, under this calculation, the purchase price of a share at a subsequent closing does not exceed a floor price of $0.15, that closing will not occur. The failure to hold a closing will not impact the holding of any subsequent closings. Also, Seaside will not be obligated to purchase shares at a closing if such purchase would (a) cause Seaside to beneficially own in excess of 9.9% of our shares or (b) exceed the Cap. In addition, if the proposed amount to be invested by Seaside at any subsequent closing is greater than two and one-half times the amount invested by Seaside at the immediately preceding closing (the “Dollar Limit”), Seaside will have the option to reduce the number of shares purchased at such closing such that the amount of the investment at such closing is an amount equal to as near as possible the applicable Dollar Limit.

Proceeds of the offering are to be used for general working capital purposes.

Seaside agreed that neither it, nor any person acting on its behalf or pursuant to any understanding with it, will execute any purchases or sales, including short sales, of any of our securities during the period commencing with the execution of the Agreement and ending upon the earlier of the date of termination of the Agreement or the date of the final subsequent closing under the Agreement.

We have granted to Seaside a piggy back registration right with regard to the shares issued in the financing, subject to certain conditions and have agreed to pay the fees of counsel to Seaside.  The Agreement contains representations and warranties of us and Seaside, certain indemnification provisions and customary conditions to each closing.  We may terminate the Agreement upon prior written notice to Seaside.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as set forth above.

Item 2. Management’s Discussion and Analysis of Plan of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview and Financial Condition

Our Company

We are a Delaware corporation with principal offices located at 1701 Commerce Street, Houston, Texas 77002. We are engaged in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil in the United States.  We began introducing the technology in the United States on a limited basis in March 2013. Prior to this, all of our revenue had been derived from our e-commerce line of business.

On February 4, 2013 by affecting a Share Exchange Agreement with the shareholders of Novas Energy (USA), Inc. (“Novas”), under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our Common Stock,  our primary focus shifted to the further development of our oil recovery technology and we intend to dispose of, or license our on-demand e-commerce line of business to third parties.  Novas oil recovery technology is based on an exclusive license for the right to engage in the commercial application of the proprietary “Plasma-Pulse Technology” mentioned above.

On January 30, 2013, Novas entered into an exclusive, perpetual royalty bearing license agreement with Novas Energy Group Limited (“Licensor”) which granted Novas the right to practice in the United States the proprietary process of the Licensor (the “Technology”) and utilize its apparatus for enhanced oil production.  The license agreement provides Novas with the right to practice the licensed process and to utilize the Technology to provide services to third parties and for itself as well, and to sublicense the technology in the United States. Although new to the United States, the process has been successfully utilized outside of the United States for several years. The Licensor has filed for patent protection of the Technology in the United States.  The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.

Since March 19, 2013, we have been requested to treat twenty oil wells located in four states within the United States with our exclusive licensed technology. We have treated wells in Louisiana, Oklahoma, Kansas and Wyoming. We have also agreed to treat 10 additional wells in West Texas. Our treatment had been shown to increase oil production in the vast majority of the wells that we have treated. Although the initial results of this treatment have been very encouraging, the results on the wells treated may not be indicative of the results of treatment on additional wells and we are monitoring the longer-term results. We currently have two tools that we use to perform the treatments. In addition, we have two tools that we are modifying so that they can be used on additional oil wells in the United States. Our current Technology and tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We are currently in the process of developing a tool to treat 4 ½-inch cased wells.  We anticipate the smaller diameter tool to be available in the first quarter of 2014.

In August 2013, we signed one Oil Services Revenue Sharing Agreement to treat up to 10 wells in Creek County Oklahoma and thus far have treated four wells under the agreement. The agreement provides that Novas pays for all expenses related to the treatment and is reimbursed for such expenses from the initial funds received from the increase in production until Novas’ expenses are paid in full and then Novas will receive 49% of the increased oil production revenue for a twelve month period after treatment of the wells. We expect to receive revenue from these treated wells in the fourth quarter of 2013. The Company has also agreed to treat 4 wells in Oklahoma for a service fee of which we have completed three of those treatments and have been paid on two of them.

We expect to continue to offer our services to independent oil wells for a percentage of the revenue that our customers derive from the additional production resulting from the use of our technology. We may also charge a service fee for use of the technology as opposed to a percentage of revenue. In addition, we may acquire wells and use the technology on our acquired wells to increase their production. Our anticipated customers are the owners of independent oil wells.

To date we have financed our operations from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. Novas has financed its operations from loans it has received. We have incurred an accumulated deficit of $4,501,459 through September 30, 2013 and there can be no assurance that we will be able to achieve profitability.

Our fiscal year end is December 31.

History

Propell Technologies Group, Inc. (formerly known as Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, the Company acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of the Company’s common stock to the members of Mountain Capital, LLC and a total of 2,721 shares of the Company’s common stock to the members of AUL  (the share amounts set forth above are adjusted to reflect the Company’s 1-for-50 reverse split in August 2012, which is discussed below). In 2010 AUL and AMS were dissolved.  In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated.  On July 6, 2012, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 5,000,000 shares as Series A-1 Convertible Preferred Stock.  On August 17, 2012, we filed an amendment to our Certificate of Incorporation, which increased the number of shares of our authorized common stock to 500,000,000 shares, effectuated a 1-for-50 reverse split of the number of shares of our outstanding common stock and changed our name to Propell Technologies Group, Inc. On February 4, 2013, the Company entered into a Share Exchange Agreement with Novas Energy (USA), Inc. (“Novas”) whereby the Company exchanged 100,000,000 shares of its common stock for 100,000,000 shares of common stock in Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of the Company. As a result of the share exchange the shareholders of Novas obtained the majority of the outstanding shares of the Company. As such, the exchange is accounted for as a reverse merger or recapitalization of the Company and Novas Energy (USA), Inc. is considered the acquirer for accounting purposes.

Recent Developments

During the period March 2013 to date, we have raised $1,231,000 through various short-term and long-term notes issued to third parties.

The Company raised $500,000 in long-term notes consisting of funds advanced by Anuta Limited to Novas Energy USA, Inc. (“Novas”), a wholly owned subsidiary of the Company. This note bears interest at the rate of 8% per annum and matures on February 1, 2016.

The Company raised $731,000 in short-term notes, $319,500 of these notes have conversion options into common stock, the remaining $411,500 was raised by Novas.

The $319,500 convertible notes were issued to various parties in amounts ranging from $20,000 to $75,000. These notes are convertible into common stock at the option of the holder at prices ranging from 50% to 65% of closing prices ranging from 3 to 25 trading days prior to conversion, Notes with a face value of $65,000 have a floor conversion price of $0.05 and notes with a face value of $126,500 have a capped conversion price of $0.65. The notes bear interest at rates ranging from 6% to 12%, with some interest earned on a periodic basis with other notes earning interest as a once off interest charge after 90 days.

The notes raised by Novas from Pansies Limited and Strategic IR, bearing interest at a rate of 8% per annum and repayable over the period March 5, 2014 to June 25, 2014.

Subsequent to the period end a further $190,000 of short-term convertible notes were issued and an additional long-term note of $105,000 was issued by Novas.

On October 31, 2013, we entered into the Securities Purchase Agreement with Seaside, pursuant to which Seaside has agreed to purchase and we have agreed to sell to Seaside up to an aggregate of 10,000,000 shares of common stock. On November 5, 2013, we held the first closing under the Securities Purchase Agreement and we sold to Seaside an aggregate of 245,710 shares of common stock, $.001 par value per share (which represented 10% of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing), for gross proceeds to us of $46,931.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of September 30, 2013 and December 31, 2012, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

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

Results of Operations for the three months ended September 30, 2013 and September 30, 2012

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. As a result of the fact that the inception date of Novas is June 19, 2012 Novas had no activity in the period ending September 30, 2012 other than $925 of general and administrative expenses. As such, we have no material financial data to present for the three month period ending September 30, 2012 for comparison against the same period ended September 30, 2013.

Net revenues

Net revenues were $31,856 for the three months ended September 30, 2013. Net Revenue is broken down into revenue from our oil recovery business of $23,443 and revenue generated from our e-commerce shops of $8,413. Revenue from our oil recovery business represents flat fees charged to customers for initial well treatments. The revenue from our e-commerce business remains low due to low sales volume due to lack of adequate working capital.

Cost of goods sold

Cost of goods sold was $31,173 for the three months ended September 30, 2013. The cost of sales includes certain re-allocation of selling, general and administrative expenses into cost of goods sold to more accurately reflect the trading operations of the entity. Cost of sales from our oil recovery business amounted to $24,393, this included engineering costs and equipment rental necessary to conduct our oil recovery business. Cost of sales from our ecommerce business amounted to $6,780 and consisted primarily of purchase from outside vendors to fulfill our e-commerce orders.

Gross profit

Gross profit of $683 for the three months ended September 30, 2013 consisted of a gross loss from our oil recovery business of $950, offset by a gross profit of $1,633 from our e-commerce business. The gross loss on the oil recovery business is primarily due to the incurrence of engineering costs prior to the generation of revenue. The gross margin earned on our e-commerce business was 19%, which is in line with expectations due to the lack of working capital and consequently focus on this line of business.

Total expenses

Total expenses of $706,905 consisted primarily of stock based compensation expense of $492,532 and professional fees of $243,374. Stock based compensation is primarily made up of the charge of $452,641 on non-plan options issued to officers of the Company. Professional fees of $243,374 are made up contract management, Investor development, financial support, audit and tax related fees and legal fees.

Finance charge related amortization of debt discount, for the year-to-date amounting to $133,188 was reallocated from general and administrative expenses to the finance cost section of the statement of operations. This adjustment reduced general and administrative expenses to $(43,670), actual general and administrative expenses of $89,518 consisted primarily of travel related expenses and rental expenses.

Other income

Other income includes a non-cash gain of $34,321on the de-consolidation of a subsidiary, Mountain Capital, LLC which was wound up several years ago, the gain represented liabilities reflected as outstanding by Mountain Capital, LLC. In addition to this, a gain of $44,125 was realized on the release of an accrual for unpaid payroll liabilities which is not due and is longer required.

Amortization of debt discount

This represents a charge to the statement of operations of the debt discount raised on convertible notes as described in note 10 above. The current period charge includes a reallocation of $133,188 from general and administrative expenses; quarterly amortization is expected to be $74,000.

Change in fair value of derivatives

The short-term notes issued during the quarter have variable priced conversion options, gave rise to a derivative liability of $99,376 on inception of these notes. This liability was reassessed at September 30, 2013, further increasing the liability by $11,639, amounting to a total liability of $111,015.

Interest expense

Interest expense of $48,340 includes interest on both long-term and short term notes as well as the amortization of Original Issue Discounts and related fees on various short-term notes issued by the Company.

Net loss

The Company incurred a net loss of 1,025,201 for the three months ended September 30, 2013. This included stock based compensation expenses of $492,532, professional fees of $243,374, amortization of debt discount of $232,570 and changes in the fair value of derivative liabilities amounting to $111,015. These items are discussed above.

Results of Operations for the nine months ended September 30, 2013 and September 30, 2012

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. As a result of the fact that the inception date of Novas is June 19, 2012 Novas had no activity in the period ending September 30, 2012 other than $925 of general and administrative expenses. As such, we have no material financial data to present for the three month period ending September 30, 2012 for comparison against the same period ended September 30, 2013.

Net revenues

Net revenues were $46,113 for the nine months ended September 30, 2013. Net Revenue is broken down into revenue from our oil recovery business of $23,443 and revenue generated from our e-commerce shops of $22,670. Revenue from our oil recovery business represents flat fees charged to customers for initial well treatments. The revenue from our e-commerce business remains low due to low sales volume due to lack of adequate working capital.

Cost of goods sold

Cost of goods sold was $42,320 for the nine months ended September 30, 2013. The cost of sales includes certain re-allocation of selling, general and administrative expenses into cost of goods sold to more accurately reflect the trading operations of the entity. Cost of sales from our oil recovery business amounted to $24,393, this included engineering costs and equipment rental necessary to conduct our oil recovery business. Cost of sales from our ecommerce business amounted to $17,927 and consisted primarily of purchase from outside vendors to fulfill our e-commerce orders.

Gross profit

Gross profit of $3,793 for the nine months ended September 30, 2013 consisted of a gross loss from our oil recovery business of $950, offset by a gross profit of $4,743 from our e-commerce business. The gross loss on the oil recovery business is primarily due to the incurrence of engineering costs prior to the generation of revenue. The gross margin earned on our e-commerce business was 19%, which is in line with expectations due to the lack of working capital and consequently focus on this line of business.

Total expenses

Total expenses of $2,497,152 consisted primarily of stock based compensation expense of $1,154,201, general and administrative expenses of $718,315 and professional fees of $509,303. Stock based compensation is primarily made up of the charge of $1,065,499 on non-plan options issued to officers of the Company. General and administrative fees is primarily made up of initial business development costs of $535,175, research and development expenditure of $48,044 and travel related expenditure of $83,697. Professional fees of $509,303 are made up contract management, Investor relationship and development, financial support, audit and tax related fees and legal fees.

Finance charge related amortization of debt discount, for the year-to-date amounting to $133,188 was reallocated from general and administrative expenses to the finance cost section of the statement of operations, this adjustment reduced general and administrative expenses to $718,315, actual general and administrative expenses of $851,503 consisted primarily of business development expenditure of $535,175 travel related expenses of $83,696 and rental expenses of $29,212.

Other income

Other income includes a non-cash gain of $34,321on the de-consolidation of a subsidiary, Mountain Capital, LLC which was wound up several years ago, the gain represented liabilities reflected as outstanding by Mountain Capital, LLC. In addition to this, a gain of $44,125 was realized on the release of an accrual for unpaid payroll liabilities which is not due and is longer required.

Amortization of debt discount

This represents a charge to the statement of operations of the debt discount raised on convertible notes as described in note 10 above. The current period charge includes a reallocation of $133,188 from general and administrative expenses.

Change in fair value of derivatives

The short-term notes issued during the quarter have variable priced conversion options, gave rise to a derivative liability of $99,376 on inception of these notes. This liability was reassessed at September 30, 2013, further increasing the liability by $11,639, amounting to a total liability of $111,015.

Interest expense

Interest expense of $121,360 includes interest on both long-term and short term notes as well as the amortization of Original Issue Discounts and related fees on various short-term notes issued by the Company.

Net loss

The Company incurred a net loss of $2,880,513 for the nine months ended September 30, 2013. This included stock based compensation expenses of $1,154,201, professional fees of $509,303, general and administrative expenses of $674,190, amortization of debt discount of $232,570, changes in the fair value of derivative liabilities amounting to $111,015 and interest expense of $121,360. These items are discussed above.

Results of Operations Cumulative from Inception at June 19, 2012 to September 30, 2012

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. As a result of the fact that the inception date of Novas is June 19, 2012 Novas had no activity in the period ending September 30, 2012 other than $925 of general and administrative expenses. As such, we have no material financial data to present for the period ending September 30, 2012 for comparison against the same period ended September 30, 2013.

The results from inception are fully discussed under the results of operations for the nine months ended September 30, 2103.

Prior to the nine months results ended September 30, 2013, we incurred administrative expenses of $925 on company formation.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $4,457,334 through September 30, 2013 and incurred negative cash flow from operations since we started our business of $1,169,452. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. As of September 30, 2013 we have notes outstanding, before debt discount, including interest thereon of $2,927,068, and the Company does not currently have the resources to repay these loans as they become due. These notes include $837,104 maturing within one year, included in these short-term maturity notes are notes amounting to $407,698, including interest thereon, which are convertible into common stock at varying discounts to closing trading prices prior to conversion (see notes 8 and 10 above). The remaining notes have fixed maturity dates ranging from October 2013 to June 2014.

Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next quarter. Our ability to continue to fulfill customer orders and expand our business is dependent upon us raising additional funding in the near term. We continue to develop our oil recovery business and expect revenues to start improving as the technology gains acceptance. We continue to accept and ship orders placed on our ecommerce web sites from existing customers, and from new customers who use our online tools to set up their own shops. However, our lack of working capital for this line of business makes it difficult to implement our business strategy.

We will need to raise additional working capital to fund our operations, implement our business strategy and meet our debt obligations. In furtherance of meeting our cash requirements, the Company raised $731,000 in short-term notes, $319,500 of these notes have conversion options into common stock, the remaining $411,500 was raised by Novas. Subsequent to the period end a further $190,000 of short-term convertible notes were raised and an additional long-term note of $105,000 was raised by Novas.

On October 31, 2013, we entered into the Securities Purchase Agreement with Seaside, pursuant to which Seaside has agreed to purchase and we have agreed to sell to Seaside up to an aggregate of 10,000,000 shares of common stock. On November 5, 2013, we held the first closing under the Securities Purchase Agreement and we sold to Seaside an aggregate of 245,710 shares of common stock, $.001 par value per share (which represented 10% of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing), for gross proceeds to us of $46,930.61 Although subsequent closings are anticipated to occur every month, certain conditions must be met prior to such closings and there can be no assurance that such conditions will be met.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures as of September 30, 2013 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

In July, 2013, we issued options exercisable for an aggregate of 57,144 shares of common stock to three directors as compensation for their services as directors.

During the second calendar quarter of 2013, we issued an aggregate of 487,500 shares of our common stock upon conversion of an aggregate principal amount of 9,750 of convertible notes. The issuance qualified for exemption under Section 3 (a)(9) of the Securities Act of 1933.

In September 2013, we issued options exercisable for an aggregate of 285,150 shares of common stock to four directors as compensation for their services as directors.

During the quarter ended September 30, 2013, we issued 4,250,000 shares of our common stock upon conversion of

Series A-1 convertible preferred shares with a conversion factor of 10 common shares for one preferred stock. The issuance qualified for exemption under Section 3 (a)(9) of the Securities Act of 1933.

During the third calendar quarter of 2013, we issued an aggregate of 500,000 shares of our common stock upon conversion of an aggregate principal amount of 10,000 of convertible notes. The issuance qualified for exemption under Section 3 (a)(9) of the Securities Act of 1933.

During July we issued 12,500 shares of common stock to a note holder as compensation for a call option granted to that note holder whereby further funding of $100,000 would be provided to the Company in the form of back-end notes.

During September 2013, we issued 200,000 shares to a third party investor relations and shareholder development consultant. These shares were issued in terms of an agreement entered into for the provision of these services.

During the quarter ended September 30, 2013, we issued convertible promissory notes in the principal amount of $337,948. these notes are convertible into common stock at various times from immediately to six months after the issuance of the promissory note, at prices ranging 58% to 65% of the lowest trading price over a period of days prior to conversion. The period of days ranges from 10 days to 25 days. Convertible notes with a value of $159,448 have a cap on conversion price of $0.65 and notes with a value of $30,500 have a cap on conversion price of $0.33.

Subsequent to September 30, 2013, we issued promissory notes in the principal amount of a further $245,830 of convertible debt, these notes are convertible into common stock at various times from immediately to six months after the issuance of the promissory note, at prices ranging 58% to 65% of the lowest trading price over a period of days prior to conversion. The period of days ranges from 10 days to 25 days. Convertible notes with a value of $57,680 have a cap on conversion price of $0.65. Novas, our wholly owned subsidiary, also issued a long-term note in the principal amount of $105,000, bearing interest at 7.5% per annum and repayable on October 31, 2015

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults upon senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation Number	Exhibit
10.1*	Securities Purchase Agreement dated October 31, 2013 between Propell Technologies Group, Inc. and Seaside 88 L.P..
31.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

* Incorporated by reference to the Company’s Form 8 filed on November 5, 2013.

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

DATE: November 14, 2013	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)

	By:	/s/John W. Huemoeller II
John W. Huemoeller II, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

