Form 10-K
period 2013-12-31
Propell Technologies Group, Inc.
filed 2014-04-07
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2013

000-53488

Commission file number

PROPELL TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Commerce Street, Houston, Texas 77002

(Address of principal executive offices)

(713) 227- 0480

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of the voting and non-voting stock of the Company held by non-affiliates as of June 30, 2013 was approximately $112,166,977 based on the price at which the common stock was last sold on June 30, 2013.

The Registrant has 208,035,472 shares of common stock outstanding as of March 30, 2014.

Documents incorporated by reference: None

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Item 1.  Business

Overview

Our Company

Through our wholly owned subsidiary, Novas Energy USA, Inc. (“Novas”), we are engaged in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil for which we have a perpetual exclusive license to utilize in the United States and Mexico.   We began introducing the technology in the United States on a limited basis in March 2013. Prior to March 2013, all of our revenue had been derived from our e-commerce and other lines of business.

Since February 4, 2013, following the closing of the Share Exchange Agreement with the shareholders of Novas Energy (USA), Inc. (“Novas”), under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our Common Stock, our primary focus has shifted to the further development of our licensed oil recovery technology. The oil recovery technology used by Novas is based on an exclusive, perpetual royalty-bearing license to engage in the commercial application of the proprietary “Plasma-Pulse Technology” (the “Technology”) entered into on January 30, 2013, with Novas Energy Group Limited (“Licensor”) which granted Novas the right to use the technology in the United States to enhance oil production.  The license agreement provides Novas with the right to practice the licensed process and to utilize the Technology to provide services to third parties and for ourselves as well, and to sublicense the technology in the United States. In March 2014, the license was amended to, among other things, increase the territory in which Novas can practice the licensed process and utilize the Technology to include Mexico. Although new to the United States and Mexico, the “Plasma Pulse Technology” has been successfully utilized outside of the United States and Mexico for several years. The Licensor has filed for patent protection of the Technology in the United States.  The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.

Since March 19, 2013, we have used the Technology to treat twenty seven oil wells located in five states; Louisiana, Oklahoma, Kansas, Texas and Wyoming. The Technology has been shown to increase oil production in the vast majority of the wells that we have treated. The initial results of this treatment have been very encouraging, however the results on the wells treated may not be indicative of the results of treatment on additional wells. As such, we are continuing to monitor closely the longer-term results while, based upon the prior success from the use of “Plasma-Pulse Technology” outside of the United States, we expect the positive data from the treated wells in the United States to continue. We currently have four tools that we use to perform the treatments. Our current technology and tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We are currently in the process of developing a tool to treat 4 ½-inch cased wells.  We anticipate the smaller diameter tool to be available in the second quarter of 2014.

In August 2013, we signed one Oil Services Revenue Sharing Agreement to treat up to ten wells in Creek County Oklahoma and thus far have treated four wells under the agreement, which four wells are included in the twenty seven oil wells mentioned above. The agreement provides that Novas pays for all expenses related to the treatment and is reimbursed for such expenses from the initial funds received from the increase in production until Novas’ expenses are paid in full and then Novas will receive 49% of the increased oil production revenue for a twelve month period after treatment of the wells. We have received some revenue and expect to receive additional revenue to at least recover some of our expenses incurred on the treatment of these wells. We have also agreed to treat four wells in Oklahoma for a service fee of which we have completed three of those treatments and have been paid on two of them.

We expect to continue to offer our services to independent oil wells based on our joint venture model in which we receive a percentage of the revenue that our customers derive from the additional production resulting from the use of our technology. We also offer our services on a fee based model and charge a service fee for use of the technology as opposed to a percentage of revenue. In addition, we may acquire wells and use the technology on our acquired wells to increase their production. Our anticipated customers are the owners of independent oil wells.

In order to allow us to fully focus on our oil recovery business, in October 2013, we entered into a management agreement with a third party for the operation of our e-commerce business. The terms of the management agreement provided that the third party would manage the operation of our e-commerce line of business and that the third party would be entitled to a fee equal to the revenue derived from the operations less a royalty of 10% of the net profit, if any that would be paid to us. Inasmuch as the e-commerce line of business was not profitable after taking into account general and administrative expenses and other expenses and we believed that we did not have the finances or personnel available to us to promote such business line or increase sales, in December 2013, we disposed of this business for a consideration of 10% of the net profits of the business, up to a maximum of $100,000 earned over the next three years ending December 31, 2014, 2015 and 2016. In addition, effective December 31, 2013, in order to improve our balance sheet, we disposed of our wholly owned subsidiary, Crystal Magic, Inc., which had been inactive since June 2010 and sold the stock of Crystal Magic, Inc. to a third party for nominal consideration.

To date we have derived $68,077 in revenue from our oil enhancement business. We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. Novas has financed its operations from loans it has received, which the majority of these loans were recently converted into shares of our common stock. We have incurred an accumulated deficit of $5,393,672 through December 31, 2013 and there can be no assurance that we will be able to achieve profitability.

Our principal offices are located at 1701 Commerce Street, Houston, Texas 77002. Our telephone number is (713) 227-0480. Our fiscal year end is December 31.

Strengths and Competitive Advantages

We believe that the following are key attributes of our company:

•	The Plasma Pulse Technology treatment is fast and is typically completed in a matter of hours.

•	After treatment with our licensed technology, the well goes back into production immediately.

•	To date, our licensed technology has been safe with in excess of 200 wells treated with the technology with no know material damage.

•	Our licensed technology does not use any chemicals or water.

•	Our licensed technology has been shown to increase production as far as one mile from the treatment site.

History

Propell Technologies Group, Inc. (f/k/a Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, we acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of our Common Stock to the members of Mountain Capital, LLC and a total of 2,721 shares of our Common Stock to the members of AUL (the shares referenced above are in pre-split amounts, that is prior to our 50-to-1 reverse split in August 2012). In 2010 AUL and AMS were dissolved.  In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated and effective December 31, 2013, we disposed of our interest in CMI for nominal consideration.  On July 6, 2012, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 5,000,000 preferred shares as Series A-1 Convertible Preferred Stock.  On August 17, 2012, we filed an amendment to our Certificate of Incorporation, which increased the number of shares of our authorized Common Stock to 500,000,000 shares, effectuated a 50:1 reverse split of the number of shares of our outstanding Common Stock and changed our name to Propell Technologies Group, Inc. On February 4, 2013, we acquired all of the outstanding shares of Novas and Novas became our wholly owned subsidiary. Effective December 31, 2013, we disposed of our e-commerce line of business. On March 14, 2014, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 500,000 preferred shares as Series B Convertible Preferred Stock

NOVAS OIL RECOVERY ENHANCEMENT

On January 30, 2013, Novas entered into an exclusive, perpetual royalty bearing license agreement with Novas Energy Group Limited (“Licensor”) which was amended in March 2014 and granted Novas the right to practice, develop, use, market and commercialize the proprietary process of the Licensor, which consists of a specially designed apparatus and certain proprietary technology, methods and processes that may be applied to enhance the production of hydrocarbon deposits using metallic plasma-generated, directed, non-linear, wide-band and elastic oscillations at resonance frequencies.   The amended license agreement provides Novas with the right to practice the licensed process and to utilize the Technology to provide services to third parties and for ourselves as well, and to sublicense the Technology in the United States and Mexico. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Plasma Pulse Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Plasma Pulse Technology. Although new to the United States and Mexico, the process has been successfully utilized outside of the United States and Mexico for several years. The Licensor has filed for patent protection of its technology in the United States and Mexico.  The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.  Our current technology and tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells.  We are currently in the process of developing a tool to treat 4 ½-inch cased wells and also horizontal wells.  We anticipate the smaller diameter tool to be available in the second quarter of 2014.

To date, we have used the Technology to treat twenty seven wells in the United States in five states; Kansas, Louisiana, Oklahoma, Wyoming and Texas. Seventeen of the wells experienced an increase in oil production after being treated with the Technology. The average initial increase in oil production for the twenty seven wells was 295% and the average increase 60 days after treatment was 88%. Set forth below are more specific details of the initial results of the oil wells that we treated in the United States with the Plasma Pulse Technology.

U.S. INITIAL WELL RESULTS

PROPELL TECHNOLOGIES GROUP INC

Average from 27 oil wells shows a 295% increase in iniitial production after treatment.

Oil Well	Before BOPD	After BOPD	Initial Increase % & Notes
Shreveport, LA -Limestone	1	2	*100% - production held for 5-6 months*
Shreveport, LA - Limestone	½	1	*100% - production held for 5-6 months*
Kay, CO OK, Sandstone	¼	½	*100% - production held for 3 months well problems*
Kay Co, OK, Limestone	5-6	12.75	*155% - increased to 18 for few months now 10-12*
Creek, CO, OK, Sandstone*	1 ½	5.5	*266% - production has held steady for 10 months*
Creek, CO, OK, Sandstone*	1 ½	5.5	*266% - production has held steady for 10 months*
Creek, CO, OK, Sandstone*	1 ½	3.5	*133% - held for 3 months – pump problem – well off*
Haysville, KS, Limestone	2.43	4.8	*100% - production held for 6 months*
Haysville, KS, Limestone	¾	1.7	*107% - production held for 6 months*
Kay CO, OK, Limestone	19	19	*0% - only 1 perforation every 2 feet*

*In addition to increasing production on treated wells we have increased production on nearby wells as far away as 1 mile

U.S. INITIAL WELL RESULTS

PROPELL TECHNOLOGIES GROUP INC

Oil Well	Before BOPD	After BOPD	Initial Increase % & Notes
Creek, CO, OK, Sandstone	0	57	*5700% - dropped to 15 in a month - plugged up*
Kay CO, OK - Sandstone	3/4	1.6	*122% - production held for 3- 4 months*
Casper, WY, Sandstone	5	22	*340% - production fell 2 days later – paraffin clog*
Casper, WY, Sandstone	1	8	*700% - production fell - well problems - on & off –*
Creek, CO, OK, Sandstone	0	44	*4400% - dropped to 10 in a month - plugged up*
Safford, CO, KS - Limestone	2	40	*1900% - dropped to 12 in month– needs bigger pump*
Kay CO, OK - Sandstone	3/4	3/4	*0% - could not finish well full of sand - garbage*
Haysville, KS, Limestone	¾	1.7	*107% - only treated 1 foot - dropped to .78 next day*

U.S. INITIAL WELL RESULTS

PROPELL TECHNOLOGIES GROUP INC

Oil Well	Before BOPD	After BOPD	Initial Increase % & Notes
Creek, CO, OK, Sandstone	1	20	*1900% - production sporadic – took month to put on*
Shackelford, TX, Sandstone	1.5	1.5	*0% - weather problems – looked good initially*
Shackelford, TX, Sandstone	1.5	1.5	*0% - weather problems – looked good initially*
Scurry, CO, TX, Sandstone	1.5	1.5	*0% - no bottom hole pressure*
Scurry, CO, TX, Sandstone	1 ½	1.5	*0%- no bottom hole pressure*
Scurry, CO, TX, Sandstone	1 ½	1.5	*0% - no bottom hole pressure*
Scurry, CO, TX, Sandstone	1 ½	1.5	*0% - no bottom hole pressure*
Scurry, CO, TX, Sandstone	Injector		*Increased amount of fluid*
Taylor CO, TX limestone	12	12	*New well test with frack, no improvement*
Kay CO, OK, Limestone	5	5	*New well test without frack – no improvement*

Average from 27 wells shows a 88% increase in production after 60 days .

Numerous companies have utilized the Plasma Pulse Technology that Novas has licensed in the treatment and stimulation of oil wells throughout the Russian Federation, China, Kazakhstan, Uzbekistan and Czech Republic. The tool and subsequent well treatment have been credited with increasing oil production and injector well fluid flow in over 150 wells outside of the United States in Russia and China. It does so without any chemicals associated with hydraulic fracturing and therefore is deemed to be environmentally friendly. The treatment was created to clear the well drainage area of sedimentation clogging at the perforation zone and increase the permeability of the reservoir at the same time.

INCREASED PRODUCTION (RUSSIA)

NOVAS ENERGY

Table below is a sample of Oil Production results supplied from Novas (Russia). Average from 62 production wells that we have data on shows a 101% increase in the amount of oil produced after treatment. Overall results show a 87% success rate.

		Before!Novas! Treatment! !!		After!Novas! Treatment! !!			
Oil!Field!!	Depth! (ft)!	Oil! Bpd!	%! Watercut!	Oil!Bpd!	%! Watercut!	Oil,!Bpd! Increase!	%! Increase!
Hvojnoe!	9364!	0.00!	!!	119.20!	15!	119.2!	100!
Shkapovskoe!	N/A!	2.24!	43!	17.88!	45!	15.6!	700!
Fedorovskoe!	N/A!	5.22!	12.5!	19.37!	18.7!	14.2!	271!
Shkapovskoe!	N/A!	5.96!	97!	12.67!	96.6!	6.7!	113!
Vasilovskoe!	N/A!	5.96!	20!	38.00!	21.5!	32.0!	538!
Pashninskoe!	4756!	6.71!	79!	14.90!	61!	8.2!	122!
Sovetskoe!	5904!	7.45!	75!	29.80!	69!	22.4!	300!
Djusushevskoe!	11808!	14.90!	85!	81.95!	70!	67.1!	450!
Krapivinskoe!	9315!	29.80!	66!	89.40!	77!	59.6!	200!
Severo!	7052!	33.53!	2!	88.66!	2!	55.1!	164!
Tevlinsko!	9184!	43.96!	74!	104.30!	39!	60.3!	137!
Tajlakovskoe!	10922!	52.15!	18!	163.90!	2!	111.8!	214!
Pervomajskoe!	9610!	201.15!	20!	305.45!	20!	104.3!	52!

!

The process once applied should be effective for approximately nine months to one year and thereafter can be reapplied as needed. The success of our application of our enhanced oil technology largely depends upon the correct selection of candidate wells.  The candidate well requirements are: no behind the casing flow; well bore inclination does not exceed 50 degrees; reservoir temperature is less than 110 degrees Celsius, porosity is no more than 30 degrees; permeability is at least 2-4mD; reservoir pressure is below 500 atm; presence of a drilling sump; fluid in the hole above the perforations, the number of perforation holes is greater than 10 per meter and the reservoir pressure is greater than the saturation pressure. Additionally when selecting a target well or oil field we look at the various formations such as limestone, sandstone, tight sand, dolomite, shale or clay.  We look at well logs and do analysis on the reservoir drive system (water, gas, gravity) and water cuts.  Depending upon our analysis of a candidate well we develop a unique treatment plan.  As an example a “softer” rock such as sandstone may receive 20 plasma pulses in each 12 - 18 inch perforation station compared to a limestone where we may release 50 or more plasma pulses.  We may also vary the time in between pulses and the frequency and size of the pulses.

Our Industry

United States crude-oil production grew by more than one million barrels a day in 2012, the largest increase in the world and the largest in United States history, jumping 14% last year to 8.9 million barrels a day, according to the Statistical Review of World Energy, an annual compilation of industry trends published by BP BP.LN -0.19% PLC for more than six decades. In volume terms, 2012 United States production gain of 1.04 million barrels a day surpassed the earlier biggest annual increase of 640,000 barrels per day, recorded in 1967.

According to The Wall Street Journal, most of this new production is coming from dense shale-rock formations, such as the Bakken Shale in North Dakota and the Eagle Ford Shale in Texas as a result of techniques developed in recent years to hydraulically fracture, or frack, these shale’s, freeing up previously trapped oils.

Hydraulic fracturing is the fracturing of various rock layers by a pressurized liquid. Some hydraulic fractures form naturally—certain veins or dikes are examples—and can create conduits along which gas and petroleum from source rocks may migrate to reservoir rocks. Induced hydraulic fracturing , commonly known as fracking, is a technique in which usually a large amount of water is mixed with sand and/or chemicals (a different technique where only chemicals are used is referred to as acidizing). This mixture is injected at high pressure into faults to release petroleum, natural gas (including shale gas, tight gas, and coal seam gas), or other substances for extraction. This type of fracturing creates fractures from a wellbore drilled into reservoir rock formations.

We intend to compete with other secondary fracking methods by providing to target customers the Plasma Pulse Technology for increasing oil production developed by Novas Energy Group Limited described above. Our initial target customers have been several smaller marginal or “stripper “oil wells that have experienced reduced oil production. We believe that the United States and Mexican target market is indeed large. Generally, these wells started their productive life producing much greater volumes using natural pressure. Over time, the pressure decreases and production drops even if the reservoirs, which feed the wells, are not yet depleted. We also intend to target newer wells that were drilled in the last 10 years that have experienced declined production.

Of the approximately 45,000 total wells drilled in the United States during 2012 we estimated that 31,500 or 70.0% were oil wells and the remainder were gas wells that are not our target.  Of the 31,500 oil wells drilled approximately 15,750 or 50% were vertical wells. We believe that the size of the market will continue to grow for our technology as we already have the ability to treat certain existing wells, and we estimate that approximately 43 new wells are being drilled every day.

Our Plan

Initially, we have derived revenue from customers based upon our joint venture model in which we receive a percent of their increased oil production revenue.  We typically provide customers with a free demonstration of our technology at one of their sites with an agreement that if successful and there is an oil recovery gain that we will share in the increased revenue derived from such gain. In May 2013, we entered into our first revenue share agreement with an owner of certain oil wells located in Creek County, Oklahoma, which agreement thereupon will be terminated when we receive reimbursement of our expenses. In August 2013, we signed one Oil Services Revenue Sharing Agreement to treat up to 10 wells in Creek County Oklahoma. The agreement provides that Novas pays for all expenses related to the treatment and is reimbursed for such expenses from the initial funds received from the increase in production until Novas’ expenses are paid in full and then Novas will receive 49% of the increased oil production revenue for a twelve month period after treatment of the wells. We received revenue from these treated wells in the fourth quarter of 2013. We have also agreed to treat four wells in Oklahoma for a service fee of which we have completed three of those treatments and have been paid on two of them. Alternatively, we also intend to perform enhancement services for customers based upon our fee based model pursuant to which we will charge a fixed fee per well or to sublicense the technology to others who will perform the services that we would otherwise perform and pay us a fee for such sublicense. In addition, we may seek to acquire underperforming wells and use the technology on the wells we acquire to produce revenue.

Intellectual Property

We license the “Plasma-Pulse Technology” from the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license we entered into in January 2013, which was amended in March 2014. The amended license agreement provides us with the exclusive right to develop, use, market and commercialize the Technology for ourselves and/or third parties, sublicense and provide related services to third parties in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology.  The license is limited to the United States and Mexico.  It also provides that we will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico.   All royalty payments made by us as well as sublicensing revenue paid by us to Licensor are credited towards the minimum royalty payment. Royalties based on revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. If the minimum royalty is not timely paid with respect to one of the two territories, the Licensor has the right to terminate the license with respect to that particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. We are obligated to pay a license fee of $150,000 on or prior to June 30, 2014 and an additional amount of $200,000 on or prior to June 30, 2015 for the additional rights under the amended license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and we are responsible for costs of obtaining marketing approvals.   The Licensor has the right to terminate the license agreement upon our breach or default.  If Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

On August 20, 2012, the Licensor filed a Provisional Patent Application (No. 61/684,988 entitled Process and Apparatus For The Production Enhancement of Hydrocarbon Deposits Using Metallic Plasma-Generated, Directed, Non-linear, Wide-Band and Elastic Oscillations at Resonance Frequencies) with the US Patent and Trademark Office.

Marketing

To date, we have presented our technology at several conferences focused on worldwide energy concerns. We have presented at Energy Prospectus Group, the Winter North American Prospect Expo (NAPE), HIS CERA Week 2013 and the Total Energy USA Conference.

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

Typically oil enhancements such as hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority. As a result, we may be subject to additional permitting requirements for our operations.  These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. In addition, legislation introduced in Congress provides for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids. Moreover, on November 23, 2011, the EPA announced that it was granting in part a petition to initiate a rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in oil and gas exploration and production. Further, on May 4, 2012, the Department of the Interior's Bureau of Land Management ("BLM") issued a proposed rule to regulate hydraulic fracturing on public and Indian land.

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

Item 1A.  Risk factors

As a smaller reporting company we are not required to provide risk factors

Risks Related to the Company

Our business is difficult to evaluate because we are currently focused on a new line of business and have very limited operating history and limited information.

The Company has recently engaged in a new business line involving its Plasma Pulse Technology. There is a risk that we will be unable to successfully operate this new line of business or be able to successfully integrate it with our current management and structure. Our estimates of capital, personnel and equipment required for our new line of business are based on the experience of management and businesses they are familiar with.  Our management has limited direct experience in our new lines of business. We are subject to the risks such as our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. Even if we generate revenue, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends or even to make quarter to quarter comparisons of our operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We currently have limited revenues from our Plasma Pulse Technology and may not generate any revenue in the near future, if at all from the use of our technology.

We currently have generated limited revenues from the use of our Plasma Pulse Technology. The majority of the twenty seven wells that were treated were treated as sample wells to demonstrate the ability of the Plasma Pulse Technology at no cost to the well owner. Therefore there can be no assurance that well owners will determine that the price to be paid by our customers for our services, whether in the form of a cash payment or profit sharing arrangement, will be deemed to be reasonable and that customers will be willing to pay such price.

We may not be able to continue as a going concern.

Our consolidated audited financial statements, report a 2013 loss from operations of $(3,493,837) and a net loss of $(3,816,851). The opinion of our independent registered accounting firm on our audited financial statements as of and for the period ended December 31, 2013 for Propell was qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the year ending December 31, 2013, we had net revenues of $94,362 from our oil recovery and our e-commerce business. For the year ending December 31, 2013, we sustained a net loss of $(3,816,651).  To date, we have not generated significant revenue from our Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

Our future plans and operations are dependent on our raising additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the year ended December 31, 2013 we raised a total of $1,721,431 from financing activities, of which we received $1,599,500 in net proceeds from the sale of our long term and short term notes, the majority of which have conversion options, the remaining $121,931 was raised by the issuance of equity securities. We have used the funds raised in our financings for working capital purposes. Subsequent to year end we raised an additional $750,000 in equity securities and a further $95,000 in convertible short term notes. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements.

We may not be able to service customers with the four down-hole tools that we currently have.

Our ability to continue to service customers and expand our business is dependent upon us raising additional funding in the near term to acquire additional apparatuses to be utilized with the Plasma Pulse Technology. We currently have only four down-hole tools. If the tools should require repair we may be unable to service customers. In addition, with only four down-hole tools, we can only treat a limited number of wells at a time and are unable to treat wells on days when the down-hole tools are in transit from one customer’s well to another well.

We may not be able to retrofit the down-hole tool to fit a large number of well holes in the United States.

Our current technology and tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells.  We are currently in the process of developing a tool to treat 4 ½-inch cased wells and also horizontal wells.  We anticipate the smaller diameter tool to be available in the second quarter of 2014. However, there can be no assurance that such tool will be able to be developed or if developed will be effective in treating wells in the United States.

There is uncertainty as to market acceptance of our Technology and products.

The Plasma Pulse Technology that we license has been utilized in the United States on only a limited basis. The Company has not yet generated significant revenue from the technology that it licenses and there can be no assurance that the Company’s Plasma Pulse Technology will be accepted in the market or that the Company’s commercialization efforts will be successful.

The results of our the application of our technology for initial well treatments may not support future well treatments and are not necessarily predictive of future long term results on the wells for which the initial data is favorable.

To date, we have applied our licensed Plasma Pulse Technology to treat only twenty seven wells, which treatments were performed fairly recently, and we do not have long terms results on the wells that were treated. Of such wells, only seventeen had improved results. Favorable results in our early treatments may not last and may not be repeated in later treatments of other wells. Success in early treatments does not ensure that wells treated at a later date will be successful.

We rely on a license to use the Plasma Pulse Technology that is material to our business and if the agreement were to be terminated, it would halt our ability to market our technology, as well as have an immediate material adverse effect on our business, operating results and financial condition.

We have a licensing agreement with Novas Energy Group Limited granting us the right to use certain critical intellectual property. If we breach the terms of these licensing agreements, including any failure to make minimum royalty payments required there under, the Licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability to market our technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

We may be unable to generate sufficient revenues to meet the minimum royalties under our license agreement,

The license agreement with Novas Energy Group Limited requires us to pay minimum royalty payments of $1,000,000 per year; however, no minimum royalty payment is due prior to (i) December 31, 2015 with respect to Mexican operations and (ii) the three year anniversary of the license agreement with respect to the United States operations.  If the minimum royalty is not timely paid, the Licensor has the right to terminate the license agreement with respect to a certain territory under certain circumstances and in certain other circumstances has the right to terminate the entire agreement. In addition, we are obligated to pay $150,000 to the Licensor on or prior to June 30, 2014 and an additional $200,000 on or prior to June 30, 2015 with respect to our rights in Mexico. To date, we have not generated enough revenue to pay the amount owed in June 2014 or any minimum royalty payments. No assurance can be given that we will generate sufficient revenue or raise additional financing to make these minimum royalty payments. Any failure to make the payments would permit the licensor to terminate the license. If we were to lose or otherwise be unable to maintain this license, it would halt our ability to market our technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

Trends in oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and natural gas include:

•	the level of supply and demand for oil and natural gas, especially demand for natural gas in the United States;

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	weather conditions and natural disasters;

•	worldwide political, military, and economic conditions;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the cost of producing and delivering oil and natural gas; and

•	potential acceleration of development of alternative fuels.

Legislative and regulatory changes affecting the environment and the oil industry could adversely affect our business

Political, economic and regulatory influences are subjecting oil recovery efforts to potential fundamental changes that could substantially affect our results of operations. State and local governments, for example, continue to propose and pass legislation designed to reduce the impact of oil recovery efforts on the environment. We cannot predict the effect any legislation may have on our business and we can offer no assurances they will not have a material adverse effect on our business.

Various federal legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations and possibly our operations. For example, the Department of Interior has issued proposed regulations that would apply to hydraulic fracturing operations on wells that are subject to federal oil and gas leases and that would impose requirements regarding the disclosure of chemicals used in the hydraulic fracturing process as well as requirements to obtain certain federal approvals before proceeding with hydraulic fracturing at a well site. These regulations, if adopted, could also be applicable to our operations and would establish additional levels of regulation at the federal level that could lead to operational delays and increased operating costs. At the same time, legislation and/or regulations have been adopted in several states that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that include protections for proprietary information. Legislation and/or regulations are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as restrictions on the use of certain types of chemicals or prohibitions on hydraulic fracturing operations and competitive operations in certain areas) that could affect our operations.

The adoption of any future federal, state, local, or foreign laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process if applicable to competitive processes such as ours, could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Liability for cleanup costs, natural resource damages, and other damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We will be exposed to claims under environmental requirements. In the United States, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Existing or future laws, regulations, related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Changes in environmental requirements related to greenhouse gases and climate change may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns). State, national, and international governments and agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.

We rely on a variety of intellectual property rights that we use in our services and products. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our services and products may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.

We may acquire oil wells or form joint ventures or make investments in oil wells that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of oil wells. We also may pursue strategic alliances and joint ventures that leverage our core technology. We have no experience with acquiring oil wells or interests therein. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

To finance any acquisitions or joint ventures, we may choose to issue shares of our Common Stock as consideration, which would dilute the ownership of our stockholders. If the price of our Common Stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. In addition, we may choose to incur additional debt in order to finance such acquisitions, which may also negatively affect our financial position.

Any future recompletion activities engaged upon by us on wells that we acquire may not be productive.

We may acquire properties upon which we believe recompletion activity will be successful. Recompletion or workovers on oil and natural gas wells involves numerous risks, including the risk that we will not encounter commercially productive oil or natural-gas reservoirs. The costs of recompleting, and operating wells are often uncertain, and operations may be curtailed, delayed, or canceled as a result of a variety of factors, including the following unexpected drilling conditions:

•	pressure or irregularities in formations

•	equipment failures or accidents

•	fires, explosions, blowouts, and surface cratering

•	difficulty identifying and retaining qualified personnel

•	title problems

•	other adverse weather conditions

•	shortages or delays in the delivery of equipment

Certain of our future activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition.

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our amended license agreement grants us a license to utilize the Plasma Pulse Technology in Mexico. Doing business internationally involves a number of risks, including:

• multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

• failure by us to obtain regulatory approvals for the sale or use of our technology in various countries;

• difficulties in managing foreign operations;

• financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;·

• reduced protection for intellectual property rights;

• natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

• failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our financial condition, results of operations and cash flows.

We will have limited control over the activities on properties for which we own an interest but we do not operate.

We may acquire interests in oil wells that will be operated by other companies. We will have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital and lead to unexpected future costs.

The loss of key personnel and an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management, in particular John W. Huemoeller II, our Chief Executive Officer. The loss of any key employees may significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our and their continued ability to identify, hire, train and motivate qualified personnel. We and they face intense competition for qualified individuals. We may not be able to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract and retain qualified personnel could impair our ability to implement our business plan.

We may be adversely affected by actions of our competitors.

The market in the oil and gas recovery industry is highly competitive. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition from owners of oil wells as well as large oil and gas companies Our ability to compete effectively depends in part on market acceptance of our technology, the environmental impact of our technology and our ability to service our customers in a timely manner. There can be no assurance that we will be able to compete effectively or that we will respond appropriately to industry trends or to activities of competitors.

We intend to expend a significant amount of time and resources to develop additional down-hole tools and products related to our technology, and if the technology does not achieve commercial acceptance, ours operating results may suffer.

We expect to spend a significant amount of time and resources to develop additional down-hole tools and enhancements to our current down-hole tool. In light of the long product development cycles, any developmental expenditure will be made well in advance of the prospect of deriving revenues from the use of the technology. The Company’s ability to commercially introduce and successfully market its technology will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. If the Company does not achieve market acceptance of its technology, the Company’s operating results will suffer. The Company’s technology may also be priced higher than alternative competitive technologies, which may impair commercial acceptance. The Company cannot predict whether its technology will achieve commercial acceptance.

Most of the Company’s potential customers are owners of oil wells and are subject to risks faced by those industries.

We expect to derive a significant portion of our future revenues from the implementation of the Plasma Pulse Technology. As a result, we will be subject to risks and uncertainties that affect the oil industry, such as availability of capital, weather and environmental issues, government regulation, and the uncertainty resulting from technological change.

The Company may need to depend on credit terms and lines of credit from lenders and may not generate sufficient revenue to be able to pay existing debt obligations when they come due.

As of March 31, 2014, the Company had notes outstanding in the aggregate principal amount of $767,525, of which $270,650 are either due on demand or by December 18, 2014. Each loan bears interest at rates ranging from 6%to 12% per annum. To date, the Company has not generated enough revenue to pay the amounts outstanding under these loans.

We have no independent audit committee. Our full Board of Directors functions as our audit committee and is composed of five directors, three of whom are considered independent. This may hinder our Board of Directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no separate audit committee. Our full Board of Directors functions as our audit committee and is comprised of five directors, three of whom are considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Our Board of Directors, which consists of five directors, acts as our compensation committee, which presents the risk that compensation and benefits paid to these executive officers who are board members and other officers may not be commensurate with our financial performance.

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

There currently is not an active public market for our Common Stock and there can be no assurance that a regular trading market for our Common Stock will ever develop or that, if developed, it will be sustained.  Therefore, purchasers of our Common Stock should have long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities. We cannot predict the extent to which a trading market will develop or how liquid a market might become.

There may be future dilution of our Common Stock.

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders. In addition, holders of our convertible preferred A-1 shares have the right to convert their shares into 38,875,000 common shares; the holders of the convertible series B shares have the right to convert their shares into 7,500,000 common shares, holders of our long-term convertible notes have the right to convert their notes into 19,443,750 common shares; and holders of our short-term convertible notes have the option to convert into common shares at variable prices at discounts ranging from 50% to 65% of average trading prices immediately prior to conversion, which will result in substantial dilution to our stockholders.

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

We have never paid dividends and have no plans to pay dividends in the future.

Holders of shares of our Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of our preferred or Common Stock and we do not expect to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our Preferred or Common Stock may have will be in the form of appreciation, if any, in the market value of their shares of Common Stock.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 10 million shares of Preferred Stock, par value $.001 per share. The Preferred Stock may be issued in one or more series, the terms of which may be determined by the Board of Directors at the time of issuance without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. Any Preferred Stock that is issued may rank ahead of our Common Stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our Common Stock.  In the event of such an issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company.  Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could require substantial premium over the then current market price per share. We currently have 3,887,500 Series A-1 Preferred shares outstanding and have recently designated a further 500,000 preferred shares as Series B Convertible Preferred Shares and have issued 75,000 of these Series B Preferred Shares to investors for net proceeds of $750,000.

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

Our website is www.propell.com. It provides a link to the SEC’s website at www.sec.gov that provides, free of charge, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports and forms.  We will voluntarily provide electronic or paper copies of our filings free of charge upon request. Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We currently lease offices in Houston, Texas.  Our office is in Houston and consists of approximately 2,300 square feet for which we pay $2,200 per month.  Our landlord, also one of our shareholders, currently provides the space on a rent deferred basis. We believe if we lost our lease at these premises, we could promptly relocate within 30 days.

We sub-leases approximately 748 square feet of loft space in Houston, Texas from a related party for a one year lease which started January 24, 2013 and expires September 30, 2014 for $1,675 per month.

Item 3.   Legal Proceedings.

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4. Mine Safety Disclosure

Not Applicable

PART II

 Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 Price Range of Common Stock

 Our common stock trades on the OTC Bulletin board since April 23, 2010 under the symbol PROP.  Prior to that date, there was no active market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated.

	High	Low
Fiscal Year 2013
First Quarter	$1.05	0.300
Second Quarter	$1.12	0.41
Third Quarter	$0.73	0.26
Fourth Quarter	$0.57	0.18

Fiscal Year 2012
First Quarter	$2.25	$.70
Second Quarter	$.825	$.15
Third Quarter	$1.25	$.10
Fourth Quarter	$.71	$.36

The last reported sale price of our common stock on the OTC Bulletin board on March 28, 2014, was $0.27 per share. As of March 30, 2014, there were approximately 110 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

During the first fiscal quarter, the following securities were issued:

i.	On February 1, 2013 we issued an aggregate of 25,000,000 shares of our Common Stock to 17 note holders upon conversion of an aggregate of $500,000 principal amount of notes held by such note Holders. The exchange of the common shares for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933.

ii.	We issued 600,000 shares of Common Stock to individuals as compensation for consulting services rendered;

iii.	An additional 6,875,000 shares of Common Stock were issued upon the conversion of 687,500 Series A-1 Convertible Preferred shares. These conversions were done on a ten for one basis. The exchange of the common shares for preferred shares is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933.

iv.	In March 2013, we granted to our directors options (that are covered by our Stock Option Plan) to purchase 55,386 shares of our common stock with an exercise price equal to $0.65 per share. Vesting was immediate.

During the second fiscal quarter, the following securities were issued:

i.

We issued an aggregate of 487,500 shares of our Common Stock to one note holder upon conversion of an aggregate of $9,750 principal amount of notes held by such note holder, at a conversion price of $0.02 per share. The exchange of the common shares for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933.

ii.	In June 2013, we granted to our directors options (that are covered by our Stock Option Plan) to purchase 57,144 shares of our common stock with an exercise price equal to $0.63 per share. Vesting was immediate.

During the third fiscal quarter, the following securities were issued:

i.	We issued 4,250,000 shares of our common stock upon conversion of 425,000 Series A-1 Convertible Preferred shares. These conversions were done on a ten for one basis. The exchange of the common shares for preferred shares is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933.

ii.	We issued convertible notes in the principal amount of $337,948, including original issue discounts, fees and capitalized interest thereon for net proceeds of $299,500. These notes are convertible into common stock at any time, at the holder’s option, in whole or in part, at conversion prices ranging from 58% to 65% of the lowest trading prices in periods ranging from 10 to 25 days prior to conversion. The proceeds of which were used for working capital purposes.

iii.	We issued 12,500 shares of common stock to a note holder as compensation for a call option granted to that note holder whereby further funding of $100,000 would be provided to us in the form of back-end notes.

iv.

We issued an aggregate of 487,500 shares of our Common Stock to one note holder upon conversion of an aggregate of $9,750 principal amount of notes held by such note holder, at a conversion price of $0.02 per share. The exchange of the common shares for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933.

v.	We issued 200,000 shares of Common Stock to an individual as compensation for consulting services rendered;

vi.	In September 2013, we granted to our directors options (that are covered by the Company’s Stock Option Plan) to purchase 285,150 shares of our common stock with an exercise price equal to $0.63 per share. Vesting is equally over a twelve month period.

During the fourth fiscal quarter, the following securities were issued:

i.

We issued an aggregate of 55,076,910 shares of its Common Stock to eleven note holders upon conversion of an aggregate of $1,091,375 principal amount of notes, together with interest thereon of $10,163, held by such note holders, at a conversion price of $0.02 per share. The exchange of the Shares for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933.

ii.

We issued an aggregate of 9,717,223 shares of our Common Stock to note holders of Novas, our wholly owned subsidiary, in terms of assignment agreements and conversion of an aggregate principal amount of $911,500 together with interest thereon of $60,222, held by such note holders at a conversion price of $0.10 per share.

iii.	We entered into Securities Purchase Agreements with two individuals, pursuant to which the individuals agreed to purchase and we agreed to sell 375,000 units consisting of one share issued at a market price of $0.20 and one five year warrant to acquire a share at an exercise price of $0.30 per share for a net consideration of $75,000, the proceeds of which were used for working capital purposes..

iv.

On October 31, 2013, we entered into a Securities Purchase Agreement, with Seaside 88, L.P. (“Seaside”), and we sold to Seaside an aggregate of 245,710 shares of common stock for gross proceeds to us of $46,930.61, the proceeds of which were used for working capital purposes.

v.	We issued convertible notes in the principal amount of $340,330, including original issue discounts, fees and capitalized interest thereon, for net proceeds of $265,000. These notes are convertible into common stock at any time, at the holder’s option, in whole or in part, at conversion prices ranging from 58% to 65% of the lowest trading prices in periods ranging from 10 to 25 days prior to conversion, the proceeds of which were used for working capital purposes.

Subsequent to year-end, we issued the following securities:

i.	We exercised our call right on the Gel Properties “back end” notes issued on July 30, 2013, each note having a face value of $50,000 (the “Convertible Notes”) in exchange for two $50,000 “back end” notes (the “Back End Notes”), for net proceeds of $95,000, which was used for working capital purposes.

Subsequent to year end, on March 27, 2014, we entered into a Securities Purchase Agreement with an individual, pursuant to which the individual agreed to purchase and we agreed to sell 75,000 Series B Shares at an issue price of $10 per share for net proceeds of $750,000. Of the total proceeds of $750,000, $550,000 was received on deposit, prior to the issuance of the Series B Preferred shares.

On January 7 and 21, February 10 and 27 and March 26, 2014, funds of $125,000, borrowed from JMJ Financial under an unsecured promissory note for $275,000, including interest, original issue discount and fees, amounting to a total of $162,400 was converted into a total of 1,766,957 shares of our common stock. The exchange of the Shares for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933.

On January 22, 2014, we entered into a consultancy agreement with a consultant whereby the consultant agreed to provide us business consulting services for a period of one year. The consultant will be issued 500,000 shares of our Common Stock as the total compensation due under this consulting agreement.

On March 12 and 17, 2014, funds of $50,000 borrowed from Vista Capital under an unsecured promissory note for $250,000, including interest, original issue discount and fees, amounting to a total of $61,600, was converted into 720,690 shares of our common stock. The exchange of the Shares for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a) (2) of the Securities Act (or Regulation D promulgated there under), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Securities Authorized For Issuance under Equity Compensation Plans

PROPELL CORPORATION 2008 STOCK OPTION PLAN

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 2,100,000 shares of the Company’s Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows the Company to grant options to employees, officers and directors of the Company and its subsidiaries; provided that only employees of the Company and its subsidiaries may receive incentive stock options under the Plan. The Company has granted a total of 452,960 options as of March 30, 2014 under the Plan. In addition, the Company has granted options exercisable for 11,000,000 shares of Common Stock that were not issued pursuant to the Plan.  Set forth below is detail with respect to issuances under the Plan.

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	452,960	$1.57	1,647,040

Item 6.   Selected Financial Data

This item is omitted as not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Overview and Financial Condition

Our Company

We are a Delaware corporation with principal offices located at 1701 Commerce Street, Houston, Texas 77002. We are engaged in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil in the United States.  We began introducing the technology in the United States on a limited basis in March 2013. Prior to this, all of our revenue had been derived from our e-commerce and other lines of business, which we have recently discontinued, effective December 31, 2013, to enable us to focus all of our attention to our oil recovery business.

Since February 4, 2013, following the closing of the Share Exchange Agreement with the shareholders of Novas, under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our Common Stock, our primary focus has shifted to the further development of our licensed oil recovery technology. The oil recovery technology held by Novas is based on an exclusive, perpetual royalty-bearing license to engage in the commercial application of the Technology entered into on January 30, 2013, with the Licensor which granted Novas the right to practice, develop, use, market and commercialize the proprietary process of the Licensor which consists of a specially designed apparatus and certain proprietary technology, methods and processes that may be applied to enhance the production of hydrocarbon deposits using metallic plasma-generated, directed, non-linear, wide-band and elastic oscillations at resonance frequencies.  The license agreement provides Novas with the right to practice the licensed process and to utilize the Technology to provide services to third parties and for ourselves as well, and to sublicense the technology in the United States. In March 2014, the license was amended to, among other things, increase the territory in which Novas can practice the licensed process and utilize the Technology to Mexico. Although new to the United States, the process has been successfully utilized outside of the United States for several years. The Licensor has filed for patent protection of the Technology in the United States.  The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.

Since March 19, 2013, we have used the Technology to treat twenty seven oil wells located in five states; Louisiana, Oklahoma, Kansas, Texas and Wyoming. The Technology has been shown to increase oil production in the vast majority of the wells that we have treated. The initial results of this treatment have been very encouraging, however the results on the wells treated may not be indicative of the results of treatment on additional wells. As such, we are continuing to monitor closely the longer-term results while, based upon the prior success from the use of “Plasma-Pulse Technology” outside of the United States, we expect the positive data from the treated wells in the United States to continue. We currently have four tools that we use to perform the treatments. Our current technology and tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We are currently in the process of developing a tool to treat 4 ½-inch cased wells.  We anticipate the smaller diameter tool to be available in the second quarter of 2014.

In August 2013, we signed one Oil Services Revenue Sharing Agreement to treat up to ten wells in Creek County Oklahoma and thus far have treated four wells under the agreement, which four wells are included in the twenty seven oil wells mentioned above. The agreement provides that Novas pays for all expenses related to the treatment and is reimbursed for such expenses from the initial funds received from the increase in production until Novas’ expenses are paid in full and then Novas will receive 49% of the increased oil production revenue for a twelve month period after treatment of the wells. We received revenue from these treated wells in the fourth quarter of 2013. We have also agreed to treat four wells in Oklahoma for a service fee of which we have completed three of those treatments and have been paid on two of them.

We expect to continue to offer our services to independent oil wells based on our joint venture model in which we receive a percentage of the revenue that our customers derive from the additional production resulting from the use of our technology. We may also offer our services on a fee based model and charge a service fee for use of the technology as opposed to a percentage of revenue. In addition, we may acquire wells and use the technology on our acquired wells to increase their production. Our anticipated customers are the owners of independent oil wells.

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

To date we have financed our operations, from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. Novas has financed its operations from loans it has received. We have incurred an accumulated deficit of $5,393,672 through December 31, 2013 and there can be no assurance that we will be able to achieve profitability.

Our fiscal year end is December 31.

History

Propell Technologies Group, Inc. (f/k/a Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, we acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of our Common Stock to the members of Mountain Capital, LLC and a total of 2,721 shares of our Common Stock to the members of AUL (the shares referenced above are in pre-split amounts, that is prior to our 50-to-1 reverse split in August 2012). In 2010 AUL and AMS were dissolved.  In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated and effective December 31, 2014, we disposed of our interest in CMI for nominal consideration.  On July 6, 2012, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 5,000,000 shares as Series A-1 Convertible Preferred Stock.  On August 17, 2012, we filed an amendment to our Certificate of Incorporation, which increased the number of shares of our authorized Common Stock to 500,000,000 shares, effectuated a 50:1 reverse split of the number of shares of our outstanding Common Stock and changed our name to Propell Technologies Group, Inc. On February 4, 2013, we acquired all of the outstanding shares of Novas and Novas became our wholly owned subsidiary. Effective December 31, 2013, we discontinued our e-commerce line of business. On March 14, 2014, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 500,000 shares as Series B Convertible Preferred Stock

During the year ended December 31, 2013, we have raised $1,599,500 through various short-term and long-term notes issued to third parties:

•	We raised $500,000 through the issuance of long-term notes consisting of funds advanced by Anuta Limited to Novas Energy USA, Inc. (“Novas”), our wholly owned subsidiary. This note bears interest at 8% per annum and matures on February 1, 2016.

•	We raised an additional $105,000 from JAZ-CEH Holdings, LLC through the issuance of long term notes advanced to Novas. The note bears interest at 7.5% per annum and matures on October 31, 2015.

•	We raised $994,500 through the issuance of short-term notes with a principal balance outstanding of $1,114,290 including debt issue discounts, fees and capitalized interest thereon, Notes with a principal value of $702,790 have conversion options into common stock, and the remaining $411,500 was raised by Novas.

The $702,790 convertible notes were issued to various parties in amounts ranging from $20,000 to $155,650. These notes are convertible into common stock at the option of the holder at prices ranging from 50% to 65% of closing prices ranging from 3 to 25 trading days prior to conversion, Notes with a face value of $65,000 have a floor conversion price of $0.05 and notes with a face value of $346,640 have a capped conversion price of $0.65 per share, whilst notes with a face value of $61,600 have a capped conversion price of $0.33 per share. The notes bear interest at rates ranging from 6% to 12%, with some interest earned on a periodic basis with other notes earning interest as a once off interest charge after 90 days.

The following notes were converted into equity during the current year:

•	Notes Payable

In terms of assignment agreements entered into between us, Novas and the note holders, notes originally recorded as owing by Novas were assigned to us and were made convertible into our common shares at a conversion price of $0.10 per share. Notes payable amounting to $911,500, including accrued interest thereon of $60,222 were converted into 9,717,223 shares of our common stock at a conversion price of $0.10 per share, effective December 31, 2013. This was done primarily to improve our balance sheet.

•	Long-term notes payable

During the year, prior to December 31, 2013, holders of long-term notes payable converted $29,750 of the principal balance outstanding into 1,487,500 of our common shares at a conversion price of $0.02 per share.

Effective December 31, 2013, holders of long-term notes payable converted $1,081,375 of the principal, including accrued interest thereon of $10,163 into 54,576,910 of our common shares at a conversion price of $0.02 per share. This was done primarily to improve our balance sheet.

On October 31, 2013, we entered into the Securities Purchase Agreement with Seaside, pursuant to which Seaside has agreed to purchase and we have agreed to sell to Seaside up to an aggregate of 10,000,000 shares of common stock. On November 5, 2013, we held the first closing under the Securities Purchase Agreement and we sold to Seaside an aggregate of 245,710 shares of common stock, $.001 par value per share (which represented 10% of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing), for gross proceeds to us of $46,931. This agreement was terminated on December 9, 2013 and no further shares were sold to Seaside 88, L.P.

Subsequent to year end, we raised the following funding:

•	On January 16, 2014, we raised net proceeds of $95,000 by exercising our call right on the Gel Properties “back end” notes issued on July 30, 2013, each note having a face value of $50,000 (the “Convertible Notes”) in exchange for two $50,000 “back end” notes (the “Back End Notes”). The Back End Notes are due and payable on June 1, 2014 and August 1, 2014 respectively. The Convertible Notes are convertible into shares of our common stock and each bear interest at the rate of 6% per annum, which interest is payable in common stock. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, is 65% of the lowest closing price for any five trading days prior to conversion or payment of interest.

•	Subsequent to year end, on March 27, 2014, we entered into a Securities Purchase Agreement with an individual, pursuant to which the individual agreed to purchase and we agreed to sell 75,000 shares of our newly created Series B Preferred Stock at an issue price of $10 per share for net proceeds of $750,000. Of the total proceeds of $750,000, $550,000 was received on deposit, prior to the issuance of the Series B Preferred shares.

The proceeds were primarily used to retire notes with a face value of $358,908 together with interest and early settlement penalties thereon, for a net amount of $466,317.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2013 and December 31, 2012, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the year ended December 31, 2013 and December 31, 2012

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. As a result of the fact that the inception date of Novas is June 19, 2012 Novas had no activity in the period ending December 31, 2012 other than $925 of general and administrative expenses. As such, we have no material financial data to present for the period ended December 31, 2012 for comparison against the year ended December 31, 2013.

Net revenues

Net revenues were $94,362 for the year ended December 31, 2013. Net Revenue is broken down into revenue from our oil recovery business of $68,077 and revenue generated from our e-commerce shops of $26,285. Revenue from our oil recovery business represents flat fees charged to customers for initial well treatments and cost recovery of expenses incurred to treat wells. The revenue from our e-commerce business remained low due to low sales volume due to the lack of adequate working capital. The e-commerce business was sold effective December 31, 2013.

Cost of goods sold

Cost of goods sold was $357,860 for the year ended December 31, 2013. Cost of sales from our oil recovery business amounted to $336,018; this included up-front costs incurred in the treatment of wells, engineering costs and equipment rental necessary to conduct our oil recovery business. These amounts were expensed as we are uncertain as to the amount of revenue we will generate from the wells we have treated. Cost of sales from our e-commerce business amounted to $21,842 and consisted primarily of purchase from outside vendors to fulfill our e-commerce orders. The e-commerce business was sold effective December 31, 2013.

Gross profit

Gross loss of $263,498 for the year ended December 31, 2013 consisted of a gross loss from our oil recovery business of $267,941, offset by a gross profit of $4,443 from our e-commerce business. The gross loss on the oil recovery business is primarily due to the up-front costs incurred on wells prior to the generation of revenue. The gross margin earned on our e-commerce business was 16.9%, which is in line with expectations due to the lack of working capital and consequently the lack of focus on this line of business. The e-commerce business was sold effective December 31, 2013.

Total expenses

Total expenses of $3,230,339 consisted primarily of the following:

•	Stock based compensation expense of $1,657,273, made up primarily of the charge of $1,657,273 on non-plan options issued to officers of the Company;
•	Business development expenditure of $535,175, business development expenditure was incurred whilst conducting the reverse merger with Propell Corporation;

•	Consulting fees of $353,673 consist primarily of management services provided by our CEO prior to his appointment as CEO, financial assistance services provided by third party contractors and general management services provided by third parties;
•	General and administrative expenses of $346,573 consisted primarily of travel costs of $112,667, salaries of $48,034, rental expenses of $40,867, research and development expenditure of $38,145, Investor relations expenses of $37,918, insurance expenses of $26,158 and directors fees of $26,000; and
•	Professional fees of $224,801, which consist primarily of legal fees of $142,501 incurred primarily on general corporate matters and financings, and $79,063 for accounting services provided to the Company.

Other income

Other income consists primarily of a gain of $44,125 realized on the release of an accrual for unpaid payroll liabilities which is not due and is longer required.

Profit on disposal of investments and assets

The profit on the disposal of the investment and assets is made up of the following:

•	A profit of $34,421 resulting from the de-consolidation of Mountain Capital, LLC which was wound up several years ago;

•	The disposal of the entire shareholding in Crystal Magic, Inc to a third party for $1. This resulted in a gain of $1,186,686 consisting primarily of liabilities which are no longer reflected on the balance sheet of the Company; and

•	Profit realized on the disposal of Propell Shops, an operating division within the Company, consisting primarily of the disposal of the intellectual Property, the trademarks and trade names and the website domain names of Propell Shops, less accrued liabilities of $4,586, for a consideration of $nil plus 10% of the net profit of Propell Shops, up to a maximum of $100,000, earned over the three years ended December 31, 2014, 2015 and 2016, respectively. The likelihood of receiving any significant further proceeds is considered remote and no provision has been made for any future profit on disposal.

Amortization of debt discount

Amortization of debt discount of $1,178,495 represents the annual amortization of debt discount raised on convertible notes of $311,152 and the accelerated amortization of debt discount amounting to $867,343 on notes payable which were converted into common stock during the year. The debt discount is amortized over a five year period, the term of the convertible notes, any conversion of these notes or redemption of these notes results in an immediate amortization of the remaining debt discount associated with the note concerned.

Change in fair value of derivatives

Certain of the short-term notes with a face value of $678,278 issued during the year have variable priced conversion options, gave rise to a derivative liability of $201,382 on inception of these notes. This liability was reassessed at December 31, 2013, further increasing the liability by $36,417, amounting to a total liability of $237,799.

Interest expense

Interest expense of $176,099 includes interest on both long-term and short-term notes as well as the amortization of Original Issue Discounts and related fees on various short-term notes issued by the Company.

Net loss

The Company incurred a net loss of $3,816,851 for the year ended December 31, 2013 which consists primarily of the various revenue and expense categories discussed above.

Results of Operations Cumulative from Inception at June 19, 2012 to December 31, 2012

As a result of reverse merger accounting following the share exchange transaction with Novas, our results prior to the date of the merger reflect the results of Novas as the deemed acquirer. As a result of the fact that the inception date of Novas is June 19, 2012 Novas had no activity in the period ended December 31, 2012 other than $925 of general and administrative expenses. As such, we have no material financial data to present for the period ended December 31, 2012 for comparison against the same period ended December 31, 2013.

The results from inception are fully discussed under the results of operations for the year ended December 31, 2013.

Prior to the year ended December 31, 2013, we incurred administrative expenses of $925 on company formation.

Liquidity and Capital Resources.

We license the “Plasma-Pulse Technology” from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license we entered into in January 2013, which was amended on March, 2014. The amended license agreement provides us with the exclusive right to develop, use, market and commercialize the Technology for ourselves and/or third parties, sublicense and provide services to third parties related to the Technology in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology.  The license is limited to the United States and Mexico.  It also provides that we will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico.   Revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. All royalty payments made by us as well as sublicensing revenue paid by us to Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. We are obligated to pay a license fee of $150,000 on or prior to June 30, 2014 and an additional $200,000 on or prior to June 30, 2015 for the additional rights under the amended license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and we are responsible for costs of obtaining marketing approvals.   Licensor has the right to terminate the license agreement upon our breach or default.  If Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2014	$150,000
2015	700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
$3,850,000

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $5,393,672 through December 31, 2013 and incurred negative cash flow from operations since we started our business of $1,582,784. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. As of December 31, 2013 we had notes, in the principal amount outstanding of $1,250,433. Subsequent to year end until March 31, 2013, we had converted notes in the principal amount of $224,000 into equity and had repaid notes in the principal amount of $358,908, offset by additional notes raised in the principal amount of $100,000. The Company does not currently have the resources to repay these loans as they become due. The Notes outstanding include convertible notes outstanding in the principal amount of $659,525. The convertible Notes are convertible into common stock at varying discounts to closing trading prices prior to conversion (see notes 8 and 10 to the Notes to Financial Statements).

Notes payable consisted of the following as of December 31, 2013 and March 31, 2014:

Description		Maturity	Principal outstanding at December 31, 2013	Converted to March 31, 2014	Raised/ (Repaid) to March 31, 2014	Principal outstanding at March 31, 2014

Non-Convertible notes

Short-term
Owl Holdings	-	On demand	$3,000	$-	$-	$3,000

Long-term
JAZ-CEH Holdings, LLC	7.5%	October 31,2015	105,000	-	-	105,000

Convertible notes

Short-term
Dart Union	6%	On demand	$20,000	-	-	20,000
Dart Union	6%	On demand	25,000	-	-	25,000
Dart Union	6%	January 7, 2014	20,000	-	-	20,000

JMJ Financial	12%	July 1, 2014	97,440	(97,440)	-	-
JMJ Financial		September 25, 2014	64,960	(64,960)	-	-
JMJ Financial	12%	December 8, 2014	64,960	-	(64,960)	-

Asher Enterprises	8%	May 1, 2014	53,000	-	(53,000)	-
Asher Enterprises	8%	June 6, 2014	42,500	-	(42,500)	-
Asher Enterprises	8%	July 7, 2014	32,500	-	(32,500)	-

Gel Properties	6%	August 1, 2014	52,500	-	(52,500)	-
Gel Properties (1)	6%	August 1, 2014	-	-	50,000	50,000

Vista Capital Investments	12%	September 4, 2014	30,800	(30,800)	-	-
Vista Capital Investments	12%	December 18, 2014	30,800	(30,800)	-	-

LG Capital Funding, LLC	12%	June 20, 2014	63,448	-	(63,448)	-

Tonaquint, Inc.	10%	October 11, 2014	155,650	-	-	155,650

Long -Term	6%
Various principals	6%	November 19, 2017	388,875	-	-	388,875

Total			$1,250,433	$(224,000)	$(258,908)	$767,525

(1)	A total principal amount of $100,000 was raised under two Gel Properties “back end” notes, of which one note with a principal amount of $50,000 was repaid on March 11, 2014.

Subsequent to year end, on January 16, 2014, the Company raised net proceeds of $95,000 by exercising its call right on the Gel Properties “back end” notes issued on July 30, 2013, each note having a face value of $50,000 (the “Convertible Notes”) in exchange for two $50,000 “back end” notes (the “Back End Notes”). The Back End Notes are due and payable on June 1, 2014 and August 1, 2014 respectively. The Convertible Notes are convertible into common stock of the Company and each bear interest at the rate of 6% per annum, which interest is payable in common stock. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, is 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. On March 11, 2014, one of these $50,000 notes together with interest thereon and early settlement penalty was repaid for a net amount of $62,950.

Subsequent to year end, on March 27, 2014, we entered into a Securities Purchase Agreement with an individual, pursuant to which the individual agreed to purchase and we agreed to sell 75,000 Series B Shares at an issue price of $10 per share for net proceeds of $750,000.

The proceeds were primarily used to retire short-term convertible notes with a face value of $358,908 together with interest and early settlement penalties thereon, for a net amount of $466,317.

Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next year. Our ability to continue to fulfill customer orders and expand our business is dependent upon us raising additional funding in the near term. We continue to develop our oil recovery business and expect revenues to start improving as the technology gains acceptance. We disposed of our e-commerce business effective December 31, 2013, the disposal of this business is expected to have a positive impact on our results and will enable management to focus fully on the oil recovery business.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2013

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recent Accounting Pronouncements” section of Note2, “Accounting policies and estimates,” in the Notes to Financial Statements.

Item 8.  Financial statements and Supplementary data

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

Report of the Independent, Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-2

Consolidated Statements of Operations for the year ended December 31, 2013, the period June 19, 2012 (inception) to December 31, 2012 and cumulative from inception (June 19, 2012 to December 31, 2013)	F-3

Consolidated Statements of Changes in Stockholders’ Deficit as of June 19, 2012 (inception) to December 31, 2013	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2013, the period June 19, 2012 (inception) to December 31, 2012 and cumulative from inception (June 19, 2012 to December 31, 2013)	F-5

Notes to the Consolidated Financial Statements	F-6 to F-27

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Propell Technologies Group Inc. (A development stage enterprise)

We have audited the accompanying consolidated balance sheets of Propell Technologies Group, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2013, the period June 19, 2012 (Inception) to December 31, 2012 and for the period June 19, 2012 (Inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, the period June 19, 2012 (Inception) to December 31, 2012 and for the period June 19, 2012 (Inception) to December 31, 2013, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Propell Technologies Group, Inc., will continue as a going concern.  As more fully described in Note 3 to the consolidated financial statements, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations; these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Liggett, Vogt & Webb, P.A.

Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, New York

March 31, 2014

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(A Development Stage Enterprise)

	December 31, 2013	December 31, 2012

Assets

Current Assets
Cash	$28,423	$70
Accounts receivable	-	-
Prepaid expenses	17,104	-
Total Current Assets	45,527	70

Non-Current assets
Plant and Equipment, net	122,381	-
Deposits	2,200	-
Total non-current assets	124,581	-
Total Assets	$170,108	$70

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$186,576	$-
Accrued liabilities	60,093	100
Notes payable	3,000	-
Convertible notes payable, net	668,887	-
Derivative financial liabilities	237,799	-
Total Current Liabilities	1,156,355	100

Long Term Liabilities
Notes Payable	106,532	-
Convertible notes payable, net	181,519	-
Total Long Term Liabilities	288,051	-
Total Liabilities	1,444,406	100

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 5,000,000 shares undesignated and unissued.	-	-
Series A-1 Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated, 3,887,500 and 0 shares issued and outstanding, respectively. (liquidation preference $311,000 and $0, respectively)	3,888	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 205,297,714 and 100,000,000 shares issued and outstanding, respectively	205,298	100,000
Additional paid-in capital	3,910,188	-
Accumulated deficit	(5,393,672)	(100,030)
Total Stockholders' Deficit	(1,274,298)	(30)

Total Liabilities and Stockholders' Deficit	$170,108	$70

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

	Year ended, December 31, 2013	June 19, 2012 (inception) to December 31, 2012	Cumulative from inception (June 19, 2012 to December 31, 2013)

Net Revenues	$94,362	$-	$94,362

Cost of Goods Sold	357,860	-	357,860

Gross Loss	(263,498)	-	(263,498)

Research & development	38,145	-	38,145
Equity based compensation	1,657,273	-	1,657,273
Sales and Marketing	45,476	-	45,476
Professional Fees	224,801	-	224,801
Business development	535,175	-	535,175
Consulting fees	353,673	-	353,673
General and administrative	346,573	925	347,498
Depreciation and amortization	29,223	-	29,223
Total Expense	3,230,339	925	3,231,264
Loss from Operations	(3,493,837)	(925)	(3,494,762)

Other Income	49,287	-	49,287
Profit on disposal of investments and assets	1,225,592	-	1,225,592
Amortization of debt discount	(1,178,495)	-	(1,178,495)
Call option expense	(5,500)	-	(5,500)
Change in fair value of derivative liabilities	(237,799)	-	(237,799)
Interest Expense	(176,099)	-	(176,099)
	(323,014)		(323,014)
Loss before Provision for Income Taxes	(3,816,851)	(925)	(3,817,776)

Provision for Income Taxes	-	-	-

Net Loss	$(3,816,851)	$(925)	(3,817,776)

Net Loss Per Share – Basic and Diluted	$(0.03)	$(0.00)

Weighted Average Number of Shares Outstanding – Basic and Diluted	116,849,416	100,000,000

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(A Development Stage Enterprise)

FOR THE PERIOD JUNE 19, 2012 (INCEPTION) TO DECEMBER 31, 2013

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, Inception June 19, 2012	-	$-	-	$-	$-	$-	$-

Stock Issued ($0.001 per share)	-	-	100,000,000	100,000	-	-	100,000
						-
Contributed Capital	-	-	-	-	895	-	895

Dividends	-	-	-	-	(895)	(99,105)	(100,000)

Net loss for year ended December 31, 2012	-	-	-	-	-	(925)	(925)
Balance as of December 31, 2012	-	-	100,000,000	100,000	-	(100,030)	(30)

Contributed Capital	-	-	-	-	37,301	-	37,301

Recapitalization as a result of the reverse merger on February 4, 2013 with Novas Energy	5,000,000	5,000	27,357,871	27,358	-	(1,476,791)	(1,444,433)

Equity based compensation	-	-	-	-	1,657,273	-	1,657,273

Conversion of preferred stock	(1,112,500)	(1,112)	11,125,000	11,125	(10,013)	-	-

Conversion of notes to common stock	-	-	65,781,633	65,782	2,027,229	-	2,093,011

Issuance of shares for services	-	-	400,000	400	71,600		72,000

Issuance of shares for call option	-	-	12,500	12	5,488	-	5,500

Issuance of common stock	-	-	620,710	621	121,310	-	121,931

Net loss for year ended December 31, 2013	-	-	-	-	-	(3,816,851)	(3,816,851)
Balance as of December 31, 2013	3,887,500	$3,888	205,297,714	$205,298	$3,910,188	$(5,393,672)	$(1,274,298)

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

	Year ended, December 31, 2013	June 19, 2012 (inception) to December 31, 2012	Cumulative from inception (June 19, 2012 to December 31, 2013)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,816,851)	$(925)	$(3,817,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	28,423	-	28,423
Amortization expense	800	-	800
Amortization of debt discount	1,178,495	-	1,178,495
Equity based compensation charge	1,657,273	-	1,657,273
Stock issued for services rendered	72,000	-	72,000
Stock based call option	5,500	-	5,500
Derivative financial liability	237,799	-	237,799
Gain on disposal of assets and subsidiaries	(1,225,592)	-	(1,225,592)
Changes in Assets and Liabilities
Accounts receivable	32	-	32
Prepaid expenses	(10,040)	-	(10,040)
Accounts payable	134,701	100	134,801
Accrued liabilities	(20,598)	-	(20,598)
Accrued interest	176,099	-	176,099
Cash Used in Operating Activities	(1,581,959)	(825)	(1,582,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of assets and subsidiaries	1	-	1
Purchase of property and equipment	(111,120)	-	(111,120)
NET CASH USED IN INVESTING ACTIVITIES	(111,119)	-	(111,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	-	895	895
Proceeds on issuance of shares	121,931	-	121,931
Proceeds from notes payable and advances	1,599,500	-	1,599,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,721,431	895	1,722,326

NET INCREASE IN CASH	28,353	70	28,423
CASH AT BEGINNING OF PERIOD	70	-	-
CASH AT END OF PERIOD	$28,423	$70	$28,423

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$1579	$-	$1,579
Cash paid for interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in reverse merger	$2,658	$-	$2,658
Liabilities acquired in reverse merger	$1,447,091	$-	$1,447,091
Contributed assets	$37,301	$-	$37,301
Conversion of debt to equity	$2,093,011	$-	$2,093,011

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

Propell Technologies Group, Inc. (formerly known as Propell Corporation) (the “Company”), is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and the Company issued an aggregate of 180,000 shares to the former shareholders of CMI. On May 6, 2008, the Company acquired both Mountain Capital, LLC (doing business as Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (doing business as Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,897 shares of the Company’s common stock to the members of Mountain Capital, LLC and a total of 2,722 shares of the Company’s common stock to the members of AUL. In 2010 AUL and AMS were dissolved and the operations of CMI were discontinued. On February 4, 2013, the Company entered into a Share Exchange Agreement with Novas Energy (USA), Inc. (“Novas”) whereby the Company exchanged 100,000,000 shares of its common stock for 100,000,000 shares of common stock in Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of the Company. As a result of the share exchange the shareholders of Novas obtained the majority of the outstanding shares of the Company. As such, the exchange is accounted for as a reverse merger or recapitalization of the Company and Novas was considered the acquirer for accounting purposes. The Company previously operated an on-demand e-commerce line of business which was disposed of effective December 31, 2013 to allow the Company to focus on its oil recovery technology business.

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

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Any new accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Reporting by Segment

No segmental information is presented as the Company has disposed of its historical virtual trading store business which had minimal revenues. The Company is focusing on developing its Novas Energy Plasma Pulse Technology for the petroleum industry.

Revenues to date are insignificant.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2013 and 2012, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2013 and December 31, 2012, the balance did not exceed the federally insured limit.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2013.

k)	Inventory

The Company had no inventory as of December 31, 2013 or December 31, 2012.

l)	Plant and Equipment

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2013, there have been no interest or penalties incurred on income taxes.

q)	Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation (See Note 15, below).

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

Any common shares issued as a result of the issue of stock options and warrants would come from newly issued common shares from our remaining authorized shares.

r)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net loss.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

3	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $3,816,851 during the year ended December 31, 2013. As of December 31, 2013, the Company had an accumulated deficit of $5,393,672. The Company had a working capital deficiency of $1,110,828, including a non-cash derivative liability of $237,799 as of December 31, 2013. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

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

4	PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Prepaid equipment rental	$1,533	$-
Prepaid insurance	10,848	-
Prepaid professional fees	4,144	-
Other	579	-
	$17,104	$-

For the year ended December 31, 2012, the Company had no prepaid expenses.

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Capital work in progress	$105,000	$-
Furniture and equipment	26,643	-
Field equipment	16,120	-
Computer equipment	3,041	-
Total cost	150,804	-
Less: accumulated depreciation	(28,423)	-
Property and equipment, net	$122,381	$-

Depreciation expense was $28,423 for the year ended December 31, 2013. Depreciation was $0 for the year ended December 31, 2012.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

6	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Payroll liabilities	$55,918	$-
Accrued Royalties	1,758	-
Other	2,417	100
	$60,093	$100

7	NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2013:

Description	Interest Rate	Maturity	December 31, 2013

Short-Term
Owl Holdings	-	-	$3,000
Total Short-Term Notes Payable			3,000

Long-Term
JAZ-CEH Holdings, LLC	7.5%	October 31,2015	105,000
Accrued interest			1,532
Total Long-Term Notes Payable			106,532

Total Notes Payable			$109,532

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

JAZ-CEH Holdings, LLC

In October 2013, Novas Energy USA, Inc, entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bears interest at 7.5% per annum and matures on October 31, 2015.

Notes payable to Pansies Limited

In terms of assignment agreements entered into, the following notes payable advanced to Novas Energy USA, Inc. by Pansies Limited, including accrued interest thereon of $22,074, were assigned to Strategic IR and then converted to 4,035,744 common shares of the Company at a conversion price of $0.10 per share, effective December 31, 2013:

Description	Interest Rate	Maturity	Amount

Short-Term
Pansies Limited	8%	March 5, 2014	$66,000
Pansies Limited	8%	March 22, 2014	56,000
Pansies Limited	8%	April 5, 2014	109,500
Pansies Limited	8%	May 7, 2014	100,000
Pansies Limited	8%	June 10, 2014	50,000
			$381,500

These notes, each had an interest rate of 8% per annum, calculated on a 360 day year with maturity dates as disclosed above. The Pansies Limited notes were funded pursuant to a Credit Agreement that allows for loans to be made to Novas up to an aggregate of $500,000. Each loan under the Credit Agreement was evidenced by a note which matured one year from the date of issuance.

Notes payable to Strategic IR

In terms of assignment agreements entered into, the $30,000 8% note payable, maturing on June 25, 2014, advanced to Novas Energy USA, Inc. by Strategic IR, including accrued interest thereon of $1,236, was converted to 312,361 common shares of the Company at a conversion price of $0.10 per share, effective December 31, 2013.

Notes payable to Anuta Limited

In terms of assignment agreements entered into, the $500,000 8% note payable, maturing on February 1, 2016, advanced to Novas Energy USA, Inc. by Anuta limited, was assigned to a third party, the accrued interest thereon of $36,912, was assigned to Strategic IR and both the note and accrued interest thereon was converted into 5,369,120 common shares of the Company at a conversion price of $0.10 per share, effective December 31, 2013.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

8	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consisted of the following as of December 31, 2013:

Description	Interest Rate	Maturity	December 31, 2013

Dart Union	6%	On demand	$20,000
Dart Union	6%	On demand	25,000
Dart Union	6%	January 7, 2014	20,000
Accrued Interest			4,221
Total Dart Union			69,221

JMJ Financial	12%	July 1, 2014	97,440
JMJ Financial	12%	September 25, 2014	64,960
JMJ Financial	12%	December 8, 2014	64,960
Unamortized debt discount, fees and interest expense			(36,306)
Total JMJ Financial			191,054

Asher Enterprises	8%	May 1, 2014	53,000
Asher Enterprises	8%	June 6, 2014	42,500
Asher Enterprises	8%	July 7, 2014	32,500
Accrued Interest			3,545
Total Asher Enterprises			131,545

Gel Properties	6%	August 1, 2014	52,500
Accrued Interest			1,320
Total Gel Properties			53,820
	`
Vista Capital Investments	12%	September 4, 2014	30,800
Vista Capital Investments	12%	December 18, 2014	30,800
Unamortized debt discount and interest expense			(9,544)
Total Vista Capital Investments			52,056

LG Capital Funding, LLC	12%	June 20, 2014	63,448
Unamortized debt discount and interest expense			(14,269)
Total LG Capital Funding, LLC			49,179

Tonaquint, Inc.	10%	October 11, 2014	155,650
Unamortized debt discount and interest expense			(33,638)
Total Tonaquint, Inc.			122,012

Total Short-Term Notes Payable			$668,887

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

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

8	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

JMJ Financial

On July 1, 2013, the Company borrowed $75,000 from JMJ Financial (“JMJ”) pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $10,440, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $12,000 and were added to the face value of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on July 1, 2014.

On September 26, 2013, the Company borrowed $50,000 from JMJ Financial (“JMJ”) pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $6,960, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $8,000 and were added to the face value of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on September 25, 2014.

On December 9, 2013, the Company borrowed $50,000 from JMJ Financial (“JMJ”) pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $6,960, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $8,000 and were added to the face value of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on December 8, 2014.

JMJ may make further advances under the promissory note up to $275,000 (net $250,000 after an original issue discount of 10% or $25,000). Each note matures one year from the date of advance. The promissory note also requires payment of a closing and due diligence fee equal to 6% of the amount of each advance.

Subsequent to year end, on January 7, 2014, January 21, 2014, February 10, 2014 and February 27, 2014, the funds of $75,000 borrowed on July 1, 2013 under the unsecured promissory note for $275,000, including interest, original issue discount and fees, amounting to $97,440, was converted into 1,045,179 Common shares of the Company at an average issue price of $0.09 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

Subsequent to year end, on March 6, 2014, the funds of $50,000 borrowed on December 9, 2013 under the unsecured promissory note for $275,000, including interest, original issue discount and fees, amounting to a total of $64,960, was repaid for $58,000 before the once-off interest charge of $6,960 came into effect. The Company has no further obligations under this note.

Subsequent to year end, on March 26, 2014, the funds of $50,000 borrowed on September 26, 2013 under the unsecured promissory note for $275,000, including interest, original issue discount and fees, amounting to a total of $64,960, was converted into 721,778 Common shares of the Company at an issue price of $0.09 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

Asher Enterprises

 On July 29, 2013, the Company issued an unsecured convertible note to Asher Enterprises with a face value of $53,000, in exchange for $50,000 cash, net of $3,000 in legal fees. The note is convertible into common stock of the Company and bears interest at the rate of 8% per annum, which interest is payable in cash or common stock, at the election of the holder, and matures on May 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon is 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder may only convert the note following the expiration of 180 days from the date of issuance, July 29, 2013. The holder shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note may be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty ranging from 112% to 135% of the balance outstanding, including interest thereon, dependent upon the age of the note.

On September 4, 2013, the Company issued an unsecured convertible note to Asher Enterprises with a face value of $42,500, in exchange for $40,000 cash, net of $2,500 in legal fees. The note is convertible into common stock of the Company and bears interest at the rate of 8% per annum, which interest is payable in cash or common stock, at the election of the holder, and matures on June 6, 2014. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon is 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder may only convert the note following the expiration of 180 days from the date of issuance, September 4, 2013. The holder shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note may be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty ranging from 112% to 135% of the balance outstanding, including interest thereon, dependent upon the age of the note.

On October 3, 2013, the Company issued an unsecured convertible note to Asher Enterprises with a face value of $32,500, in exchange for $30,000 cash, net of $2,500 in legal fees. The note is convertible into common stock of the Company and bears interest at the rate of 8% per annum, which interest is payable in cash or common stock, at the election of the holder, and matures on July 7, 2014. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon is 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder may only convert the note following the expiration of 180 days from the date of issuance, October 3, 2013. The holder shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note may be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty ranging from 112% to 135% of the balance outstanding, including interest thereon, dependent upon the age of the note.

On February 7, 2014, the unsecured promissory note issued to Asher Enterprises on July 29, 2013 with a face value of $53,000, was repaid for $73,687, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

On February 21, 2014, the unsecured promissory note issued to Asher Enterprises on September 4, 2013 with a face value of $42,500 was repaid for $58,884, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

On March 28, 2014, the unsecured promissory note issued to Asher Enterprises on October 3, 2013 with a face value of $32,500 was repaid for $45,086, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

8	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

Gel Properties

On July 30, 2013, the Company issued a convertible note, face value $52,500, in exchange for $50,000 cash, net of $2,500 in legal fees. The note is convertible into common stock of the Company and bears interest at the rate of 6% per annum, which interest is payable in common stock, and matures on August 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, is 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder may only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act of 1933. Payments of interest (in common stock pursuant to the formula outlined above) are made upon demand by the holder at any time in the holder’s discretion following the expiration of the requisite Rule 144 holding period. The note is redeemable by the Company at any time within 6 months from the date of issuance (July 30, 2013) at a 20% premium over the principal amount due within the first 30-days, which premium escalates by 3% every 30 days to a maximum of 35%.

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

On January 16, 2014, the two $50,000 “back end” notes were exercised for net proceeds of $95,000, net of $5,000 in legal fees.

On February 10, 2014, the unsecured promissory note issued to Gel Properties on July 30, 2013 with a face value of $52,500, was repaid for $72,538, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

On March 11, 2014, one of the two $50,000 unsecured “back end” promissory note exercised on January 16, 2014, was repaid for $62,950, inclusive of interest and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

Vista Capital Investments

On September 5, 2013, the Company borrowed $25,000 from Vista Capital Investments (“Vista”) pursuant to an unsecured convertible promissory note. The terms of the note provided for a once-off interest charge of 12% amounting to $3,300 added to the face value of the note. In addition, the note has an original issue discount of 10% of the amount advanced which amounted to $2,500 and was added to the face value of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.33 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on September 5, 2014. The holder shall not exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Note is redeemable by the Company within 90 days of the issuance date, after a 10 day notice period, in which notice period the holder may still elect to exercise the conversion feature of the note, at a premium over the principal amount due of 50%, plus any interest earned thereon. As long as the note is outstanding, the holder, at its option, has the right to adopt any future, more favorable financing or conversion terms on any subsequent financings conducted by the Company or any of its subsidiaries.

On December 19, 2013, the Company borrowed $25,000 from Vista Capital Investments (“Vista”) pursuant to an unsecured convertible promissory note. The terms of the note provided for a once-off interest charge of 12% amounting to $3,300 added to the face value of the note. In addition, the note has an original issue discount of 10% of the amount advanced which amounted to $2,500 and was added to the face value of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.33 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on December 18, 2014. The holder shall not exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Note is redeemable by the Company within 90 days of the issuance date, after a 10 day notice period, in which notice period the holder may still elect to exercise the conversion feature of the note, at a premium over the principal amount due of 50%, plus any interest earned thereon. As long as the note is outstanding, the holder, at its option, has the right to adopt any future, more favorable financing or conversion terms on any subsequent financings conducted by the Company or any of its subsidiaries.

Vista may make further advances under the promissory note up to $250,000 (net $225,000 after an original issue discount of 10% or $25,000). Each note matures one year from the date of advance.

Subsequent to year end, on March 12, 2014, the funds of $25,000 borrowed on September 5, 2013 under the unsecured promissory note for $250,000, including interest, original issue discount and fees, amounting to a total of $30,800, was converted into 366,667 Common shares of the Company at an issue price of $0.084 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

Subsequent to year end, on March 17, 2014, the funds of $25,000 borrowed on December 19, 2013 under the unsecured promissory note for $250,000, including interest, original issue discount and fees, amounting to a total of $30,800, was converted into 354,023 Common shares of the Company at an issue price of $0.087 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

8	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

LG Capital Funding, LLC

On October 10, 2013, the Company received, a net $45,000 from LG Capital Funding, LLC (“LG”), after the payment of a $5,000 commission to a third party and legal fees amount to $1,500, pursuant to an unsecured convertible promissory note with a face value of $51,500. The terms of the note provided for an original issue discount of 10% amounting to $5,150 and no interest charge for 90 days, thereafter a once-off interest charge of 12% amounting to $6,798 will be added to the face value of the note. . The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on June 20, 2014. The holder shall not exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Convertible Note is redeemable by the Company within 90 days of the issuance date, after a 3 day notice period, in which notice period the holder may still elect to exercise the conversion feature of the note, at a premium over the principal amount due of 22%, plus any interest earned thereon, subject to the holders approval. The conversion price of the note has anti-dilutive provisions which will reduce the cap on the conversion price for any subsequent share issuances in certain circumstances. The Company has certain covenants which restrict it from the; i) payment of dividends or other distributions, in cash or otherwise; ii) restrictions on stock repurchases; iii) the incurrence of debt other than in the ordinary course of business or to repay the note or borrowings not exceeding $1,000,000; iv) the sale of a significant portion of the assets outside of the ordinary course of business and; v) lend money unless committed to prior to this note, made in the ordinary course of business or in excess of $100,000, without the note holders consent.

On March 31, 2014, the unsecured promissory note issued to LG Capital Funding, LLC, with a face value of $51,500 was repaid for $95,172, inclusive of interest, original issue discounts and early settlement penalty accrued thereon. The Company has no further obligations under this note.

Tonaquint, Inc.

On October 11, 2013, the Company received, a net $112,500 from Tonaquint, Inc. (“Tonaquint”), after the payment of a $12,500 commission to a third party, pursuant to a convertible promissory note, with a one-year maturity and a face value of $141,500, inclusive of an original issue discount and fees amounting to $16,500 and no interest charge for 90 days and thereafter a once-off interest charge of 10% amounting to $14,150 which will be added to the face value of the note. The note is convertible into common stock six months after the issue date, at the holder’s option, in whole or in part, at a conversion price equal to 60% of the lowest trade price in the 25 trading days prior to conversion. The holder shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. The Convertible Note is redeemable by the Company within 90 days of the issuance date at no penalty.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

9	DERIVATIVE FINANCIAL LIABILITY

The short-term convertible notes disclosed in note 8 above, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was valued at $201,382 at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The value of the derivative financial liability was re-assessed as of December 31, 2013 resulting in a net charge to the consolidated statement of operations of $36,417 for the year ended December 31, 2013.

	December 31, 2013	December 31, 2012

Opening balance	$-	$-
Derivative financial liability arising on short-term notes with variable conversion prices	201,382	-
Fair value adjustments	36,417	-
	$237,799	$-

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2013	Year ended December 31, 2012
Stock price over the period	$0.20 – 0.94	$-
Risk free interest rate	0.09% to 0.16%	-
Expected life of short-term notes payable	8 to 12 months	-
Expected volatility	114.14%	-
Expected dividend rate	0%	-

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

10	LONG-TERM CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consisted of the following as of December 31, 2013:

Description	Interest Rate	Maturity	December 31, 2013

Notes payable	6%	November 19, 2017	$388,875
Accrued interest			95,124
Unamortized debt discount			(302,480)
Total long-Term Convertible Notes Payable			$181,519

The convertible notes payable consist of notes issued to a number of private principals (“the Notes”). The Notes bear interest at the rate of 6% per annum and are due on November 19, 2017. The Notes are convertible into common stock at a fixed conversion price of $0.02 per share.

On May 8, 2013, a principal converted his outstanding balance of $9,750 into 487,500 common shares at a conversion price of $0.02 per share.

On August 9, 2013, a principal converted $10,000 of the outstanding balance of his convertible loan into 500,000 common shares at a conversion price of $0.02 per share. On October 17, 2013, the same principal converted $10,000 of the outstanding balance into 500,000 common shares at a conversion price of $0.02 per share and on December 31, 2013, the same principal converted the remaining balance on his convertible loan of $32,125 plus accrued interest thereon of $3,324.44, into 1,772,472 common shares at a conversion price of $0.02 per share.

Effective December 31, 2013, five principals converted the principal balance outstanding on their convertible loans of $765,000 into 38,250,000 common shares at a conversion price of $0.02 per share.

Effective December 31, 2013, one principal assigned his rights to a third party who then converted the principal balance outstanding on the convertible loan of $187,500 into 9,375,000 common shares at a conversion price of $0.02 per share.

Effective December 31, 2013, three principals converted the principal balance outstanding on their loans of $96,750, plus accrued interest thereon of $6,839 into 5,179,438 common shares at a conversion price of $0.02 per share.

At December 31, 2013 the gross balance outstanding on the Notes outstanding was $388,875, net of unamortized debt issue discount of $302,480, with accrued interest outstanding of $95,124, leaving a net balance of $181,519.

The Company had no long-term convertible notes payable as of December 31, 2012.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

11	STOCKHOLDERS’ DEFICIT

a)	Common Stock Issuances of Issuer for the year ended December 31, 2013

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and outstanding 205,297,714 shares of common stock as of December 31, 2013.

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

In terms of the recapitalization of the Company, the following common shares were issued:

i)	an aggregate of 25,000,000 shares of Common Stock to convertible note holders upon conversion of an aggregate of $500,000 principal amount of notes held by such note holders at a conversion price of $0.02 per share

ii)	6,875,000 shares of Common Stock upon conversion of 687,500 shares of Series A-1 Preferred Stock, at a conversion ratio of 10 Common shares for each Series A-1 Preferred Share, and;

iii)	200,000 shares of Common Stock as payment for employee and consulting services rendered.

In addition to this, during the remainder of the year, the following common shares were issued by the company:

i)	an aggregate of 65,781,633 shares of Common Stock to convertible note holders upon conversion of an aggregate of $2,093,011 of notes and convertible note, inclusive of certain interest thereon, at a conversion price of $0.02 per share, refer note 7 and 10 above;

ii)	an aggregate of 11,125,000 shares of Common Stock to Series A-1 convertible preferred stock (“Series A-1 shares”) holders upon conversion of an aggregate of 1,125,000 Series A-1 shares, at a conversion ratio of 10 Common shares for each Series A-1 Preferred Share, refer (b) below;

iii)	an aggregate of 620,710 shares of Common stock to investors as follows:

a)	On October 30, 2013, we entered into Securities Purchase Agreements with two individuals, pursuant to which the individuals agreed to purchase and we agreed to sell 375,000 units consisting of one share issued at a market price of $0.20 and one five year warrant to acquire a share at an exercise price of $0.30 per share (see point e below);

b)	On October 31, 2013, we entered into a Securities Purchase Agreement (the “Agreement” or “Securities Purchase Agreement”), with Seaside 88, L.P. (“Seaside”), pursuant to which Seaside has agreed to purchase and we have agreed to sell to Seaside up to an aggregate of 10,000,000 shares of common stock (the “Cap”). On November 5, 2013, we held the first closing under the Securities Purchase Agreement and we sold to Seaside an aggregate of 245,710 shares of common stock, $.001 par value per share (which represented 10% of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing), for gross proceeds to us of $46,930.61.

This agreement with Seaside 88, L.P. was terminated with effect from December 9, 2013 and no further shares will be sold to Seaside 88, L.P.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

11	STOCKHOLDERS’ DEFICIT (continued)

a)	Common Stock Issuances of Issuer for the year ended December 31, 2013 (continued)

iv)	200,000 common shares issued to a consultant for services to be performed at an average issue price of $0.34 per share, the market value of our common stock when the agreement was concluded; and

v)	12,500 common shares at a market price of $0.44 per share, as a fee paid for a call option related to the Gel Properties note disclosed in note 8 above.

b)	Preferred Stock

The Company has 10,000,000 authorized preferred shares with a par value of $0.001 each with 5,000,000 preferred shares designated as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), with 3,887,500 Series A-1 Shares issued and outstanding. The remaining 5,000,000 preferred shares remain undesignated.

i)	Series A-1 Convertible Preferred Stock

The rights, privileges and preferences of the Series A-1 Shares are as follows; (i) each share of Series A-1 Shares is convertible into ten (10) shares of Common Stock; (ii) each holder of Series A-1 Shares is entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to that number of votes equal to the number of shares of Common Stock into which such holder’s shares of Series A-1 Shares could then be converted, (iii) there shall be no adjustment made to the conversion ratio of the Series A-1 Shares for any stock split, stock dividend, combination, reclassification or other similar event, (iv) the Series A-1Shares are non-redeemable, (v) upon such time that any dividend is paid to the holders of Common Stock, the holders of Series A-1 Shares shall be entitled to a dividend in an amount per share equal to that which such holders would have been entitled to receive had they converted all of the shares of Series A-1 Shares into Common Stock immediately prior to the payment of such dividend, (vi) each share of Series A-1 Shares is entitled to a liquidation preference of $.08 per share, and (vii) the approval of the holders of at least 2/3 (66.6%) of the outstanding shares of the Series A-1 Shares, voting together separately as a class, is required for (a) the merger, sale of all, or substantially all of the assets or intellectual property, recapitalization, or reorganization of the Company, (b) the authorization or issuance of any equity security having any right, preference or priority superior to or on a parity with the Series A-1 Shares, (c) the redemption, repurchase or acquisition of any of the Company’s equity securities or the payment of any dividends or distributions thereon, (d) any amendment or repeal of the Company’s Articles of Incorporation or Bylaws that would have an adverse affect on the rights, preferences or privileges of the Series A-1 Shares, and (e) the making of any loan or advance to any person except in the ordinary course of business.

During the year ended December 31, 2013, holders of 1,112,500 Series A-1 shares converted their holdings into 11,125,000 shares of the Company’s Common Stock at a conversion ratio of 10 common shares to 1 Series A-1 Share.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

11	STOCKHOLDERS’ DEFICIT (continued)

c)	Stock Option Plan

The Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to 5,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. After the reverse stock split in August 2012, a total of 100,000 shares were available for grant. Subsequent to the reverse split the Board of Directors approved an increase in the number of awards available for grant to 2,100,000 shares. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At December 31, 2013 and December 31, 2012, there were 452,960 and 0 options issued and outstanding, respectively, under the Stock Plan. In addition, the Company issued 11,000,000 options to two of its Officers which are not covered under this plan (see section d) – “Non-Plan Stock Options” for further description of these options)

The vesting provisions for these stock options have various terms as follows:

•	Annually, over one, two or three years
•	Monthly, over six months to one year
•	Annually, with monthly vesting after the first year, over a total of three or four years
•	Immediately, upon grant

d)	Non-Plan Stock Options

In March of 2013, the Company granted to its Chief Executive Officer options (that are not covered by the Company’s Stock Option Plan) to purchase 10,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. Vesting was immediate as to 2,500,012 of the options and the balance of the options vest, pro rata, on a monthly basis, over 36 months.

In March of 2013, the Company granted to one of its directors options (that are not covered by the Company’s Stock Option Plan) to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. Vesting was immediate as to 250,012 of the options and the balance of the options vest pro rata, on a monthly basis, over 36 months.

The following assumptions were used to value the plan and non-plan options issued during the year using the Black-Scholes valuation model:

	Year ended December 31, 2013	Year ended December 31, 2012
Stock price over the period	$0.50 – 0.65	$-
Risk free interest rate	1.41% to 2.71%	-
Expected life of options	5 to 10 years	-
Expected volatility	127.99% to 150.0%	-
Expected dividend rate	0%	-

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately. The Company has recorded an expense of $1,657,273 and $0 for the year ended December 31, 2013 and the year ended December 31, 2012, respectively, in general and administrative expense.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

11	STOCKHOLDERS’ DEFICIT (continued)

The options outstanding and exercisable at December 31, 2013 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$25.00	2,500	4.35 years	$25.00	2,500	$25.00	4.35 years
$13.50	5,480	5.46 years	$13.50	5,480	$13,50	5.46 years
$12.50	2,000	6.78 years	$12.50	2,000	$12.50	6.78 years
$8.50	30,500	7.50 years	$8.50	27,084	$8.50	7.75 years
$5.00	14,800	7.79 years	$5.00	11,500	$5.00	7.79 years
$0.25	11,000,000	4.18 years	$0.25	5,041,675	$0.25	4.18 years
$0.65	55,386	9.18 years	$0.65	55,386	$0.65	9.18 years
$0.63	57,144	4.50 years	$0.63	57,144	0.63	4.50 years
$0.51	285,150	4.62 years	$0.51	142,577	0.51	4.62 years

	11,452,960	4.23 years	$0.30	5,345,346	$0.32	4.25 years

Included in options outstanding are 700 options which vest based on performance. It is unlikely that the optionees will generate the required sales volume for any of these options to vest.

During the year ended December 31, 2013, awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2013 to December 31, 2013 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Balance at January 1, 2012	55,280	$5.00 to 25.00	8.49
Granted	-		-
Exercised	-		-
Outstanding January 1, 2013	55,280	$5.00 to 25.00	$8.49
Granted – plan options	397,680	0.51 to 0.65	0.54
Granted – non plan options	11,000,000	0.25	0.25
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2013	11,452,960	$0.25 to 25.00	$0.30

Stock options outstanding as of December 31, 2013 as disclosed in the above table, have an intrinsic value of $nil.

e)	Warrants

On October 30, 2013, we issued 375,000 warrants to two investors in conjunction with 375,000 units purchased, each unit consisting of one common share and one warrant, refer (a) above.

These warrants have a term of 5 years and are exercisable into common shares at $0.30 per share.

12	OTHER INCOME

Other income includes a gain of $44,125 realized on the release of an accrual for unpaid payroll liabilities which is not due and is no longer required.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

13	PROFIT ON DISPOSAL OF INVESTMENTS AND ASSETS

	Year ended December 31, 2013	Year ended December 31, 2012

Profit on disposal of investment in Mountain Capital, LLC, doing business as Arrow Media Solutions	$34,321	$-
Profit on disposal of Crystal Magic, Inc.	1,186,685	-
Profit on disposal of the assets of Propell Shops	4,586	-

	$1,225,592	$-

The profit on the disposal of the investment in Mountain Capital, LLC of $34,321 results from the de-consolidation of Mountain Capital, LLC which was wound up several years ago.

Effective December 31, 2013 the Company sold its entire shareholding in Crystal Magic, Inc to a third party for $1. This resulted in a gain of $1,186,686 consisting primarily of liabilities which are no longer reflected on the balance sheet of the Company, see commitments and contingent liabilities in note 17 below.

The profit realized on the disposal of Propell Shops, an operating division within the Company, resulted from the disposal of the intellectual Property, the trademarks and trade names and the website domain names of Propell Shops, less accrued liabilities of $4,586, for a consideration based on 10% of the net profit of Propell Shops, up to a maximum of $100,000, earned over the three years ended December 31, 2014, 2015 and 2016, respectively. No provision has been made for any future consideration due to the uncertainty thereof.

The disposal of the assets and investments mentioned above is represented by the following assets and liabilities

	Year ended December 31, 2013	Year ended December 31, 2012

Accounts payable	$372,090	$-
Other payables and accrued liabilities	4,585	-
Long term liabilities	848,916	-

	1,225,591	-
Proceeds on disposal	1	-
	$1,225,592	$-

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

14	INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
	%	%
Tax expense at the federal statutory rate	34	34
State tax expense, net of federal tax effect	5	5
Permanent timing differences	(10)	-
Deferred income tax asset valuation allowance	(29)	(39)
	-	-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2013	December 31, 2012

Deferred income tax assets
Net operating losses	$3,100,000	$2,000,000
Valuation allowance	(3,100,000)	(2,000,000)
Net deferred tax income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2013 and December 31, 2012 was $3,100,000 and $2,000,000, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $1,100,000 and $170,000 for Fiscal 2013 and 2012, respectively.

As of December 31, 2013, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Our net operating loss carry-forwards of $7,900,000 begin to expire in 2029 and continue to expire through 2033. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the operating loss carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

15	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the year ended December 31, 2013 all stock options, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2013 (Shares)	Year ended December 31, 2012 (Shares)

Options to purchase shares of common stock	11,452,960	-
Convertible preferred shares	38,875,000	-
Convertible long term notes	19,443,750	-
Convertible short term notes*	-	-
	69,771,710	-

* Convertible short term notes have variable conversion pricing dependent upon share prices prior to conversion, see note 8 above.

As of December 31, 2013, short term notes with a principal amount outstanding of $743,278 are convertible into common shares at discounts ranging from 50% to 65% of average trading prices immediately prior to conversion. The closing share price as of December 31, 2013 was $0.22. Certain of these short-term notes, with a principal amount outstanding of $65,000 have a floor conversion price of $0.05 per share. Certain of these short-term notes with a principal amount outstanding of $342,128 have capped conversion prices ranging from $0.33 per share to $0.65 per share. The remainder of the short-term notes do not have a floor or a capped conversion price.

16	RELATED PARTY TRANSACTIONS

There are no material or disclosable related party transactions.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

17	COMMITMENTS AND CONTINGENCIES

The Company is obligated, in terms of an agreement entered into with a third party on August 22, 2013, which requires the payment of a success fee for any funds raised on behalf of the Company. The success fee consisted of two components; i) a cash component of 10% of any funds raised, and ii) the issue of restricted common stock in the ratio of 14,000 shares for each $100,000 raised, or fraction thereof.

In terms of this agreement, an amount of $175,000 was raised from two short-term convertible note holders, resulting in the payment of a $17,500 cash success fee and the obligation to issue 24,500 shares of restricted common stock. This issuance of this stock has been approved by our Board of Directors but has not taken place as yet.

The Company entered into an Agreement with an Investor Relations entity (“IR Entity”) on December 13, 2013 (“the effective date”), whereby the IR Entity will provide investor relations services for a period of one year from the effective date for a consideration consisting of the following; i) a cash consideration of $2,500 per month and, ii) the issue of 174,600 shares of common stock, issued as follows; 43,650 shares on conclusion of the agreement and a further 130,950 shares over the nine month period January to September 2014. The issuance of stock has not taken place as yet.

The Company disposed of its Crystal Magic, Inc. subsidiary effective December 31, 2013. In terms of the sale agreement entered into by the Company, the purchaser has been indemnified against all liabilities whether contingent or otherwise, claimed by third parties, this includes claims by creditors of the Company amounting to $372,090 and claims against long-term liabilities of $848,916. Management does not consider it likely that these claims will materialize and accordingly no provision has been made for these contingent liabilities.

The Company leases approximately 2,300 square feet of office space in Houston, Texas for a one year lease which started February 1, 2013 and expires January 31, 2014 for $2,200 per month.

The Company sub-leases approximately 748 square feet of loft space in Houston, Texas from a related party for a one year lease which started January 24, 2013 and expires January 31, 2014 for $1,675 per month.

The minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2014	$150,000
2015	700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
$3,850,000

18	SUBSEQUENT EVENTS

On January 16, 2014, the Company exercised its call right on the Gel Properties “back end” notes issued on July 30, 2013, each note having a face value of $50,000 (the “Convertible Notes”) in exchange for two $50,000 “back end” notes (the “Back End Notes”). The Back End Notes are due and payable on June 1, 2014 and August 1, 2014 respectively. The Convertible Notes are convertible into common stock of the Company and each bear interest at the rate of 6% per annum, which interest is payable in common stock. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, is 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder may only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act of 1933. Payments of interest (in common stock pursuant to the formula outlined above) are made upon demand by the holder at any time at the holder’s discretion following the expiration of the requisite Rule 144 holding period. The Convertible Notes are redeemable by the Company at any time at a premium over the principal amount due of 50%.

On January 22, 2014, the Company entered into a consultancy agreement with a consultant whereby the consultant agreed to provide the Company business consulting services for a period of one year. The consultant will be issued 500,000 shares of Common Stock of the Company as the total compensation due under this consulting agreement.

On March 14, 2014, the Company amended its articles of incorporation by designating 500,000 of the remaining 5,000,000 undesignated preferred shares (see note 11 above) as Series B Convertible, Redeemable Preferred Stock (“Series B Shares”).

The terms attached to the Series B Shares are summarized below:

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Shares shall be entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of any other preferred stock of the Company and subordinate to any distribution to the Series A-1 Shares, and prior and in preference to any distribution of any assets of the Company to the holders of the Common Stock, the amount of 120% of the issue price per share (the "Liquidation Preference").

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

18 SUBSEQUENT EVENTS (continued)

Dividends

(a)	The holders of the Series B Shares shall be entitled to receive cumulative dividends at the rate of eight percent (8%) per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year (“Dividend Date”). Such dividends shall accrue on any given share from the day of original issuance of such share. Such dividends shall be cumulative, whether or not declared by the Board of Directors, but shall be non-compounding.

(b)	Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share.

(c)	Nothing contained herein shall be deemed to establish or require any payment or other charges in excess of the maximum permitted by applicable law.

(d)	In the event that pursuant to applicable law or contract the Company shall be prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares shall be entitled, the cash amount available pursuant to applicable law or contract shall be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares shall be payable in cash.

Conversion

 The holders of the Series B Preferred Shares shall have conversion rights as follows:

(a)	Each share of the Series B Shares shall be convertible at any time prior to the issuance of a redemption notice by the Company into such number of shares of Common Stock by dividing the Stated value ($10) of the Series B Share by $0.10 and shall be subject to adjustment for dividends or distributions made in common stock, the issue of securities convertible into common stock, stock splits, reverse stock splits, or reclassifications of common stock. No adjustments will be made to the conversion rights or conversion price for any reorganization other than to be entitled to receive the same benefits as if the shares were converted immediately prior to such reorganization. No conversion will take place if the holder of the Series B Shares will beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after conversion. As of the date hereof, each Series B Share converts into 100 shares of common stock.

(b)	The conversion right of the holders of Series B Shares shall be exercised by the surrender of the certificates representing shares to be converted to the Company, accompanied by written notice electing conversion.

(c)	No fractional shares of Common Stock or script shall be issued upon conversion of Series B Shares. The Company shall pay a cash adjustment in respect to such fractional interest based upon the fair value of a share of Common Stock, as determined in good faith by the Company’s Board of Directors.

(d)	All shares of Common Stock issued upon conversion of Series B Shares will upon issuance be validly issued, fully paid and non-assessable. All certificates representing Series B Shares surrendered for conversion shall be appropriately canceled on the books of the Company and the shares so converted represented by such certificates shall be restored to the status of authorized but unissued shares of preferred stock of the Company.

No Circumvention

The Company shall not amend its certificate of incorporation, or participate in any reorganization, sale or transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action for the purpose of avoiding or seeking to avoid the observance or performance of any of the terms to be observed or performed by the Company.

Voting Rights

Each holder of Series B Shares shall be entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to votes equal to the number of shares of Common Stock into which Series B Shares could be converted, and (b) the holders of shares of Series B Shares and Common Stock shall vote together as a single class on all matters submitted to the stockholders of the Company.

Company Redemption

The Company shall have the right, at any time after the date the Series B Shares have been issued, to redeem all or a portion of any Holder's Series B Shares at a price per Series B Share equal to the issue price per Series B Share multiplied by 120%.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

18 SUBSEQUENT EVENTS (continued)

Subsequent to year end, on March 27, 2014, we entered into a Securities Purchase Agreement with an individual, pursuant to which the individual agreed to purchase and we agreed to sell 75,000 Series B Shares at an issue price of $10 per share for net proceeds of $750,000. Of the total proceeds of $750,000, $550,000 was received on deposit, prior to the issuance of the Series B Preferred shares.

The proceeds received above, were used to repurchase the following convertible notes outstanding (Refer note 8 above):

i.	On February 7, 2014, the unsecured promissory note issued to Asher Enterprises on July 29, 2013 with a face value of $53,000, was repaid for $73,687, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

ii.	On February 10, 2014, the unsecured promissory note issued to Gel Properties on July 30, 2013 with a face value of $52,500, was repaid for $72,538, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

iii.	On February 21, 2014, the unsecured promissory note issued to Asher Enterprises on September 4, 2013 with a face value of $42,500 was repaid for $58,884, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

iv.	On March 6, 2014, the funds of $50,000 borrowed on December 9, 2013 under the unsecured promissory note for $275,000, including interest, original issue discount and fees, amounting to a total of $64,960, was repaid for $58,000 before the once-off interest charge of $6,960 came into effect. The Company has no further obligations under this note.

v.	On March 11, 2014, one of the two $50,000 unsecured “back end” promissory note exercised on January 16, 2014, was repaid for $62,950, inclusive of interest and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

vi.	On March 28, 2014, the unsecured promissory note issued to Asher Enterprises on October 3, 2013 with a face value of $32,500 was repaid for $45,086, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

vii.	On March 31, 2014, the unsecured promissory note issued to LG Capital Funding, LLC, with a face value of $51,500 was repaid for $95,172, inclusive of interest, original issue discounts and early settlement penalty accrued thereon. The Company has no further obligations under this note.

On January 7 and 21, February 10 and 27 and March 26, 2014, funds of $125,000, borrowed from JMJ Financial under an unsecured promissory note for $275,000, including interest, original issue discount and fees, amounting to a total of $162,400 was converted into a total of 1,766,957 Common shares of the Company, see note 8 above.

On March 12 and 17, 2014, funds of $50,000 borrowed from Vista Capital under an unsecured promissory note for $250,000, including interest, original issue discount and fees, amounting to a total of $61,600, was converted into 720,690 Common shares of the Company, see note 8 above.

During March 2014, we amended the perpetual royalty bearing license agreement in place with Novas Energy Group Limited, granting us the exclusive right to develop, use, market and commercialize the Technology under the license agreement for ourselves and/or third parties, sublicense and provide services to third parties related to the license agreement in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology.  The license is limited to the United States and Mexico.

In terms of the license agreement, we are liable to pay the licensor a royalty equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. All royalty payments made by us as well as sublicensing revenue paid by us to Licensor are credited towards the minimum royalty payment. Royalties based on revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement.

We are also obligated to pay a license fee of $150,000 on or prior to June 30, 2014 for the additional rights under the amended license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and we are responsible for costs of obtaining marketing approvals.   The Licensor has the right to terminate the license agreement upon our breach or default.  If Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2014	$150,000
2015	700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
$3,850,000

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as set forth above.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2013.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2013.

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

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

John W. Huemoeller II (1)	57	Chief Executive Officer/President/Chairman

John Zotos (2)	58	Secretary, Director

Dan Steffens (3)	59	Director

Mark Kalow (4)	58	Director

James Fuller	70	Director

(1)	On March 6, 2013, Mr. Huemoeller was appointed as our Chief Executive Officer and President and a director. On June 19, 2013, Mr. Huemoeller was appointed Chairman of the Board.

(2)	On March 6, 2013, Mr. Zotos was appointed as our Secretary and a director.

(3)	On July 1, 2013, Mr. Steffens was appointed as a director to fill the vacancy created by the resignation of Mr. Edward Bernstein.

(4)	Mr. Kalow temporarily assumed the role of Assistant Secretary on January 19, 2012 to fill the vacant position until March 6, 2013 when Mr. Zotos assumed the position of Secretary.

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

John W. Huemoeller II

Mr. Huemoeller has been our Chief Executive Officer and President, as well as Chief Financial Officer, since March 6, 2013.  He also currently serves as the Chief Executive Officer and a director of Novas. Mr. Huemoeller has over 30 years experience in investment banking, finance, sales and marketing. Mr. Huemoeller began his career as an investment advisor in 1982 with M.L. Stern & Company a municipal bond firm in California and became a registered principal in 1985 managing retail brokers. He has previously been registered with various state insurance boards, as well as with the Chicago Board of Trade as a commodities broker. Mr. Huemoeller has worked for Smith Barney, Drexel Burnham, Prudential Securities, and Paine Webber and has extensive experience in stocks, bonds, commodities, mergers and acquisitions, leveraged buyouts and private placement transactions.

From April 2012 to present, Mr. Huemoeller has been the President of Joshua Tree Capital Inc., an independent corporate finance advisory firm specializing in providing strategic capital formation guidance to public and private small cap oil and gas companies. From March 2009 to April 2012, Mr. Huemoeller was a FINRA-registered investment banker focused on all aspects of taking company’s public, deal structure and Institutional placement of both debt and equity transactions with Buckman, Buckman and Reid.  From August 2008 to March 2009, Mr. Huemoeller worked with Greenstone Holdings Group, LLC; an advisory firm with an emphasis on helping Chinese companies go public in the United States from January 2008 to July 2008, Mr. Huemoeller worked at Aspenwood Capital, a division of Green Drake Securities as an Investment Banker. Mr. Huemoeller previously served as Chairman and CEO of HumWare Media Corp, a publicly traded software development, media and technology company which he started in 1998 and was responsible for acquisition strategies and the day-to-day corporate operations.  Mr. Huemoeller is co-author of U.S. Patent #5,855,005. Mr. Huemoeller completed various studies in the Bachelor of Business Administration Program at the University of Minnesota and has previously held Series 3, 7, 24, 63 and 79 Securities Licenses.

Mr. Huemoeller’s financial experience, specifically with oil and gas companies, provides him with the attributes that make him a valuable member of the Company’s Board of Directors.  His service on other public company board’s brings to us important knowledge regarding corporate governance.

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

Dan Steffens

Mr. Steffens was appointed to the Board on June 19, 2013. Since 2001, when he founded Energy Prospectus Group (EPG) in Houston, Texas, he has served as its President. EPG is a networking organization for private investors in the energy sector, whose members include geologists, engineers, landman, financial professionals and small business owners. EPG publishes a monthly newsletter as well as over 80 profiles each year on publicly traded companies. Mr. Steffens also provides consulting services to several oil & gas industry companies in the areas of taxation, financial systems & controls improvements and restructurings.

Mr. Steffens has served in various capacities at several companies engaged in the oil and gas industry. From 1983 until 2002, Mr. Steffens served in various roles at Amerada Hess Corporation (HES). In November 1983, he joined Hess as the Tax Manager for the United States E&P Division in Tulsa, Oklahoma and after several promotions was appointed an Assistant Controller of Amerada Hess Corp. and United States E&P Division Controller in Houston, Texas from 1994 to 2001. From October, 1981 to November, 1983 he served as the Controller of Oklahoma Petroleum Management in Tulsa, Oklahoma. In December, 1979 he joined Investek, Inc., a privately held exploration & production company in Wichita Falls, Texas as its Chief Financial Officer. Mr. Steffens is a 1976 graduate of Tulsa University with an undergraduate degree in Accounting and a Masters in Taxation. Mr. Steffens began his career in public accounting in May, 1976 with Arthur Anderson in Tulsa, Oklahoma, becoming licensed as a CPA in 1978.

Mr. Steffens brings a strong foundation to the Board with his background in public accounting, and operational accounting for upstream oil & gas companies. His knowledge of the oil and gas industry together with his finance experience provide him with a broad understanding of the financial and legal issues facing Propell, the financial markets and the financing opportunities available to Propell.

Mark Kalow

Mr. Kalow is a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development; he also serves on the board of directors and audit committees of: Andalay Solar, Inc., a provider of solar power systems (OTC: WEST); SmartCloud, a provider of real-time reasoning solutions for mission critical environments; Rope Partner, a wind energy service company; Geary LSF, an e-marketing services company;; Dogfish Software, a software services provider; Pure Depth, a display technology licensing company; ACDgo, a digital media and storage software and services company; the Tannery Arts Center in Santa Cruz, CA and the Anna Mahler International Association, an arts organization in Spoleto Italy. From Oct. 1999 to Sept. 2003, Mr. Kalow served as a Managing Director for the Venture Capital Division of Trans Cosmos USA, a Japanese IT services company and strategic investor in U.S. rich media, CRM e-commerce and e-marketing companies. From September 1993 to July 1998, Mr. Kalow was COO and CFO of Live Picture Inc. (LPI), a digital imaging software company that he co-founded. He was CEO of LPI from November 1998 through June 1999.  Previously, Mr. Kalow held management positions at IBM and served as VP, Telecommunications Strategy at the Chase Manhattan Bank. Mr. Kalow holds a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and an MBA with a concentration in financial management from the University of Chicago. He attended Director’s College at Stanford Law School, June 2006.

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

Term of Office

The Company’s directors hold office until the next annual general meeting of its shareholders or until removed from office in accordance with its bylaws.  The Company’s officers are appointed by its Board of Directors and hold office until removed by the board.

Employment Agreements

Effective March 6, 2013, John W. Huemoeller II, age 57, was appointed as the Chief Executive Officer, President and Chief Financial Officer of the Company.   In connection with his appointment, Mr. Huemoeller entered into a three-year employment agreement with the Company (the “Agreement”).  Pursuant to the Agreement, Mr. Huemoeller is entitled to receive an annual base salary of $180,000 and will be entitled to discretionary performance bonus payments.  The Agreement provides for a severance payment in the event of employment termination by the Company without Just Cause (as defined in the Agreement), by Mr. Huemoeller for Good Reason (as defined in the Agreement), due to Disability or a Change of Control (each as defined in the Agreement) or death, to Mr. Huemoeller equal to: either (i) one month base salary if at the time of termination the Company has not achieved gross revenue of at least $1,000,000 or (ii) six months base salary if at the time of termination the Company has achieved gross revenue of at least $1,000,000.  Additionally, Mr. Huemoeller was granted options to purchase 10,000,000 shares of the Company’s Common Stock with an exercise price equal to $0.25 per share.  These options will vest immediately as to 2,500,012 shares of Common Stock and the balance pro rata, on a monthly basis, over 36 months, with accelerated vesting upon a Change of Control, termination by the Company without Just Cause or by Mr. Huemoeller for Good Reason. The Agreement also includes confidentiality obligations and inventions assignments by Mr. Huemoeller.

Effective March 6, 2013, Mr. Bernstein resigned as our Chief Executive Officer and President and his employment agreement terminated.  Previously, on June 30, 2011, Propell and Mr. Bernstein had entered into a new Employment Agreement dated June 30, 2011. That agreement was for a term of three years commencing on June 30, 2011 and provided that Mr. Bernstein would receive a salary of $175,000 per annum together with a bonus based upon achieving performance goals as set from time to time by the Board (which minimum bonus for the first 12 months of the agreement shall be $10,000 per quarter). In addition, Mr. Bernstein was granted as of June 30, 2011 an option to purchase 30,000 shares of Common Stock of the Company at the fair market value of the stock on June 30, 2011, of which 10,000 shares were exercisable immediately and the remaining 20,000 shares vested 1/36 the per month for the remaining 36 months of the agreement.

The Employment Agreements also contained additional provisions which are customary for executive employment agreements of this type. These include confidentiality, non-compete and non-solicitation provisions.

The foregoing description of the Employment Agreement does not purport to be complete, and is qualified in its entirety by reference to the complete text of the Employment Agreement which has been filed with the SEC on Edgar.

Employees

At December 31, 2013 we had one full-time employee and 3 part time employees.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market.  The Board has determined that Messrs. Steffens, Kalow and Fuller are “independent” in accordance with such definition. Mr. Huemoeller and Mr. Zotos are not independent due to their current positions with our company and Novas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Propell. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11.   Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2013 and 2012.

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)	($)
John Huemoeller CEO and Director(2)	2013	45,000	-	-	4,981,553	-	-	120,000	5,146,553
	2012	-	-	—	-	-	-	-	-

Edward Bernstein, Former CEO and Director (3)(4)	2013	-	-	-	-	-	-	13,169	13,169
	2012	90,417	35,000	-	-	-	-	31,989	280,482

(1)	The amounts disclosed for option awards represents the grant date fair value of the stock option awards granted to the executive during the fiscal year ended December 31, 2013 and 2012, respectively, in accordance with stock option accounting principles. See note 11 of the notes to our consolidated financial statements contained herein for a discussion of all the assumptions used in the valuation of stock option awards.

(2)	Mr. Huemoeller was appointed as our Chief Executive Officer and President on March 6, 2013.

(3)	Represents the value of stock paid in lieu of severance

(4)	On March 6, 2013, Mr. Bernstein resigned as our Chief Executive Officer and President

Outstanding Equity awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2013 for each Named Executive Officer.

Name	Grant Date		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
John Huemoeller	March 6, 2013		10,000,000	4,583,342	5,416,658	0.25	March 6, 2018

Edward L. Bernstein	June 16, 2009	(1)	2,000	2,000	-	13.50	June 15, 2019
	June 30, 2011	(1)	30,000	26,667	3,333	8.50	June 30, 2021
	March 31, 2013		18,462	18,462	-	0.65	March 31, 2023
	June 30, 2013		19,048	19,048	-	0.63	June 30, 2018

(1)	The number of securities underlying unexercised options has been adjusted for the 50:1 reverse split which took place in August 2012.

Option Exercises

No options were exercised during the period under review.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the year ended December 31, 2013.

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)(3)	Non-equity incentive plan	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)

Dan Steffens	5,000	-	45,733	-	-	-	50,733

Mark Kalow	9,000	0	61,674	-	-	-	70,674

James Fuller	9,000	0	61,674	-	-	-	70,674

Edward Bernstein(2)	3,000	-	-	-	-	-	3,000

(1)	The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the executive in fiscal year ended December 31, 2013, in accordance with stock compensation accounting. See Note 11(B) of the Notes to our Consolidated Financial Statements contained herein, for a discussion of all assumptions made by us in determining the valuation of equity awards.

(2)	Mr. Bernstein resigned as a director in July 2013.

(3)	The following table sets forth information relating to equity awards outstanding for our directors who were not Named Executive Officers as at December 31, 2013.

Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date

Dan Steffens	August 13, 2013	95,050	47,526	47,525	0.51	August 13, 2018

John Zotos	March 6, 2013	1,000,000	458,333	541,667	0.25	March 6, 2018

Mark Kalow	October 14, 2011	9,400	7,600	1,800	5.00	October 14, 2021
	March 31, 2013	18,462	18,462	-	0.65	March 31, 2023
	June 30, 2013	19,048	19,048	-	0.63	June 30, 2018
	August 13, 2013	95,050	47,526	47,525	0.51	August 13, 2018
		141,960	92,636	49,325

James Fuller	October 14, 2011	5,400	3,900	1,500	5.00	October 14, 2021
	March 31, 2013	18,462	18,462	-	0.65	March 31, 2023
	June 30, 2013	19,048	19,048	-	0.63	June 30, 2018
	August 13, 2013	95,050	47,526	47,525	0.51	August 13, 2018
		137,960	88,936	49,025

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares of our Common Stock and Series A-1 Preferred that were beneficially owned as of March 21, 2014, by: (1) each person known by us to be the owner of more than 5% of our outstanding shares of Common Stock; (2) our directors; (3) our executive officers; and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire Common Stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Unless otherwise specified, the address of each of the individuals listed below is c/o Propell Technologies Group, Inc., 1701 Commerce Street, Houston, Texas 77002.

Name	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock Beneficially Owned (1)	Percentage of Total Voting Power (2)	Amount and Nature of Beneficial of Series A -Convertible Preferred	Percent of Series A-1 Convertible Preferred Stock Beneficially Owned (3)
John Huemoeller	5,625,007	(4)	2.6%	2.2%	-	-
Dan Steffens	87,130	(5)	*	*	-	-
Mark Kalow	135,540	(6)	*	*	-	-
James Fuller	229,290	(7)	*	*	-	-
John Zotos	562,500	(8)	*	*	-	-

5% Shareholders
Anuta Limited (Seychelles)	12,500,000	(9)	6.0%	4.9%	-	-
Base-Marketing Ltd. (Seychelles)	12,500,000	(10)	6.0%	4.9%	-	-
Demesne Holdings Limited (Nevis)	12,500,000	(11)	6.0%	4.9%	-	-
Greencloud Ltd (Nevis)	12,500,000	(12)	6.0%	4.9%	-	-
Oxnard Universal SA	10,920,000	(13)	5.3%	4.3%	-	-
Realcom Ltd (Anguilla)	12,500,000	(14)	6.0%	4.9%	-	-
Store & Navigation Limited (BVI)	12,500,000	(15)	6.0%	4.9%	-	-
Joseph W. and Patricia G. Abrams Family Trust	3,965,919	(16)	1.9%	1.6%	375,000	9.7%
Joseph Abrams	3,965,919	(16)	1.9%	1.6%	375,000	9.7%
Mathew Abrams	3,750,120	(17)	1.8%	1.5%	375,000	9.7%
Dart Union	6,300,000	(18)	3.0%	2.5%	500,000	12.9%
Paramount Capital Inc	3,125,000	(19)	1.5%	1.2%	312,500	8.0%
Stufforg Limited Company	12,500,000	(20)	5.7%	4.9%	1,250,000	32.2%
Sybaris	7,500,000	(21)	3.5%	3.0%	650,000	16.7%
Yuzhik Limited Company	10,125,000	(22)	4.8%	3.9%	300,000	7.7%
Charles Hoogland	7,500,000	(23)	3.5%	3.0%	-	-

All officers and directors as a group (5 persons)	6,639,466		3.1%	2.5%		-%

*	Less than 1%

(1)	Based on 207,785,361 shares of Common Stock issued and outstanding as of March 28, 2014.

(2)	Based on the voting rights attached to each class of shares, which vote as a single class together with common shareholders. Each common Stock exercises one vote per share, each Series A-1 Preferred Stock exercises ten votes per share (for an aggregate of 38,875,000 votes based on 3,887,500 outstanding Series A-1 Preferred Stock) and each Series B Preferred Stock exercises one hundred votes per share (for an aggregate of 7,500,000 votes based on 75,000 outstanding Series B Preferred Stock) on an as if converted basis. The outstanding common shares and preferred shares as of March 28, 2014 are entitled to an aggregate of 254,160,361 votes.

(3)	Based on 3,887,500 shares of Series A-1 Preferred issued and outstanding as of March 17, 2014. Each holder of the Series A-1 Preferred is convertible, at the option of the holder, into ten (10) shares of our Common Stock and each holder is entitled to vote with the Common Stock on an as converted basis.

(4)	Mr. Huemoeller was granted options exercisable over 10,000,000 shares of our Common Stock, of which 2,500,012 vested immediately, 2,708,329 have vested and 416,666 will vest within the next 60 days. The remainder vest at a rate of 208,333 per month while Mr. Huemoeller is employed by the Company.

(5)	Includes options granted to Mr. Steffens over 95,050 shares of our Common Stock, of which 71,288 have already vested and 15,842 will vest within the next 60 days. The remaining options vest at a rate of 7,921 per month.

(6)	Includes 2,550 shares of Common Stock owned by Mr. Kalow and options granted over 141,960 shares of our Common Stock of which 116,848 have vested and 16,142 will vest within the next 60 days. The remaining options vest at a rate of 8,071 per month.

(7)	Includes 100,000 shares of Common Stock owned by Mr. Fuller and options granted over 137,960 shares of our Common Stock of which 113,148 have vested and 16,142 will vest within the next 60 days. The remaining options vest at a rate of 8,071 per month.

(8)	Mr. Zotos was granted options exercisable over 1,000,000 shares of our Common Stock, of which 250,000 vested immediately, 270,833 have vested and 41,667 will vest within the next 60 days. The remainder vest at a rate of 20,833 per month while Mr. Zotos is employed by the Company.

(9)	Includes 12,500,000 shares of Common Stock. Ioulia Daliandou is the beneficial owner and director of Anuta Limited. The address of the holder is Glolxal Gateway 8, Rue DW La Perle, Providence, Mahe, Seychelles.

(10)	Includes 12,500,000 shares of Common Stock. Elena Zanti is the beneficial owner and director of Base-Marketing, Ltd. The address of the holder is 306 Victoria House, Victoria, Mahe, Seychelles.

(11)	Includes 12,500,000 shares of Common Stock. Christos Anastasiou is the beneficial owner and director of Demesne Holdings Limited. The address of the holder is Heritage Plaza, Main Street, Charlestown, Nevis.

(12)	Includes 12,500,000 shares of Common stock. Phee Sim Boon is the beneficial owner and director of Greencloud Ltd. The address of the holder is Nishbets Chambers, Chapel Street, Charlestown, Nevis.

(13)	Includes 10,920,000 shares of Common Stock. Jigme Ribi is the beneficial owner and director of Oxnard Universal. The address of the holder is 53rd Street Marbella MMG Tower Floor 16, Panama City, Panama.

(14)	Includes 12,500,000 shares of Common Stock. Marinos Anatasion is the beneficial owner and director of Realcom Ltd. The address of the holder is Rogers Office Building Edwin Wallis Red Drive Anguilla, British Virgin Islands.

(15)	Includes 12,500,000 shares of Common Stock. Lidija Matuseuka is the beneficial owner and director of Store & Navigation Ltd. The address of the holder is Geneva Place, Ocean Front Drive, Tortola, British Virgin Islands.

(16)	Includes 215,919 shares of Common Stock owned by the Joseph W. and Patricia G. Abrams Family Trust and 375,000 shares of Series A-1 Preferred Stock convertible into 3,750,000 shares of Common Stock of the Company. Joseph Abrams has sole voting and dispositive power of the Joseph W. and Patricia G. Abrams family Trust

(17)	Includes 120 shares of Common Stock and 375,000 shares of Series A-1 Preferred Stock convertible into 3,750,000 shares of Common Stock of the Company.

(18)	Includes 500,000 shares of Series A-1 Preferred Stock convertible into 5,000,000 shares of Common Stock of the Company. Ivan Yatsenko is the beneficial owner of Dart Union. Also includes1,300,000 shares of Common Stock of the Company issuable upon conversion of notes in the principal amount of $65,000, convertible at a price equal to the higher of $.05 per share or a 50% discount to the average closing price of our Common Stock on the three days prior to conversion. The address of the holder s P.O. Box 3321, Drake Chambers, Road Town, Tortola, British Virgin Islands.

(19)	Includes 312,500 shares of Series A-1 Preferred Stock convertible into 3,125,000 shares of Common Stock of the Company. Abraham Morales is the beneficial owner of Paramount Capital Inc. The address of the holder is 15 Forsyth Place, Hamilton, ON L8S 4E5.

(20)	Includes 1,250,000 shares of Series A-1 Preferred Stock convertible into 12,500,000 shares of Common Stock of the Company. Evgenii Bobovskii is the beneficial owner of Stufforg Limited Company. The address of Stufforg Limited Company is The Mason Complex, Suites 19 and 20, The Valley, Antigua.

(21)	Includes 1,000,000 shares of Common Stock and 650,000 shares of Series A-1 Preferred Stock that is convertible into 6,500,000 shares of Common Stock of the Company. Sergey Rumyantsev is the director of this company. The address is PO Box 517, Charlestown, Nevis.

(22)	Includes 300,000 shares of Series A-1 Preferred Stock convertible into 3,000,000 shares of Common Stock of the Company and also includes 7,125,000 shares of Common Stock to be issued upon conversion of a note in the principal amount of $142,500. Anatoli Luzhik is the beneficial owner of Yuzhik Ltd Co. The address of the holder is 1 ½ Miles Northern Highway, Belize City, Belize.

(23)	Includes 75,000 shares of Series B Preferred Stock convertible into 7,500,000 shares of Common Stock of the Company. The 75,000 shares of Series B Preferred Stock represents 100% of the outstanding shares of Series B Preferred Stock.

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

On March 6, 2013, Mr. Zotos, was also appointed to serve as our Corporate Secretary for an annual salary of $30,000 and received options exercisable for 1,000,000 shares of our common stock at an exercise price of $.25 per shares, of which 250,012 vested immediately and the remaining options vest on a monthly basis over three years, subject to acceleration upon certain events.

Item 14.   Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered for the fiscal years 2013 and 2012:

Service	Fiscal 2013	Fiscal 2012
Audit Fees	$31,000	$25,725
Audit-related Fees	-	-
Tax Fees	7,000	-
All Other Fees	-	-
	$38,000	$25,725

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.	Description

2.1	Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (1)

2.2	Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation (1)

2.3	Exhibit and Plan of Reorganization dated June 14, 2010 between the Registrant, Designbyhumans.com (“DBH”) the DBH shareholders and DBH Acquisition Corporation (4)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	By-Laws (1)

3.4	Certificate of Designations Series B Convertible Preferred Stock (14)

4.1	2008 Stock Option Plan (1)

4.2	Form of 3% Convertible Promissory Note (1)

4.3	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (1)

4.4	Amendment to Promissory Note between Registrant and Lanai Investments, LLC (2)

4.5	Amendment to Promissory Note between Registrant and Loco Lobo, LLC (2)

4.6	Secured Promissory Note dated September 9, 2009 and Amendments(3)

4.7	Security Agreement dated September 3, 2009 between Registrant and Remington Partners, Inc.(3)

4.8	Promissory Note dated June 23, 2010 between Registrant and Joseph W. Abrams.(5)

4.9	Promissory Note dated December 15, 2010 between Registrant and Joseph W. Abrams.(5)

4.10	Promissory Note dated February 15, 2011 between Registrant and Joseph W. Abrams.(5)

4.11	6% Convertible Redeemable Note Due June 7, 2012(7)

4.12	6% Convertible Redeemable Note Due June 23, 2012(7)

4.13	Convertible Promissory Note, Issue Date August 3, 2011(7)

4.14	6% Convertible Redeemable Note Due October 2013(8)

4.15	6% Convertible Redeemable Note Due October 2012(8)

4.16	Tripod Note Due October 2012(8)

4.17	6% Convertible Redeemable Note Due September 5, 2012(9)

4.18	8% Convertible Redeemable Note Due December 5, 2012(9)

4.19	Promissory Note between Novas Energy (USA), Inc. and Anuta Limited dated February 1, 2013 (12)

10.1	Patent License Agreement between Crystal Magic, Inc. and Laser Design International, LLC dated May 6, 2007 (1)

10.2	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (1)

10.3	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (1)

10.4	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (1)

10.5	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (1)

10.6	Operating Agreement between Crystal Magic, Inc. and Cashman Enterprises, Inc dated September 7, 2001. (1)

10.7	Employment agreement between the Registrant and Edward L. Bernstein (1)

10.8	Form of Lock-up Agreement (1)

10.9	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (1)

10.10	Amendment to Employment Agreement between the Registrant and Edward L. Bernstein (2)

10.21	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (2)

10.22	Employment Agreement between Propell and Edward L. Bernstein dated June 30, 2011.(6)

10.23	Consulting Agreement dated July 25, 2011(7)

10.24	Agreement to Exchange Note for Stock(7)

10.25	Consulting Agreement dated May 1, 2011(7)

10.26	Share Issuance Agreement dated October 23, 2011(8)

10.27	Employment Agreement between Propell and John Huemoeller II dated March 4, 2013(10)

10.28	License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited(11)

10.29	Consulting Agreement between the Company and John Zotos dated March 1, 2013(11)

10.30	Credit Agreement between Novas Energy (USA), Inc. dated April 23, 2013(12)

10.31	Securities Purchase Agreement between the Company and Seaside 88 dated October 31, 2013(13)

10.32	Addendum to License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (14)

10.33	Securities Purchase Agreement for purchase of $750,000 of Series B Stock dated March 28, 2014 (14)

14.1	Code of Ethics (2)

21	List of Subsidiaries of the Registrant (14)

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(14)

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(14)

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(14)

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(14)

(1)	Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008

(2)	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009

(3)	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009, as amended Filed with the Securities and Exchange Commission on March 31, 2010

(4)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010

(5)	Incorporated by reference to the Company’s annual report on Form 10-K for the Year Ended December 31, 2010, as amended filed with the Securities and Exchange Commission on March 31, 2011

(6)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2011

(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011.

(8)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011

(9)	Incorporated herein by reference to the Company’s annual report on form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 31, 2012

(10)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2013

(11)	Incorporated herein by reference to the Company’s annual report on form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013

(12)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013

(13)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2013

(14)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL TECHNOLOGIES GROUP, INC.

By:	/s/ John Huemoeller II
John Huemoeller II
President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Date: April 7, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 7, 2014	By:	/s/ John Huemoeller II
John Huemoeller II President, Chief Executive Officer and Chief Financial Officer and Director(Principal Executive Officer and Principal Accounting Officer)

Date: April 7, 2014	By:	/s/ Mark Kalow
Mark Kalow Director

Date: April 7, 2014	By:	/s/ James Fuller
James Fuller Director

Date: April 7, 2014	By:	/s/ John Zotos
John Zotos
Director

Date: April 7, 2014	By:	/s/ Dan Steffens
Dan Steffens
Director

