Form 10-Q
period 2014-03-31
Propell Technologies Group, Inc.
filed 2014-05-15
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

(713) 227 - 0480

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 220,124,869 shares of common stock, $.001 par value per share, as of May 10, 2014.

PROPELL TECHNOLOGIES GROUP, INC.

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

  March 31, 2014

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	F-2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, respectively, and cumulative from inception (June 19, 2012 to March 31, 2014)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit as of June 19, 2012 (inception) to March 31, 2014	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, respectively, and cumulative from inception (June 19, 2012 to March 31, 2014)	F-5

Notes to the unaudited Condensed Consolidated Financial Statements	F-6–F-20

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(A Development Stage Enterprise)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets

Current Assets
Cash	$243,076	$28,423
Accounts receivable	77,000	-
Prepaid expenses and other current assets	18,646	17,104
Total Current Assets	338,722	45,527

Non-Current assets
Plant and Equipment, net	142,790	122,381
Intangibles, net	350,000	-
Deposits	2,200	2,200
Total non-current assets	494,990	124,581
Total Assets	$833,712	$170,108

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$170,980	$186,576
Accrued liabilities and other payables	213,811	60,093
Deferred revenue	123,777	-
Notes payable	3,000	3,000
Convertible notes payable, net	253,590	668,887
Derivative financial liabilities	65,042	237,799
Total Current Liabilities	830,200	1,156,355

Long Term Liabilities
Notes Payable	108,474	106,532
Convertible notes payable, net	206,407	181,519
Deferred revenue	87,083	-
Accrued liabilities and other payables	200,000	-
Total Long Term Liabilities	601,964	288,051

Total Liabilities	1,432,164	1,444,406

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 4,500,000 and 5,000,000 shares undesignated and unissued, respectively.	-	-
Series A-1 Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 3,887,500 issued and outstanding. (liquidation preference $311,000)	3,888	3,888
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 75,000 and 0 issued and outstanding (liquidation preference $900,000 and $0)	75	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 208,285,472 and 205,297,714 shares issued and outstanding, respectively.	208,286	205,298
Additional paid-in capital	6,017,767	3,910,188
Accumulated deficit	(6,828,468)	(5,393,672)
Total Stockholders' Deficit	(598,452)	(1,274,298)

Total Liabilities and Stockholders' Deficit	$833,712	$170,108

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

	Three months ended, March 31, 2014	Three months ended March 31, 2013	Cumulative from inception (June 19, 2012 to March 31, 2014)

Net Revenues	$16,583	$2,897	$110,945

Cost of Goods Sold	18,343	2,880	376,203

Gross (Loss)/Profit	(1,760)	17	(265,258)

Business development	-	514,175	535,175
Consulting fees	55,828	-	409,501
Research & development	-	18,052	38,145
Stock based compensation	625,397	249,045	2,282,670
Sales and Marketing	800	47,443	46,276
Professional Fees	43,652	101.456	250,234
General and administrative	161,886	20,468	527,733
Depreciation and amortization	4,591	-	33,684
Total Expenses	892,154	950,639	4,123,418

Loss from Operations	(893,914)	(950,622)	(4,388,676)

Other Income	-	4,866	49,287
Profit on disposal of assets and subsidiaries	-	-	1,225,592
Amortization of debt discount	(59,732)	-	(1,238,227)
Call option expense	-	-	(5,500)
Change in fair value of derivative liabilities	(338,477)	-	(576,276)
Interest Expense	(142,673)	(35,206)	(318,772)
	(540,882)	(30,340)	(863,896)

Loss before Provision for Income Taxes	(1,434,796)	(980,962)	(5,252,572)

Provision for Income Taxes	-	-	-

Net Loss	(1,434,796)	(980,962)	(5,252,572)

Deemed preferred stock dividend	(1,604,335)	-	(1,604,335)

Net loss to common stockholders	$(2,828,271)	$(980,962)	$(6,856,907)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	205,794,150	117,216,436

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(A Development Stage Enterprise)

FOR THE PERIOD JUNE 19, 2012 (INCEPTION) TO March 31, 2014

	Preferred Stock				Common Stock		Additional		Total
	Series A		Series B				Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of June 19, 2012 (Inception)	-	-	-	$-	-	$-	$-	$-	$-

Stock Issued	-	-	-	-	100,000,000	100,000	-	-	100,000
Contributed Capital	-	-	-	-	-	-	895	-	895
Dividends	-	-	-	-	-	-	(895)	(99,105)	(100,000)
Net loss for year ended December 31, 2012	-	-	-	-	-	-	-	(925)	(925)

Balance as of December 31, 2012	-	-	-	-	100,000,000	100,000	-	(100,030)	(30)

Contributed Capital	-	-	-	-	-	-	37,301	-	37,301
Recapitalization as a result of the reverse merger on February 4, 2013 with Novas Energy USA, Inc.	5,000,000	5,000	-	-	27,357,871	27,358	-	(1,476,791)	(1,444,433)
Equity based compensation	-	-	-	-	-	-	1,657,273	-	1,657,273
Conversion of preferred stock	(1,112,500)	(1,112)	-	-	11,125,000	11,125	(10,013)	-	-
Conversion of notes to common stock	-	-	-	-	65,781,633	65,782	2,027,229	-	2,093,011
Issuance of shares for services	-	-	-	-	400,000	400	71,600	-	72,000
Issuance of shares for call option	-	-	-	-	12,500	13	5,487	-	5,500
Issuance of common stock	-	-	-	-	620,710	621	121,310	-	121,931
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(3,816,851)	(3,816,851)

Balance as of December 31, 2013	3,887,500	3,888	-	-	205,297,714	205,298	3,910,188	(5,393,672)	(1,274,298)

Conversion of notes and accrued interest thereon to common stock	-	-	-	-	2,487,758	2,488	732,757	-	735,245
Subscription for Series B Convertible, Redeemable Preferred Stock	-	-	75,000	75	-	-	749,925	-	750,000
Issuance of shares for services	-	-	-	-	500,000	500	134,500	-	135,000
Equity based compensation	-	-	-	-	-	-	490,397	-	490,397
Net loss for the three months ended March 31, 2014	-	-	-	-	-	-	-	(1,434,796)	(1,434,796)

Balance as of March 31, 2014 (unaudited)	3,887,500	$3,888	75,000	$75	208,285,472	$208,286	$6,017,767	$(6,828,468)	$(598,452)

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

	Three months ended, March 31, 2014	Three months ended March 31, 2013	Cumulative from inception (June 19, 2012 to March 31, 2014)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,434,796)	$(980,962)	$(5,252,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,591	5,300	33,014
Amortization expense	-	400	800
Amortization of debt discount	59,732	68,900	1,238,227
Stock option compensation charge	490,397	195,014	2,147,670
Stock issued for services rendered	135,000	4,000	207,000
Stock based call option	-	-	5,500
Derivative financial liability	338,477	-	576,276
Gain on disposal of assets and subsidiaries	-	-	(1,225,592)
Changes in Assets and Liabilities
Accounts receivable	(77,000)	(10)	(76,968)
Prepaid expenses	(1,542)	(18)	(11,582)
Accounts payable	(15,597)	64,890	119,204
Accrued liabilities and other payables	3,717	14,070	(16,881)
Deferred revenue	210,860	-	210,860
Accrued interest	27,762	34,204	203,861
Cash Used in Operating Activities	(258,399)	(594,212)	(1,841,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,000)	(6,119)	(136,120)
Proceeds on disposal of assets and subsidiaries	-	-	1
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	(6,119)	(136,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	-	-	895
Proceeds on Series B Preferred stock issued	750,000	-	750,000
Proceeds on common stock issued	-	-	121,931
Repayment of notes	(351,948)	-	(351,948)
Proceeds from notes payable and advances	100,000	622,000	1,699,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	498,052	622,000	2,220,378

NET INCREASE IN CASH	214,653	21,669	243,076
CASH AT BEGINNING OF PERIOD	28,423	70	-
CASH AT END OF PERIOD	$243,076	$21,739	$243,076

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$1,500	$1,500
Cash paid for interest	$114,678	$-	$114,923

NON-CASH INVESTING AND FINANCING ACTIVITIES
Licenses acquired not yet paid for	$350,000	$-	$350,000
Assets acquired in reverse merger	$-	$2,658	$2,658
Liabilities acquired in reverse merger	$-	$1,447,091	$1,447,091
Contributed assets	$-	$37,301	$37,301
Conversion of debt to equity	$224,011	$-	$2,317,011
Conversion of interest on debt to equity	$-	$-	$70,386

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

The Company, through its wholly owned subsidiary, Novas, is an innovative technology and services company whose aim is to radically improve oil production by introducing modern and innovative technologies. Novas has a unique and patent pending, Plasma-Pulse Treatment (“PPT”) technology, which is a new Enhanced Oil Recovery methodology and process that has been developed to be environmentally friendly, mobile, time efficient and extremely cost effective. PPT has the potential to drive new and renewed revenue for energy producers and become a new standard for the entire petroleum industry.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2014 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2013.

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives and valuation of plant and equipment.

All amounts referred to in the notes to the unaudited consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiary in which it has a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements. The entities included in these unaudited consolidated financial statements are as follows:

Propell Technologies Group, Inc. – Parent Company

Nova Energy USA Inc.

c)	Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

d)	Contingencies

Certain conditions may exist as of the date the unaudited consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

The Company’s operations are carried out in the USA and Mexico. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the USA and Mexico and by the general state of those economies. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

No segmental information is presented as the Company has disposed of its historical virtual trading store business which had minimal revenues. The Company is focusing on developing its Novas Energy, Plasma Pulse Technology for the petroleum industry.

Revenues to date are insignificant.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2014 and December 31, 2013, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2014 and December 31, 2013, the balance did not exceed the federally insured limit.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2014.

k)	Inventory

The Company had no inventory as of March 31, 2014 and December 31, 2013.

l)	Plant and Equipment

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

m)	Intangibles

All of our intangible assets are subject to amortization. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

i)    License Agreements

License agreements acquired by the Company are reported at acquisition value less accumulated amortization and impairments.

ii)    Amortization

Amortization is reported in the income statement on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is five years which is the expected period for which we expect to derive a benefit from the underlying license agreements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

n)	Long-Term Assets

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

o)	Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

p)	Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded in operating expenses in the unaudited consolidated statement of operations.

q)	Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2014, there have been no interest or penalties incurred on income taxes.

r)	Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation (See Note 14, below).

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

s)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net loss.

t)	Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company, or own in aggregate, on a fully diluted basis 5% or more of the Company’s stock. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

3	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,434,796 during the three months ended March 31, 2014. As of March 31, 2014, the Company had an accumulated deficit of $6,828,468. The Company had a working capital deficiency of $491,478, including a non-cash derivative liability of $65,042 as of March 31, 2014. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

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

4	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Prepaid equipment rental	$2,300	$1,533
Prepaid insurance	11,767	10,848
Prepaid professional fees	3,733	4,144
Other	846	579
	$18,646	$17,104

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Capital work in progress	$130,000	$105,000
Furniture and equipment	26,643	26,643
Field equipment	16,120	16,120
Computer equipment	3,041	3,041
Total cost	175,804	150,804
Less: accumulated depreciation	(33,014)	(28,423)
Property and equipment, net	$142,790	$122,381

Depreciation expense was $4,591 and $5,300 for the three months ended March 31, 2014 and 2013, respectively.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

6	INTANGIBLES

Licenses

Novas licenses the “Plasma-Pulse Technology” from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended on March, 2014. The amended license agreement provides Novas with the exclusive right to develop, use, market and commercialize the Technology for itself and/or third parties, sublicense and provide services to third parties related to the Technology in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology.  The license is limited to the United States and Mexico.  It also provides that Novas will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico.   Revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. All royalty payments made by Novas as well as sublicensing revenue paid by Novas to the Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. Novas is obligated to pay a license fee of $150,000 on or prior to June 30, 2014 and an additional $200,000 on or prior to June 30, 2015 for the additional rights under the amended license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and Novas is responsible for costs of obtaining marketing approvals.   The Licensor has the right to terminate the license agreement upon Novas’ breach or default.  If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

Intangibles consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

License agreements	$350,000	$-
Website development	8,000	8,000
Total cost	358,000	8,000
Less: accumulated amortization	(8,000)	(8,000)
Intangibles, net	$350,000	$-

Amortization expense was $0 and $400 for the three months ended March 31, 2014 and 2013, respectively.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2014	$150,000
2015	700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
$3,850,000

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Short-term
Payroll liabilities	$58,631	$55,918
Accrued Royalties	1,758	1,758
License fees payable	150,000	-
Other	3,422	2,417
	213,811	60,093
Long-term
License fees payable	200,000	-

Total Accrued Liabilities and other payables	$413,811	$60,093

8	DEFERRED REVENUE

Deferred revenue is disclosed as follows:

	March 31, 2014	December 31, 2013

Short-term	$123,777	$-
Long-term	87,083	-
Total Deferred revenues	$210,860	$-

Novas entered into an agreement with a third party to provide oil recovery services in Mexico for an initial period of twenty four months, which may be extended at the option of Novas based upon the attainment of a minimum number of well treatments. The revenue invoiced in terms of this agreement consists of a limited time technology license fee, administrative fees, cost recovery fees and consumable usage fees. These fees, other than cost recovery fees, will be recognized over the initial term of the agreement, cost recovery fees are recognized as the expense is incurred.

9	NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2014 and December 31, 2013:

Description	Interest Rate	Maturity	March 31, 2014	December 31, 2013

Short-Term
Owl Holdings	-	-	$3,000	$3,000
Total Short-Term Notes Payable			3,000	3,000

Long-Term
JAZ-CEH Holdings, LLC	7.5%	October 31, 2015	105,000	105,000
Accrued interest			3,474	1,532
Total Long-Term Notes Payable			108,474	106,532

Total Notes Payable			$111,474	$109,532

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

JAZ-CEH Holdings, LLC

In October 2013, Novas Energy USA, Inc, entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bears interest at 7.5% per annum and matures on October 31, 2015.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

10	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consisted of the following as of March 31, 2014 and December 31, 2013:

Description	Interest Rate	Maturity	March 31, 2014	December 31, 2013

Dart Union	6%	On demand	$20,000	$20,000
Dart Union	6%	On demand	25,000	25,000
Dart Union	6%	On demand	20,000	20,000
Accrued Interest			5,183	4,221
Total Dart Union			70,183	69,221

JMJ Financial	12%	July 1, 2014	-	97,440
JMJ Financial	12%	September 25, 2014	-	64,960
JMJ Financial	12%	December 8, 2014	-	64,960
Unamortized debt discount, fees and interest expense			-	(36,306)
Total JMJ Financial			-	191,054

Asher Enterprises	8%	May 1, 2014	-	53,000
Asher Enterprises	8%	June 6, 2014	-	42,500
Asher Enterprises	8%	July 7, 2014	-	32,500
Accrued Interest			-	3,545
Total Asher Enterprises			-	131,545

Gel Properties	6%	August 1, 2014	-	52,500
Gel Properties	6%	June 1, 2014	-	-
Gel Properties	6%	August 1, 2014	50,000	-
Accrued Interest			608	1,320
Total Gel Properties			50,608	53,820

Vista Capital Investments	12%	September 4, 2014	-	30,800
Vista Capital Investments	12%	December 18, 2014	-	30,800
Unamortized debt discount and interest expense			-	(9,544)
Total Vista Capital Investments			-	52,056

LG Capital Funding, LLC	12%	June 20, 2014	-	63,448
Unamortized debt discount and interest expense			-	(14,269)
Total LG Capital Funding, LLC			-	49,179

Tonaquint, Inc.	10%	October 11, 2014	155,650	155,650
Unamortized debt discount and interest expense			(22,851)	(33,638)
Total Tonaquint, Inc.			132,799	122,012

Total Short-Term Notes Payable			$253,590	$668,887

Dart Union

The convertible notes payable to Dart Union consist of three convertible notes in the aggregate principal amount of $65,000. These notes are unsecured, bear interest at the rate of six percent (6%) per annum and are repayable on demand. The notes are convertible at a conversion price equal to the higher of $0.05 per share or a 50% discount to the 3-day average closing price of the Company’s Common Stock for the three (3) business days immediately preceding the date of a conversion request from the holder.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

10	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

JMJ Financial

On July 1, 2013, the Company borrowed $75,000 from JMJ Financial (“JMJ”) pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $10,440, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $12,000 and were added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on July 1, 2014.

On January 7, 2014, January 21, 2014, February 10, 2014 and February 27, 2014, the $75,000 borrowed on July 1, 2013, including interest, original issue discount and fees, amounting to $97,440, was converted into an aggregate of 1,045,179 Common shares of the Company at an average issue price of $0.09 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

On September 26, 2013, the Company borrowed $50,000 from JMJ pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $6,960, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $8,000 and were added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on September 25, 2014.

On March 26, 2014, the funds of $50,000 borrowed on September 26, 2013, including interest, original issue discount and fees, amounting to a total of $64,960, was converted into 721,778 Common shares of the Company at an issue price of $0.09 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

On December 9, 2013, the Company borrowed $50,000 from JMJ pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $6,960, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $8,000 and were added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on December 8, 2014.

On March 6, 2014, the funds of $50,000 borrowed on December 9, 2013, including interest, original issue discount and fees, amounting to a total of $64,960, was repaid for $58,000 before the once-off interest charge of $6,960 came into effect.

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

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

10	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

Asher Enterprises (continued)

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

Gel Properties

On July 30, 2013, the Company issued a convertible note, face value $52,500, in exchange for $50,000 cash, net of $2,500 in legal fees. The note is convertible into common stock of the Company and bears interest at the rate of 6% per annum, which interest is payable in common stock, and matures on August 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, is 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder may only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act of 1933. Payments of interest (in common stock pursuant to the formula outlined above) are made upon demand by the holder at any time in the holder’s discretion following the expiration of the requisite Rule 144 holding period. The note is redeemable by the Company at any time within 6 months from the date of issuance, July 30, 2013, at a 20% premium over the principal amount due within the first 30-days, which premium escalates by 3% every 30 days to a maximum of 35%.

On February 10, 2014, the unsecured promissory note issued to Gel Properties on July 30, 2013 with a face value of $52,500, was repaid for $72,538, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

10	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

Gel Properties (continued)

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

On January 16, 2014, the two $50,000 “back end” notes were exercised for proceeds of $95,000, net of $5,000 in legal fees.

On March 11, 2014, one of the two $50,000 secured “back end” promissory note exercised on January 16, 2014, was repaid for $62,950, inclusive of interest and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

Subsequent to the three months ended March 31, 2014, on April 11, 2014, the second $50,000 secured “back end” promissory note was repaid for $65,708, inclusive of interest and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

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

On March 12, 2014, the funds of $25,000 borrowed on September 5, 2013, including interest, original issue discount and fees, amounting to a total of $30,800, was converted into 366,667 Common shares of the Company at an issue price of $0.084 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

On December 19, 2013, the Company borrowed $25,000 from Vista pursuant to an unsecured convertible promissory note. The terms of the note provided for a once-off interest charge of 12% amounting to $3,300 added to the face value of the note. In addition, the note has an original issue discount of 10% of the amount advanced which amounted to $2,500 and was added to the face value of the note. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.33 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on December 18, 2014. The holder shall not exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Note is redeemable by the Company within 90 days of the issuance date, after a 10 day notice period, in which notice period the holder may still elect to exercise the conversion feature of the note, at a premium over the principal amount due of 50%, plus any interest earned thereon. As long as the note is outstanding, the holder, at its option, has the right to adopt any future, more favorable financing or conversion terms on any subsequent financings conducted by the Company or any of its subsidiaries.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

10	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

Vista Capital Investments (continued)

On March 17, 2014, the funds of $25,000 borrowed on December 19, 2013, including interest, original issue discount and fees, amounting to a total of $30,800, was converted into 354,023 Common shares of the Company at an issue price of $0.087 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

Vista may make further advances under the promissory note up to $250,000 (net $225,000 after an original issue discount of 10% or $25,000). Each note matures one year from the date of advance.

LG Capital Funding, LLC

On October 10, 2013, the Company received, a net $45,000 from LG Capital Funding, LLC (“LG”), after the payment of a $5,000 commission to a third party and legal fees amount to $1,500, pursuant to an unsecured convertible promissory note with a face value of $51,500. The terms of the note provided for an original issue discount of 10% amounting to $5,150 and no interest charge for 90 days, thereafter a once-off interest charge of 12% amounting to $6,798 will be added to the face value of the note. . The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matures on June 20, 2014. The holder shall not exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Convertible Note is redeemable by the Company within 90 days of the issuance date, after a 3 day notice period, in which notice period the holder may still elect to exercise the conversion feature of the note, at a premium over the principal amount due of 22%, plus any interest earned thereon, subject to the holders approval. The conversion price of the note has anti-dilutive provisions which will reduce the cap on the conversion price for any subsequent share issuances in certain circumstances. The Company has certain covenants which restrict it from the following; i) payment of dividends or other distributions, in cash or otherwise; ii) restrictions on stock repurchases; iii) the incurrence of debt other than in the ordinary course of business or to repay the note or borrowings not exceeding $1,000,000; iv) the sale of a significant portion of the assets outside of the ordinary course of business; and v) lend money unless committed to prior to this note, made in the ordinary course of business or in excess of $100,000, without the note holders consent.

On March 31, 2014, the unsecured promissory note issued to LG with a face value of $51,500 was repaid for $95,172, inclusive of interest, original issue discounts and early settlement penalty accrued thereon. The Company has no further obligations under this note.

Tonaquint, Inc.

On October 11, 2013, the Company received, a net $112,500 from Tonaquint, Inc. (“Tonaquint”), after the payment of a $12,500 commission to a third party, pursuant to a convertible promissory note, with a one-year maturity and a face value of $141,500, inclusive of an original issue discount and fees amounting to $16,500. There was no interest charge for the first 90 days and thereafter a once-off interest charge of 10% amounting to $14,150 was added to the face value of the note. The note is convertible into common stock six months after the issue date, at the holder’s option, in whole or in part, at a conversion price equal to 60% of the lowest trade price in the 25 trading days prior to conversion. The holder shall not exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. The Convertible Note is redeemable by the Company within 90 days of the issuance date at no penalty.

Subsequent to the three months ended March 31, 2014, on April 11, 2014 and May 1, 2014, Tonaquint converted $40,000 of the note outstanding of $155,650 borrowed on October 11, 2013, including interest, original issue discount and fees into 323,183 Common shares of the Company at an average issue price of $0.12 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

11	DERIVATIVE FINANCIAL LIABILITY

Certain of the short-term convertible notes disclosed in note 10 above, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was valued at $207,186 at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability is re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred or the convertible debt is converted into equity.

The value of the derivative financial liability was re-assessed during the three months ended March 31, 2014 and as of March 31, 2014 resulting in a net charge to the unaudited consolidated statement of operations of $338,478 for the three months ended March 31, 2014.

	March 31, 2014	December 31, 2013

Opening balance	$237,799	$-
Conversion of derivative liability for stock issued at a discount	(511,234)	-
Fair value adjustments to derivative financial liability	338,477	237,799
	$65,042	$237,799

The following assumptions were used in the Black-Scholes valuation model:

	Three months ended March 31, 2014	Year ended December 31, 2013
Stock price over the period	$0.15 – $0.46	$0.20 –$ 0.94
Risk free interest rate	0.11% to 0.13%	0.09% to 0.16%
Expected life of short-term notes payable	1 to 10 months	8 to 12 months
Expected volatility	117.66%	114.14%
Expected dividend rate	0%	0%

12	LONG-TERM CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consisted of the following as of March 31, 2014 and December 31, 2013:

Description	Interest Rate	Maturity	March 31, 2014	December 31, 2013

Notes payable	6%	November 19, 2017	$388,875	$388,875
Accrued interest			100,568	95,124
Unamortized debt discount			(283,036)	(302,480)
Total long-Term Convertible Notes Payable			$206,407	$181,519

The convertible notes payable consist of notes issued to a number of private principals (“the Notes”). The Notes bear interest at the rate of 6% per annum and are due on November 19, 2017. The Notes are convertible into common stock at a fixed conversion price of $0.02 per share.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

13	STOCKHOLDERS’ DEFICIT

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and outstanding 208,285,472 shares of common stock as of March 31, 2014.

The following common shares were issued by the Company during the three months ended March 31, 2004:

i)	an aggregate of 2,487,647 shares of Common Stock to convertible note holders upon conversion of an aggregate of $735,234 of short and long-term convertible notes, inclusive of certain interest and, mark-to –market derivative adjustments of $511,234 thereon, at an average share price of $0.30 per share

ii)	an aggregate of 500,000 Common shares issued to a consultant for services to be performed at an average issue price of $0.27 per share, the market value of our common stock when the shares were issued.

iii)	an aggregate of 111 Common shares issued to convertible note holders upon the conversion of $11 of accrued interest at an issue price of $0.10 per share.

b)	Preferred Stock

The Company has 10,000,000 authorized preferred shares with a par value of $0.001 each with 5,000,000 preferred shares designated as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), with 3,887,500 Series A-1 Shares issued and outstanding. On March 14, 2014, the Company amended its articles of incorporation by designating 500,000 of the remaining 5,000,000 undesignated preferred shares as Series B Convertible Redeemable Preferred Stock (“Series B Shares”). The remaining 4,500,000 preferred shares remain undesignated.

i)	Series A-1 Convertible Preferred Stock

The rights, privileges and preferences of the Series A-1 Shares are summarized as follows;

Conversion

Each Series A-1 Share has the following conversion rights:

(a)	Each share of the Series A-1Shares is convertible into ten shares of Common Stock.

(b)	There shall be no adjustment made to the conversion ratio of the Series A-1 Shares for any stock split, stock dividend, combination, reclassification or other similar event.

Company Redemption

The Series A-1Shares are non-redeemable by the Company.

Voting Rights

Each holder of Series A-1 Shares is entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to that number of votes equal to the number of shares of Common Stock into which such holder’s shares of Series A-1 Shares could then be converted.

Dividends

Until such time that any dividend is paid to the holders of Common Stock, the holders of Series A-1 Shares shall be entitled to a dividend in an amount per share equal to that which such holders would have been entitled to receive had they converted all of the shares of Series A-1 Shares into Common Stock immediately prior to the payment of such dividend

Liquidation Preference

Each share of Series A-1 Shares is entitled to a liquidation preference of $.08 per share

No Circumvention

The approval of the holders of at least 2/3 (66.6%) of the outstanding shares of the Series A-1 Shares, voting together separately as a class, is required for:

(a)	the merger, sale of all, or substantially all of the assets or intellectual property, recapitalization, or reorganization of the Company;

(b)	the authorization or issuance of any equity security having any right, preference or priority superior to or on a parity with the Series A-1 Shares;

(c)	the redemption, repurchase or acquisition of any of the Company’s equity securities or the payment of any dividends or distributions thereon;

(d)	any amendment or repeal of the Company’s Articles of Incorporation or Bylaws that would have an adverse affect on the rights, preferences or privileges of the Series A-1 Shares; and

(e)	the making of any loan or advance to any person except in the ordinary course of business.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

13	STOCKHOLDERS’ DEFICIT (continued)

ii)	Series B Convertible Preferred Stock

The rights, privileges and preferences of the Series B Shares are summarized as follows:

Conversion

The holders of the Series B Preferred Shares shall have conversion rights as follows:

(a)	Each share of the Series B Shares shall be convertible at any time prior to the issuance of a redemption notice by the Company into such number of shares of Common Stock by dividing the Stated value ($10) of the Series B Share by $0.10 and shall be subject to adjustment for dividends or distributions made in common stock, the issue of securities convertible into common stock, stock splits, reverse stock splits, or reclassifications of common stock. No adjustments will be made to the conversion rights or conversion price for any reorganization other than to be entitled to receive the same benefits as if the shares were converted immediately prior to such reorganization. No conversion will take place if the holder of the Series B Shares will beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after conversion. As of the date hereof, each Series B Share converts into 100 shares of common stock.

(b)	The conversion right of the holders of Series B Shares shall be exercised by the surrender of the certificates representing shares to be converted to the Company, accompanied by written notice electing conversion.

(c)	No fractional shares of Common Stock or script shall be issued upon conversion of Series B Shares. The Company shall pay a cash adjustment in respect to such fractional interest based upon the fair value of a share of Common Stock, as determined in good faith by the Company’s Board of Directors.

(d)	All shares of Common Stock issued upon conversion of Series B Shares will upon issuance be validly issued, fully paid and non-assessable. All certificates representing Series B Shares surrendered for conversion shall be appropriately canceled on the books of the Company and the shares so converted represented by such certificates shall be restored to the status of authorized but unissued shares of preferred stock of the Company.

Company Redemption

The Company shall have the right, at any time after the date the Series B Shares have been issued, to redeem all or a portion of any Holder's Series B Shares at a price per Series B Share equal to the issue price per Series B Share multiplied by 120%.

Voting Rights

Each holder of Series B Shares shall be entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to votes equal to the number of shares of Common Stock into which Series B Shares could be converted, and the holders of shares of Series B Shares and Common Stock shall vote together as a single class on all matters submitted to the stockholders of the Company.

Dividends

(a)	The holders of the Series B Shares shall be entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year (“Dividend Date”). Such dividends shall accrue on any given share from the day of original issuance of such share. Such dividends shall be cumulative, whether or not declared by the Board of Directors, but shall be non-compounding.
(b)	Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share.

(c)	Nothing contained herein shall be deemed to establish or require any payment or other charges in excess of the maximum permitted by applicable law.

(d)	In the event that pursuant to applicable law or contract the Company shall be prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares shall be entitled, the cash amount available pursuant to applicable law or contract shall be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares shall be payable in cash.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

13	STOCKHOLDERS’ DEFICIT (continued)

ii)	Series B Convertible Preferred Stock (continued)

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Shares shall be entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of any other preferred stock of the Company and subordinate to any distribution to the Series A-1 Shares, and prior and in preference to any distribution of any assets of the Company to the holders of the Common Stock, the amount of 120% of the issue price per share.

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

The proceeds received above, were primarily used to settle the following convertible notes outstanding (Refer note 10 above):

i.	On February 7, 2014, the unsecured promissory note issued to Asher Enterprises on July 29, 2013 with a face value of $53,000, was repaid for $73,687, inclusive of interest, fees and an early settlement penalty accrued thereon.

ii.	On February 10, 2014, the unsecured promissory note issued to Gel Properties on July 30, 2013 with a face value of $52,500, was repaid for $72,538, inclusive of interest, fees and an early settlement penalty accrued thereon.

iii.	On February 21, 2014, the unsecured promissory note issued to Asher Enterprises on September 4, 2013 with a face value of $42,500 was repaid for $58,884, inclusive of interest, fees and an early settlement penalty accrued thereon.

iv.	On March 6, 2014, the funds of $50,000 borrowed from JMJ Financial on December 9, 2013, including interest, original issue discount and fees, amounting to a total of $64,960, was repaid for $58,000 before the once-off interest charge of $6,960 came into effect.

v.	On March 11, 2014, one of the two $50,000 “back end” promissory notes issued to GEL Properties and exercised on January 16, 2014, was repaid for $62,950, inclusive of interest and an early settlement penalty accrued thereon.

vi.	On March 28, 2014, the unsecured promissory note issued to Asher Enterprises on October 3, 2013 with a face value of $32,500 was repaid for $45,086, inclusive of interest, fees and an early settlement penalty accrued thereon.

vii.	On March 31, 2014, the unsecured promissory note issued to LG Capital Funding, LLC, with a face value of $51,500 was repaid for $95,172, inclusive of interest, original issue discounts and early settlement penalty accrued thereon.

viii.	Subsequent to the three months ended March 31, 2014, on April 11, 2014, the second $50,000 “back end” promissory note issued to GEL Properties was repaid for $65,708, inclusive of interest and an early settlement penalty accrued thereon.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

13	STOCKHOLDERS’ DEFICIT (continued)

c)	Stock Option Plan

The Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to 5,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. After the reverse stock split in August 2012, a total of 100,000 shares were available for grant. Subsequent to the reverse split the Board of Directors approved an increase in the number of awards available for grant to 2,100,000 shares. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At March 31, 2014 and December 31, 2013, there were 452,960 options issued and outstanding, respectively, under the Stock Plan. In addition, the Company issued 11,000,000 options to two of its Officers which are not covered under this plan (see section d) – “Non-Plan Stock Options” for further description of these options)

The vesting provisions for these stock options have various terms as follows:

•	Monthly, over one to three years
•	Immediately, upon grant

No options were issued during the current period.

d)	Non-Plan Stock Options

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

The following assumptions were used to value the plan and non-plan options issued using the Black-Scholes valuation model:

Year ended December 31, 2013
Stock price over the period	$0.50 –$ 0.65
Risk free interest rate	1.41% to 2.71%
Expected life of options	5 to 10 years
Expected volatility	127.99% to 150.0%
Expected dividend rate	0%

In the event of the employees termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately. The Company has recorded an expense of $490,397 and $1,657,273 for the three months ended March 31, 2014 and the year ended December 31, 2013 relating to options issued.

F- 22

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

13	STOCKHOLDERS’ DEFICIT (continued)

The options outstanding and exercisable at March 31, 2014 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$25.00	2,500	4.10 years	$25.00	2,500	$25.00	4.10 years
$13.50	5,480	5.21 years	$13.50	5,480	$13,50	5.21 years
$12.50	2,000	6.54 years	$12.50	2,000	$12.50	6.54 years
$8.50	30,500	7.25 years	$8.50	28,793	$8.50	7.25 years
$5.00	14,800	7.55 years	$5.00	12,400	$5.00	7.55 years
$0.25	11,000,000	3.93 years	$0.25	5,729,174	$0.25	3.93 years
$0.65	55,386	8.94 years	$0.65	55,386	$0.65	8.94 years
$0.63	57,144	4.25 years	$0.63	57,144	$0.63	4.25 years
$0.51	285,150	4.37 years	$0.51	213,864	$0.51	4.37 years

	11,452,960	3.99 years	$0.30	6,106,741	$0.31	3.99 years

No options were granted for the three months ended March 31, 2014. During the year ended December 31, 2013, awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2013 to March 31, 2014 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2013	55,280	$5.00 to 25.00	$8.49
Granted – plan options	397,680	0.51 to 0.65	0.54
Granted – non plan options	11,000,000	0.25	0.25
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2013	11,452,960	$0.25 to 25.00	$0.30
Granted – plan options	-	-	-
Granted – non plan options	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2014	11,452,960	$0.25 to 25,00	0.30

Stock options outstanding as of March 31, 2014 as disclosed in the above table, have an intrinsic value of $220,000.

e)	Warrants

The warrants outstanding and exercisable at March 31, 2014 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$0.30	375,000	4.59 years	$0.30	375,000	$0.30	4.59

No warrants were granted for the three months ended March 31, 2014.

F- 23

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2014 and 2013, respectively, all stock options and warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three months ended March 31, 2014 (Shares)	Three months ended March 31, 2013 (Shares)

Options to purchase shares of common stock	11,452,960	11,110,666
Warrants to purchase shares of common stock	375,000	-
Convertible preferred Series A-1 shares	38,875,000	43,125,000
Convertible preferred Series B shares	7,500,000	-
Convertible long term notes	19,443,750	75,000,000
Convertible short term notes*	-	1,300,000
	77,646,710	130,535,666

* Convertible short term notes have variable conversion pricing dependent upon share prices prior to conversion, see note 10 above.

As of March 31, 2014, short term notes with a principal amount outstanding of $273,650 are convertible into common shares at rates ranging from 50% to 65% of average trading prices immediately prior to conversion. The closing share price as of March 31, 2014 was $0.27. Certain of these short-term notes, with a principal amount outstanding of $65,000 have a floor conversion price of $0.05 per share. The remainder of the short-term notes do not have a floor or a capped conversion price.

15	RELATED PARTY TRANSACTIONS

There are no material or disclosable related party transactions.

16	COMMITMENTS AND CONTINGENCIES

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

It is unlikely that the common stock will be issued to this IR Entity due to the non-performance of its obligations under the agreement.

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

The Company leases approximately 2,300 square feet of office space in Houston, Texas for a one year lease which started February 1, 2013 and expires September 30, 2014 for $2,200 per month.

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
$3,850,000

F- 24

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UUNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

17	SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2014, effective April 1, 2014, an aggregate of 12,691,387 shares of Common Stock were issued to note holders upon conversion of $272,000 of convertible notes, inclusive of interest thereon of $22,877, at an average conversion price of $0.02 per share.

Subsequent to the three months ended March 31, 2014, on April 11, 2014 and May 1, 2014, Tonaquint converted $40,000 of the $155,650 borrowed on October 11, 2013, including interest, original issue discount and fees, into 323,183 Common shares of the Company at an average issue price of $0.124 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as set forth above.

F- 25

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

In August 2013, we signed one Oil Services Revenue Sharing Agreement to treat up to ten wells in Creek County Oklahoma and thus far have treated four wells under the agreement, which four wells are included in the twenty seven oil wells mentioned above. The agreement provides that Novas pays for all expenses related to the treatment and is reimbursed for such expenses from the initial funds received from the increase in production until Novas’ expenses are paid in full and then Novas will receive 49% of the increased oil production revenue for a twelve month period after treatment of the wells. We received revenue from these treated wells in the fourth quarter of 2013. We also completed treatment of three wells in Oklahoma for a service fee.

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

To date we have financed our operations, from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $6,617,608 through March 31, 2014and there can be no assurance that we will be able to achieve profitability.

Our fiscal year end is December 31.

History

Propell Technologies Group, Inc. (f/k/a Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, we acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of our Common Stock to the members of Mountain Capital, LLC and a total of 2,721 shares of our Common Stock to the members of AUL (the shares referenced above are in pre-split amounts, that is prior to our 50-to-1 reverse split in August 2012). In 2010 AUL and AMS were dissolved.  In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated and effective December 31, 2014, we disposed of our interest in CMI for nominal consideration.  On July 6, 2012, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 5,000,000 shares as Series A-1 Convertible Preferred Stock.  On August 17, 2012, we filed an amendment to our Certificate of Incorporation, which increased the number of shares of our authorized Common Stock to 500,000,000 shares, effectuated a 50:1 reverse split of the number of shares of our outstanding Common Stock and changed our name to Propell Technologies Group, Inc. On February 4, 2013, we acquired all of the outstanding shares of Novas and Novas became our wholly owned subsidiary. Effective December 31, 2013, we discontinued our e-commerce line of business. On March 14, 2014, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 500,000 shares as Series B Convertible Preferred Stock.

Recent Developments

During the three months ended March 31, 2014, we have raised $850,000 as follows:

·	We raised $100,000 through the exercise of two $50,000 “back-end” notes issued to GEL Properties. The notes bear interest at 6% per annum and are repayable on June 1, 2014 and August 1, 2014.

·	We raised $750,000 pursuant to an agreement entered into with an individual whereby we sold he acquired 75,000 Series B preferred shares at an issue price of $10 per share for net proceeds of $750,000. These proceeds were primarily used to settle short-term convertible notes for aggregate proceeds of $532,025, including interest, early settlement penalties, fees and original issue discounts thereon.

In terms of conversion notices received from convertible short-term note holders, 2,487,647 shares of Common Stock were issued upon the conversion of an aggregate of $735,234 of convertible notes, inclusive of interest and mark-to-market derivative adjustments at an average market price of $0.30 per share.

Subsequent to the three months ended March 31, 2014, a further 12,691,387 shares of Common Stock were issued to note holders upon conversion of $272,000 of convertible notes, inclusive of interest thereon of $22,877, at a conversion price of $0.02 per share.

Subsequent to the three months ended March 31, 2014, a further 323,183 shares were issued upon the conversion of $40,000 of short-term convertible notes at an average issue price of $0.124 per share.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of March 31, 2014 and March 31, 2013, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended March 31, 2014 and March 31, 2013

Net revenues

Net revenues were $16,583 and $2,897 for the three months ended March 31, 2014 and 2013 respectively, an increase of $13,686 or 472.4%. Revenue in the current year consists of the amortization of a once off licensing fee and initial set up revenues for the well treatment project undertaken in Mexico. We have deferred revenues of $210,860 which we expect to recognize over the next twenty three month period which relates to a limited time technology license fee, administrative fees, cost recovery fees and consumable usage fees in terms of an agreement entered into for the treatment of wells in Mexico. Revenue in the prior year consists of revenue earned on e-commerce sales. The e-commerce line of business was disposed of effective December 31, 2013.

Cost of goods sold

Cost of goods sold was $18,343 and $2,880 for the three months ended March 31, 2014 and 2013, respectively, an increase of $15,463 or 536.9%. Cost of goods during the current year, sold primarily represents non-recoverable set up fees including engineering costs and travel costs incurred on the Mexico project, offset by cost recovery fees charged to our customer, while cost of goods sold in the prior year represents costs incurred in our e-commerce business which was disposed effective December 31, 2013 to enable us to focus on our oil recovery business.

Gross (loss)/profit

Gross (loss)/profit was $(1,760) and $17 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $1,777. This primarily represents set up expenditure incurred on our Mexico project which are not initially recoverable from the project.. The prior year gross profit of $17 is derived from the e-commerce business which was sold effective December 31, 2013.

Total expenses

Total expenses were $892,154 and $950,639 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $58,485 or 6.2%. Total expenses consisted primarily of the following:

•	Stock based compensation expense of $625,397 and $249,045 for the three months ended March 31, 2014 and 2013, respectively, an increase of $376,352. This increase represents an increase in amortization of stock option costs primarily for options issued to our CEO and a director during March in the prior year. The current year stock based compensation expense includes $135,000 for management consulting services;

•	Business development expenditure of $514,575 incurred in the prior year whilst conducting the reverse merger with Propell Corporation;

•

General and administrative expenditure of $161,886 and $20,468 for the three months ended March 31, 2014 and 2013, respectively, an increase of $141,418 or 690.9%. This represents the increase in normal business activity whilst conducting our oil recovery business and includes administrative expenses such as rent, travel expenditure, investor relations expenditure and other general office expenses.

Other income

Other income in the prior year amounted to $4,866 and is immaterial.

Amortization of debt discount

Amortization of debt discount of $59,732 during the current year represents the amortization of debt discount on the remaining long term notes, the accelerated amortization of $33,037 on short-term convertible notes which were converted to equity or repaid during the three month period and the normal amortization of 7,250 on short-term convertible notes payable.

Change in fair value of derivatives

The change in fair value of derivative liabilities includes a charge of $511,234 representing the mark-to-market of equities issued to short-term convertible note holders who converted their debt into equity at deeply discounted prices based on variable pricing options. This charge was offset by the mark-to-market credit of $178,561 on the remaining short-term convertible notes.

Interest expense

Interest expense of $142,673 includes a penalty interest charge of $107,399 incurred on the early redemption of short term convertible notes before they converted into equity; and the accrual of interest on notes payable of $35,041 for the three months ended March 31, 2014, compared to an interest accrual of $35,206 for the prior year.

Net loss

The Company incurred a net loss of $1,434,796 and $980,962 for the three months ended March 31, 2014 and 2013, an increase of $453,834 or 46.2%, respectively and which consists primarily of the various revenue and expense categories discussed above.

A deemed preferred stock dividend of $1,604,335 has been disclosed in the statement of operations for the quarter ended March 31, 2014. This amount represents the in-the-money value of the conversion feature of the newly issued Series B Preferred stock as of the date of issue. These Series B Preferred shares are convertible into common stock at an exercise price of $0.10 per share. The valuation of this beneficial conversion feature was determined using a Black-Scholes valuation model.

Results of Operations Cumulative from Inception at June 19, 2012 to March 31, 2014

All operating revenues and expenditures prior to the reverse merger are excluded from the cumulative from inception results.

Net revenues

Net revenues were $110,945 from inception and consists of $26,285 of revenues earned from our discontinued e-commerce business, revenue of $68,077 from the treatment of wells and recovery of well treatment costs and $16,583 consisting of the amortization of a once off licensing fee and initial set up revenues for the well treatment project undertaken in Mexico. We have deferred revenues of $210,860 which we expect to recognize over the next twenty three month period which relates to a limited time technology license fee, administrative fees, cost recovery fees and consumable usage fees in terms of an agreement entered into for the treatment of wells in Mexico.

Cost of goods sold

Cost of goods sold was $376,203 and consists of cost of sales for our discontinued e-commerce business of $21,842, cost of sales of $354,361 related to well treatments and engineering costs, project specific rental costs, labor and other project related expenses. In addition to this a royalty expense of $1,758 has been accrued on royalty bearing revenues generated in the period since inception.

Gross loss

Gross loss was $(265,258) for the period since inception and represents a profit of $4,443 generated from the discontinued e-commerce business offset by a gross loss on the oil recovery business of $269,701. The loss is due to the recognition of all expenses on well treatment projects due to the uncertainty of recovering expenses on wells treated to date, partially offset by the amortization of once off revenues earned on the Mexico project of $16,583, discussed under revenues for the three months ended March 31, 2014 above.

Total expenses

Total expenses were $4,123,418 for the period since inception and are primarily made up as follows:

•	Stock based compensation expense of $2,282,670 for the period since inception, primarily due to the amortization of stock option expenditure and the fair market value of stock issued to consultants and advisors to the business.

•	Business development expenditure of $535,175 incurred in the prior year whilst conducting the reverse merger with Propell Corporation;

•	Consulting fees of $409,501 paid to business advisors for contract management services.

•	Professional fees of $250,234, consisting primarily of legal fees for public reporting purposes and for financing arrangements entered into, and

•	General and administrative expenditure of $527,733 which includes administrative expenses such as rent, travel expenditure, investor relations expenditure and other general office expenses.

Other income

Other income for the period since inception consists primarily of a gain of $44,125 realized on the release of an accrual for unpaid payroll liabilities which is not due and is longer required.

Profit on disposal of investments and assets

The profit on the disposal of the investment and assets, since inception, is made up of the following:

•	A profit of $34,321 resulting from the de-consolidation of Mountain Capital, LLC which was wound up several years ago;

•

The disposal of the entire shareholding in Crystal Magic, Inc to a third party for $1. This resulted in a gain of $1,186,685 consisting primarily of liabilities which are no longer reflected on the balance sheet of the Company; and

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

Amortization of debt discount

Amortization of debt discount of $1,238,227, since inception, represents the amortization of debt discount raised on convertible notes and the accelerated amortization of debt discount on notes payable which were converted into common stock during the period. The debt discount is amortized over a five year period, the term of the convertible notes, any conversion of these notes or redemption of these notes results in an immediate amortization of the remaining debt discount associated with the note concerned.

Change in fair value of derivatives

The change in fair value of derivative liabilities includes a charge of $511,234 representing the mark-to-market of equities issued to short-term convertible note holders who converted their debt into equity at deeply discounted prices based on variable pricing options. In addition to this, a net mark-to-market charge of $65,042was made on the remaining short-term convertible notes.

Interest expense

Interest expense of $318,772, for the period since inception, includes interest on both long-term and short-term notes, including penalty interest of $107,399 incurred on the early settlement of short-term convertible notes before conversion into equity. These notes earn interest at rats varying from 5% to 12% of the principal balance outstanding.

Net loss

The Company incurred a net loss of $5,252,572 for the period since inception, which consists primarily of the various revenue and expense categories discussed above.

A deemed preferred stock dividend of $1,604,335 has been disclosed in the statement of operations for the period since inception. This amount represents the in-the-money value of the conversion feature of the newly issued Series B Preferred stock as of the date of issue. These Series B Preferred shares are convertible into common stock at an exercise price of $0.10 per share. The valuation of this beneficial conversion feature was determined using a Black-Scholes valuation model.

Liquidity and Capital Resources

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
$3,850,000

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt

We have incurred an accumulated deficit of $6,828,468 for the period since inception through March 31, 2014 and incurred negative cash flow from operations since we started our business of $1,841,183. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. As of March 31, 2014 we had notes, outstanding of $571,471, including principal, interest and unamortized debt discounts. Subsequent to year end until May 10, 2014, we had converted notes in the principal amount of $312,000, including interest thereon into equity and had repaid notes in the principal amount of $50,000, including interest thereon. The Company does not currently have the resources to repay the remaining loans as they become due. The Notes outstanding include convertible notes outstanding in the principal amount of $297,525. The convertible Notes are convertible into common stock at varying discounts to closing trading prices prior to conversion (see notes 10 and 12 to the Notes to Financial Statements).

Notes payable consisted of the following as of April 30, 2014:

Description		Maturity	Principal outstanding at March 31, 2014	Converted to April 30, 2014	Raised/ (Repaid) to April 30, 2014	Principal outstanding at April 30, 2014

Non-Convertible notes

Short-term
Owl Holdings	-	On demand	$3,000	$-	$-	$3,000

Long-term
JAZ-CEH Holdings, LLC	7.5%	October 31,2015	105,000	-	-	105,000

Convertible notes

Short-term
Dart Union	6%	On demand	$20,000	(20,000)	-	-
Dart Union	6%	On demand	25,000	(25,000)	-	-
Dart Union	6%	On demand	20,000	(20,000)	-	-

Gel Properties (1)	6%	August 1, 2014	50,000	-	(50,000)	-

Tonaquint, Inc.	10%	October 11, 2014	155,650	(40,000)	-	115,650

Long -Term	6%
Various principals	6%	November 19, 2017	388,875	(207,000)	-	181,875

Total			$767,525	$(312,000)	$(50,000)	$405,525

Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next year. Our ability to continue and expand our business is dependent upon us raising additional funding in the near term. We continue to develop our oil recovery business and expect revenues to start improving as the technology gains acceptance.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2014 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls.

We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

1A. Risk Factors

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

Our condensed consolidated financial statements, report a loss from operations of $(893,914) and a net loss of $(1,434,796) for the three months ended March 31, 2014. Our consolidated audited financial statements, report a 2013 loss from operations of $(3,493,837) and a net loss of $(3,816,851). The opinion of our independent registered accounting firm on our audited financial statements as of and for the period ended December 31, 2013 for Propell was qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.  For the three months ended March 31, 2014, we had revenues of $16,583 primarily from the amortization of a once off licensing fee and other administrative and cost recovery fees and a net loss of $(1,434,796).  For the year ending December 31, 2013, we had net revenues of $94,362 from our oil recovery and our e-commerce business. For the year ending December 31, 2013, we sustained a net loss of $(3,816,851).  To date, we have not generated significant revenue from our Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

Our future plans and operations are dependent on our raising additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the year ended December 31, 2013 we raised a total of $1,721,431 from financing activities, of which we received $1,599,500 in net proceeds from the sale of our long term and short term notes, the majority of which have conversion options, the remaining $121,931 was raised by the issuance of equity securities. We have used the funds raised in our financings for working capital purposes. Subsequent to year end we raised an additional $750,000 in equity securities and a further $100,000 in convertible short term notes. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements.

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

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and natural gas include:

·	the level of supply and demand for oil and natural gas, especially demand for natural gas in the United States;

·	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

·	weather conditions and natural disasters;

·	worldwide political, military, and economic conditions;

·	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

·	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

·	the cost of producing and delivering oil and natural gas; and

·	potential acceleration of development of alternative fuels.

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

We may acquire properties upon which we believe recompletion activity will be successful. Recompletion or workovers on oil and natural gas wells involves numerous risks, including the risk that we will not encounter commercially productive oil or natural-gas reservoirs. The costs of recompleting, and operating wells are often uncertain, and operations may be curtailed, delayed, or canceled as a result of a variety of factors, including the following unexpected drilling conditions:

·	pressure or irregularities in formations
·	equipment failures or accidents

·	fires, explosions, blowouts, and surface cratering

·	difficulty identifying and retaining qualified personnel

·	title problems

·	other adverse weather conditions

·	shortages or delays in the delivery of equipment

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified material weaknesses in our internal controls with respect to our financial statement for the quarter ended March 31, 2014. Our management discovered insufficient controls over review and accounting for certain complex transactions and a lack of segregation of duties.

The design of monitoring controls used to assess the design and operating effectiveness of our internal controls is inadequate.

We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

·	price and volume fluctuations in the overall stock market;

·	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

·	the public’s response to our press releases or other public announcements, including our filings with the SEC;

·	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	introduction of technologies or product enhancements that reduce the need for our products;

·	market conditions or trends in our industry or the economy as a whole;

·	the loss of key personnel;

·	lawsuits threatened or filed against us;

·	future sales of our Common Stock by our executive officers, directors and significant stockholders; and

·	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

If we fail to meet the new eligibility requirements of the OTC Market Group, we will no longer be eligible to have our common stock quoted on the OTCQB

If we fail to maintain a minimum bid price of $.01 per share one day per each thirty consecutive days, our stock will no longer be eligible to be traded on the OTCQB and will be traded on the pink sheets. Effective May 1, 2014, the OTC Market Group implemented new eligibility standards for companies traded on the OTCQB that will be gradually phased in over a one year period. Investors of companies that do not meet the eligibility requirements will not have the benefit of the additional disclosure requirements of the OTCQB and trading may be more difficult.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the quarter

The following common shares were issued by the company during the three months ended March 31, 2004:

i)

an aggregate of 2,487,647 shares of Common Stock to convertible note holders upon conversion of an aggregate of $735,234 of short and long-term convertible notes, inclusive of certain interest and, mark-to –market derivative adjustments of $511,234 thereon, at an average share price of $0.30 per share. The exchange of the Common Stock for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933, as amended (“the Securities Act”).

ii)	an aggregate of 500,000 Common shares issued to a consultant for services to be performed at an average issue price of $0.27 per share, the market value of our common stock when the shares were issued.

iii)	an aggregate of 111 Common shares issued to convertible note holders upon the conversion of $11 of accrued interest at an issue price of $0.10 per share. The issue of Common Stock in exchange for the interest owed under the note is exempt from registration requirements under Section 3(a) (9) of the Securities Act.

On March 27, 2014, we entered into a Securities Purchase Agreement with an individual, pursuant to which the individual agreed to purchase and we agreed to sell 75,000 Series B Shares at an issue price of $10 per share for net proceeds of $750,000.

Subsequent to the three months ended March 31, 2014, effective April 1, 2014, an aggregate of 12,691,387 shares of Common Stock were issued to note holders upon conversion of $272,000 of convertible notes, inclusive of interest thereon of $22,877, at a conversion price of $0.02 per share. The exchange of the Common Stock for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act.

Subsequent to the three months ended March 31, 2014, on April 11, 2014 and May 1, 2014, Tonaquint converted $40,000 of the note outstanding of $155,650 borrowed on October 11, 2013, including interest, original issue discount and fees, into 323,183 Common shares of the Company at an average issue price of $0.124 per share (60% of the lowest trade price in the 25 trading days prior to conversion). The exchange of the Common Stock for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act.

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

Item 3. Defaults upon senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation Number	Exhibit
31.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

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

DATE: May 15, 2014	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)

	By:	/s/John W. Huemoeller II
John W. Huemoeller II, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

