Form 10-K/A
period 2013-12-31
Propell Technologies Group, Inc.
filed 2014-05-30
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K/A

Amendment No. 1 to Form 10-K

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of the voting and non-voting stock of the Company held by non-affiliates as of June 28, 2013 was approximately $72,719,849 based on the price per share of $.63, which is the price at which the common stock was last sold on that date.

The Registrant has 208,035,472 shares of common stock outstanding as of March 30, 2014.

Documents incorporated by reference: None

Explanatory Note:

This Form 10-K/A is being filed to correct the calculation of the aggregate market value of the voting and non-voting stock of the Company held by non-affiliates This amendment does not amend any other information previously filed in the Company’s 10-K for the year ended December 31, 2013. All references to the Company’s 10-K refer to the Company’s 10-K, as amended by this 10-K/A.

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

Date: May 30, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 30, 2014	By:	/s/ John Huemoeller II
John Huemoeller II President, Chief Executive Officer and Chief Financial Officer and Director(Principal Executive Officer and Principal Accounting Officer)

Date: May 30, 2014	By:	/s/ Mark Kalow
Mark Kalow Director

Date: May 30, 2014	By:	/s/ James Fuller
James Fuller Director

Date: May 30, 2014	By:	/s/ John Zotos
John Zotos
Director

Date: May 30, 2014	By:	/s/ Dan Steffens
Dan Steffens
Director