Form 10-Q
period 2014-06-30
Propell Technologies Group, Inc.
filed 2014-08-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 240,692,662 shares of common stock, $.001 par value per share, as of August 12, 2014.

PROPELL TECHNOLOGIES GROUP, INC.

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

June 30, 2014

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$364,197	$28,423
Accounts receivable	15,000	-
Prepaid expenses and other current assets	10,073	17,104
Total Current Assets	389,270	45,527

Non-Current assets
Plant and Equipment, net	183,758	122,381
Intangibles, net	332,500	-
Deposits	2,200	2,200
Total non-current assets	518,458	124,581
Total Assets	$907,728	$170,108
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$249,813	$186,576
Accrued liabilities and other payables	328,589	60,093
Notes payable	63,000	3,000
Convertible notes payable, net	44,418	668,887
Derivative financial liabilities	16,104	237,799
Total Current Liabilities	701,924	1,156,355
Long Term Liabilities
Notes Payable	110,464	106,532
Convertible notes payable, net	16,640	181,519
Accrued liabilities and other payables	200,000	-
Total Long Term Liabilities	327,104	288,051
Total Liabilities	1,029,028	1,444,406
Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 4,500,000 and 5,000,000 shares undesignated and unissued, respectively.	-	-
Series A-1 Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 3,887,500 issued and outstanding. (liquidation preference $311,000)	3,888	3,888
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 75,000 and 0 issued and outstanding (liquidation preference $900,000 and $0)	75	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 236,444,772 and 205,297,714 shares issued and outstanding, respectively.	236,445	205,298
Additional paid-in capital	7,663,078	3,910,188
Accumulated deficit	(8,024,786)	(5,393,672)
Total Stockholders' Deficit	(121,300)	(1,274,298)
Total Liabilities and Stockholders' Deficit	$907,728	$170,108

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended, June 30, 2014	Three months ended June 30, 2013	Six months ended, June 30, 2014	Six months ended June 30, 2013

Net Revenues	$68,425	$11,360	$85,008	$14,257

Cost of Goods Sold	83,682	8,267	102,025	11,147

Gross (Loss)/Profit	(15,257)	3,093	(17,017)	3,110

Business development	-	-	-	18,052
Consulting fees	31,397	-	87,225	-
Research & development	-	20,093	-	38,145
Stock based compensation	497,327	412,624	1,122,724	665,669
Sales and Marketing	3,283	1,402	4,083	48,845
Professional Fees	91,381	164,473	135,033	265,929
General and administrative	184,504	148,459	346,390	586,850
Depreciation and amortization	20,758	8,270	25,349	13,570
Total Expenses	828,650	755,321	1,720,804	1,637,060

Loss from Operations	(843,907)	(752,228)	(1,737,821)	(1,633,950)

Other Income	-	(21)	-	4,845
Amortization of debt discount	(269,196)	(84,287)	(328,927)	(153,187)
Change in fair value of derivative liabilities	(59,133)	-	(397,611)	-
Interest Expense	(24,082)	(37,814)	(166,755)	(73,020)
	(352,411)	(122,122)	(893,293)	(221,362)

Loss before Provision for Income Taxes	(1,196,318)	(874,350)	(2,631,114)	(1,855,312)

Provision for Income Taxes	-	-	-	-

Net Loss	(1,196,318)	(874,350)	(2,631,114)	(1,855,312)

Deemed preferred stock dividend	-	-	(1,604,335)	-

Net loss to common stockholders	$(1,196,318)	$(874,350)	$(4,235,449)	$(1,855,312)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	231,060,038	134,719,954	218,371,063	94,818,913

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD JANUARY 1, 2014 TO JUNE 30, 2014

	Preferred Stock				Common Stock		Additional		Total
	Series A		Series B				Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2014	3,887,500	$3,888	-	$-	205,297,714	$205,298	$3,910,188	$(5,393,672)	$(1,274,298)

Conversion of notes and accrued interest thereon to common stock	-	-	-	-	27,112,225	27,112	1,440,591	-	1,467,703
Subscription for Series B Convertible, Redeemable Preferred Stock	-	-	75,000	75	-	-	749,925	-	750,000
Issuance of shares in terms of a private placement	-	-	-	-	3,503,333	3,503	521,997	-	525,500
Issuance of shares for services	-	-	-	-	531,500	532	141,398	-	141,930
Share issue expenses	-	-	-	-	-	-	(81,815)	-	(81,815)
Equity based compensation	-	-	-	-	-	-	980,794	-	980,794
Net loss for the six months ended June 30, 2014	-	-	-	-	-	-	-	(2,631,114)	(2,631,114)
Balance as of June 30, 2014	3,887,500	$3,888	75,000	$75	236,444,772	$236,445	$7,663,078	$(8,024,786)	$(121,300)

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended, June 30, 2014	Six months ended June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,631,114)	$(1,855,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,849	13,170
Amortization expense	17,500	400
Amortization of debt discount	328,927	153,187
Stock option compensation charge	980,794	661,669
Stock issued for services rendered	141,930	4,000
Derivative financial liability	397,611	-
Changes in Assets and Liabilities
Accounts receivable	(15,000)	(862)
Prepaid expenses	7,031	(5,879)
Accounts payable	63,237	72,284
Accrued liabilities and other payables	118,496	-
Accrued interest	36,002	73,054
Cash Used in Operating Activities	(546,737)	(884,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(69,226)	(6,119)
NET CASH USED IN INVESTING ACTIVITIES	(69,226)	(6,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	-	911,500
Proceeds on Series B Preferred stock issued	750,000	-
Proceeds on common stock issued, net of issue expenses	443,685	-
Repayment of notes	(401,948)	-
Proceeds from notes payable and advances	160,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	951,737	911,500

NET INCREASE IN CASH	335,774	21,092
CASH AT BEGINNING OF PERIOD	28,423	70
CASH AT END OF PERIOD	$364,197	$21,162

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$1,500
Cash paid for interest	$130,753	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Licenses acquired not yet paid for	$350,000	$-
Assets acquired in reverse merger	$-	$2,658
Liabilities acquired in reverse merger	$-	$1,447,091
Contributed assets	$-	$37,301
Conversion of debt to equity	$746,000	$9,750
Conversion of interest on debt to equity	$102,397	$-

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and six months ended June 30, 2014 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2013.

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses, those related to revenue recognition and the allowance for doubtful accounts.

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

Propell Technologies Group, Inc. – Parent Company

Nova Energy USA Inc.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Contingencies

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

d)	Fair Value of Financial Instruments

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

e)	Risks and Uncertainties

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

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

f)	Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.

We have elected to adopt the provisions of this ASU early, accordingly all of the past disclosures and presentations on development stage accounting have been eliminated.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Reporting by Segment

No segmental information is presented as the Company has disposed of its historical virtual trading store business which had minimal revenues. The Company is focusing on developing its Novas Energy, Plasma Pulse Technology for the petroleum industry.

Revenues to date are insignificant.

h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2014 and December 31, 2013, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2014 the Federally insured limit was exceeded by $114,197, at December 31, 2013, the balance did not exceed the federally insured limit.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended June 30, 2014.

j)	Inventory

The Company had no inventory as of June 30, 2014 and December 31, 2013.

k)	Plant and Equipment

Plant and equipment is stated at cost, less accumulated depreciation. Plant and equipment with costs greater than $1,000 are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life
Office equipment and furniture	2 years
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease
Plant and equipment	2 to 3 years

The cost of repairs and maintenance is expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

l)	Intangibles

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

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

m)	Long-Term Assets

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2014, there have been no interest or penalties incurred on income taxes.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $2,631,114 during the six months ended June 30, 2014. As of June 30, 2014, the Company had an accumulated deficit of $8,024,786. The Company had a working capital deficiency of $312,654, including a non-cash derivative liability of $16,104 as of June 30, 2014. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

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

4	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Prepaid equipment rental	$-	$1,533
Prepaid insurance	7,686	10,848
Prepaid professional fees	2,072	4,144
Other	315	579
	$10,073	$17,104

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Capital work in progress	$170,720	$105,000
Furniture and equipment	26,643	26,643
Field equipment	19,626	16,120
Computer equipment	1,500	3,041
Total cost	218,489	150,804
Less: accumulated depreciation	(34,731)	(28,423)
Property and equipment, net	$183,758	$122,381

Depreciation expense was $7,849 and $13,170 for the six months ended June 30, 2014 and 2013, respectively.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	INTANGIBLES

Licenses

Novas licenses the “Plasma-Pulse Technology” from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended on March, 2014. The amended license agreement provides Novas with the exclusive right to develop, use, market and commercialize the Technology for itself and/or third parties, sublicense and provide services to third parties related to the Technology in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology. The license is limited to the United States and Mexico. It also provides that Novas will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. Revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. All royalty payments made by Novas as well as sublicensing revenue paid by Novas to the Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. Novas was obligated to pay an initial license fee of $150,000 on or prior to June 30, 2014, this fee was subsequently waived by the Licensor with effect from July 30, 2014, and an additional $200,000 on or prior to June 30, 2015 for the additional rights under the amended license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and Novas is responsible for costs of obtaining marketing approvals. The Licensor has the right to terminate the license agreement upon Novas’ breach or default. If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

Intangibles consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

License agreements	$350,000	$-
Website development	8,000	8,000
Total cost	358,000	8,000
Less: accumulated amortization	(25,500)	(8,000)
Intangibles, net	$332,500	$-

Amortization expense was $17,500 and $400 for the six months ended June 30, 2014 and 2013, respectively.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2015	700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
$3,700,000

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Short-term
Payroll liabilities	$75,104	$55,918
Accrued Royalties	1,758	1,758
License fees payable	150,000	-
Deferred Revenues payable on contract cancellation	100,000	-
Other	1,727	2,417
	328,589	60,093
Long-term
License fees payable	200,000	-

Total Accrued Liabilities and other payables	$528,589	$60,093

8	DEFERRED REVENUE

Novas entered into an agreement with a third party to provide oil recovery services in Mexico for an initial period of twenty four months, which may be extended at the option of Novas based upon the attainment of a minimum number of well treatments. The revenue invoiced in terms of this agreement consisted of a limited time technology license fee, administrative fees, cost recovery fees and consumable usage fees. These fees, other than cost recovery fees, were initially to be recognized over the initial term of the agreement, cost recovery fees were recognized as the expense was incurred.

On May 30, 2014 we cancelled this agreement due to the inability of the third party to execute under the agreement. We have reversed all deferred revenue and included in accrued liabilities an additional liability for $100,000 (Refer note 7 above), the amount that we have agreed to reimburse to the third party after deduction of the reasonable negotiated expenses we incurred under the project.

9	NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2014 and December 31, 2013:

Description	Interest Rate	Maturity	June 30, 2014	December 31, 2013

Short-Term
Owl Holdings	-	-	$3,000	$3,000
Strategic IR	-	-	60,000	-
Total Short-Term Notes Payable			63,000	3,000

Long-Term
JAZ-CEH Holdings, LLC	7.5%	October 31, 2015	105,000	105,000
Accrued interest			5,464	1,532
Total Long-Term Notes Payable			110,464	106,532

Total Notes Payable			$173,464	$109,532

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

Strategic IR

The notes payable advanced by strategic IR to the Company has no interest rate and is repayable on demand. This loan was repaid in full on July 2, 2014.

JAZ-CEH Holdings, LLC

In October 2013, Novas Energy USA, Inc, entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bears interest at 7.5% per annum and matures on October 31, 2015.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consisted of the following as of June 30, 2014 and December 31, 2013:

	Interest Rate	Maturity	June 30, 2014	December 31, 2013

Dart Union	6%	On demand	$-	$20,000
Dart Union	6%	On demand	-	25,000
Dart Union	6%	On demand	-	20,000
Accrued Interest			-	4,221
Total Dart Union			-	69,221

JMJ Financial	12%	July 1, 2014	-	97,440
JMJ Financial	12%	September 25, 2014	-	64,960
JMJ Financial	12%	December 8, 2014	-	64,960
Unamortized debt discount, fees and interest expense			-	(36,306)
Total JMJ Financial			-	191,054

Asher Enterprises	8%	May 1, 2014	-	53,000
Asher Enterprises	8%	June 6, 2014	-	42,500
Asher Enterprises	8%	July 7, 2014	-	32,500
Accrued Interest			-	3,545
Total Asher Enterprises			-	131,545

Gel Properties	6%	August 1, 2014	-	52,500
Gel Properties	6%	June 1, 2014	-	-
Gel Properties	6%	August 1, 2014	-	-
Accrued Interest			-	1,320
Total Gel Properties			-	53,820

Vista Capital Investments	12%	September 4, 2014	-	30,800
Vista Capital Investments	12%	December 18, 2014	-	30,800
Unamortized debt discount and interest expense			-	(9,544)
Total Vista Capital Investments			-	52,056

LG Capital Funding, LLC	12%	June 20, 2014	-	63,448
Unamortized debt discount and interest expense			-	(14,269)
Total LG Capital Funding, LLC			-	49,179

Tonaquint, Inc.	10%	October 11, 2014	48,150	155,650
Unamortized debt discount and interest expense			(3,732)	(33,638)
Total Tonaquint, Inc.			44,418	122,012

Total Short-Term Notes Payable			$44,418	$668,887

Dart Union

The convertible notes payable to Dart Union consisted of three convertible notes in the aggregate principal amount of $65,000. These notes were unsecured, bore interest at the rate of six percent (6%) per annum and were repayable on demand. The notes were convertible at a conversion price equal to the higher of $0.05 per share or a 50% discount to the 3-day average closing price of the Company’s Common Stock for the three (3) business days immediately preceding the date of a conversion request from the holder.

Effective April 1, 2014, the three convertible notes in the aggregate principal amount of $65,000 together with interest thereon of $5,183 totaling $70,183 were converted into 1,403,660 common shares at a conversion price of $0.02 per share.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Enterprise)

10	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

JMJ Financial

On July 1, 2013, the Company borrowed $75,000 from JMJ Financial (“JMJ”) pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $10,440, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $12,000 and were added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matured on July 1, 2014.

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

Asher Enterprises

On July 29, 2013, the Company issued an unsecured convertible note to Asher Enterprises with a face value of $53,000, in exchange for $50,000 cash, net of $3,000 in legal fees. The note was convertible into common stock of the Company and bore interest at the rate of 8% per annum, which interest was payable in cash or common stock, at the election of the holder, and matured on May 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon was 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder could only convert the note following the expiration of 180 days from the date of issuance, July 29, 2013. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note could be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty ranging from 112% to 135% of the balance outstanding, including interest thereon, dependent upon the age of the note.

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

On September 4, 2013, the Company issued an unsecured convertible note to Asher Enterprises with a face value of $42,500, in exchange for $40,000 cash, net of $2,500 in legal fees. The note was convertible into common stock of the Company and bore interest at the rate of 8% per annum, which interest was payable in cash or common stock, at the election of the holder, and matured on June 6, 2014. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon was 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder could only convert the note following the expiration of 180 days from the date of issuance, September 4, 2013. The holder was not entitled to any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note could be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty ranging from 112% to 135% of the balance outstanding, including interest thereon, dependent upon the age of the note.

On February 21, 2014, the unsecured promissory note issued to Asher Enterprises on September 4, 2013 with a face value of $42,500 was repaid for $58,884, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

On October 3, 2013, the Company issued an unsecured convertible note to Asher Enterprises with a face value of $32,500, in exchange for $30,000 cash, net of $2,500 in legal fees. The note was convertible into common stock of the Company and bore interest at the rate of 8% per annum, which interest was payable in cash or common stock, at the election of the holder, and matured on July 7, 2014. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon was 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder could only convert the note following the expiration of 180 days from the date of issuance, October 3, 2013. The holder was not entitled to any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note may be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty ranging from 112% to 135% of the balance outstanding, including interest thereon, dependent upon the age of the note.

On March 28, 2014, the unsecured promissory note issued to Asher Enterprises on October 3, 2013 with a face value of $32,500 was repaid for $45,086, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

Gel Properties

On July 30, 2013, the Company issued a convertible note, face value $52,500, in exchange for $50,000 cash, net of $2,500 in legal fees. The note was convertible into common stock of the Company and bore interest at the rate of 6% per annum, which interest was payable in common stock, and matured on August 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, was 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder could only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act of 1933. Payments of interest (in common stock pursuant to the formula outlined above) was to be made upon demand by the holder at any time in the holder’s discretion following the expiration of the requisite Rule 144 holding period. The note was redeemable by the Company at any time within 6 months from the date of issuance, July 30, 2013, at a 20% premium over the principal amount due within the first 30-days, which premium escalates by 3% every 30 days to a maximum of 35%.

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

Gel Properties (continued)

On July 30, 2013, the Company issued two convertible notes, each having a face value of $50,000 (the “Convertible Notes”) in exchange for two $50,000 “back end” notes (the “Back End Notes”). The Back End Notes were secured by a pledge account which had an aggregate appraised value of not less than $100,000. The Back End Notes were due and payable on June 1, 2014 and August 1, 2014 respectively. The Convertible Notes were convertible into common stock of the Company and each bore interest at the rate of 6% per annum, which interest was payable in common stock, and matured on August 1, 2015. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, was 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder could only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act of 1933. Payments of interest (in common stock pursuant to the formula outlined above) was to be made upon demand by the holder at any time at the holder’s discretion following the expiration of the requisite Rule 144 holding period. The Convertible Notes were redeemable by the Company at any time at a premium over the principal amount due of 50%. The Company had the right to call and not allow funding of the Back End Notes by offsetting the Convertible Notes against the Back End Notes. In consideration of this call right the Company issued 12,500 shares of its common stock to the issuer of the Back End Notes. The shares were held in escrow to be released if the Company elects, prior to April 1, 2014, to call the Back End Notes.

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

Vista Capital Investments

On September 5, 2013, the Company borrowed $25,000 from Vista Capital Investments (“Vista”) pursuant to an unsecured convertible promissory note. The terms of the note provided for a once-off interest charge of 12% amounting to $3,300 added to the face value of the note. In addition, the note had an original issue discount of 10% of the amount advanced which amounted to $2,500 and was added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.33 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matured on September 5, 2014. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Note was redeemable by the Company within 90 days of the issuance date, after a 10 day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium over the principal amount due of 50%, plus any interest earned thereon. As long as the note was outstanding, the holder, at its option, had the right to adopt any future, more favorable financing or conversion terms on any subsequent financings conducted by the Company or any of its subsidiaries.

On March 12, 2014, the funds of $25,000 borrowed on September 5, 2013, including interest, original issue discount and fees, amounting to a total of $30,800, was converted into 366,667 Common shares of the Company at an issue price of $0.084 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

On December 19, 2013, the Company borrowed $25,000 from Vista pursuant to an unsecured convertible promissory note. The terms of the note provided for a once-off interest charge of 12% amounting to $3,300 added to the face value of the note. In addition, the note had an original issue discount of 10% of the amount advanced which amounted to $2,500 and was added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.33 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matured on December 18, 2014. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Note was redeemable by the Company within 90 days of the issuance date, after a 10 day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium over the principal amount due of 50%, plus any interest earned thereon. As long as the note was outstanding, the holder, at its option, had the right to adopt any future, more favorable financing or conversion terms on any subsequent financings conducted by the Company or any of its subsidiaries.

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

LG Capital Funding, LLC

On October 10, 2013, the Company received, a net $45,000 from LG Capital Funding, LLC (“LG”), after the payment of a $5,000 commission to a third party and legal fees amount to $1,500, pursuant to an unsecured convertible promissory note with a face value of $51,500. The terms of the note provided for an original issue discount of 10% amounting to $5,150 and no interest charge for 90 days, thereafter a once-off interest charge of 12% amounting to $6,798 was added to the face value of the note. . The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matured on June 20, 2014. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Convertible Note was redeemable by the Company within 90 days of the issuance date, after a 3 day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium over the principal amount due of 22%, plus any interest earned thereon, subject to the holders approval. The conversion price of the note had anti-dilutive provisions which would reduce the cap on the conversion price for any subsequent share issuances in certain circumstances. The Company had certain covenants which restricted it from the following; i) payment of dividends or other distributions, in cash or otherwise; ii) restrictions on stock repurchases; iii) the incurrence of debt other than in the ordinary course of business or to repay the note or borrowings not exceeding $1,000,000; iv) the sale of a significant portion of the assets outside of the ordinary course of business; and v) lend money unless committed to prior to this note, made in the ordinary course of business or in excess of $100,000, without the note holders consent.

On March 31, 2014, the unsecured promissory note issued to LG with a face value of $51,500 was repaid for $95,172, inclusive of interest, original issue discounts and early settlement penalty accrued thereon. The Company has no further obligations under this note.

Tonaquint, Inc.

On October 11, 2013, the Company received, a net $112,500 from Tonaquint, Inc. (“Tonaquint”), after the payment of a $12,500 commission to a third party, pursuant to a convertible promissory note, with a one-year maturity and a face value of $141,500, inclusive of an original issue discount and fees amounting to $16,500. There was no interest charge for the first 90 days and thereafter a once-off interest charge of 10% amounting to $14,150 was added to the face value of the note. The note was convertible into common stock six months after the issue date, at the holder’s option, in whole or in part, at a conversion price equal to 60% of the lowest trade price in the 25 trading days prior to conversion. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. The Convertible Note was redeemable by the Company within 90 days of the issuance date at no penalty.

On April 11, 2014, May 1, 2014, May 20, 2014, June 4, 2014 and June 20, 2014, Tonaquint converted $107,500 of the note outstanding of $155,650 borrowed on October 11, 2013, including interest, original issue discount and fees into 885,683 Common shares of the Company at an average issue price of $0.12 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

Subsequent to June 30, 2014, on July 7, 2014 and July 28, 2014, Tonaquint converted the remaining $48,150 of the original note outstanding of $155,650 borrowed on October 11, 2013, including interest, original issue discount and fees into 397,893 Common shares of the Company at an average issue price of $0.1210 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	DERIVATIVE FINANCIAL LIABILITY

Certain of the short-term convertible notes disclosed in note 10 above, had variable priced conversion rights with no fixed floor price and would re-price dependent on the share price performance over varying periods of time. This gave rise to a derivative financial liability, which was valued at $207,186 at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability is re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred or the convertible debt is converted into equity.

The value of the derivative financial liability was re-assessed during the six months ended June 30, 2014 and as of June 30, 2014 resulting in a net credit to the unaudited consolidated statement of operations of $227,499 and a net charge of $(619,307) for convertible debt converted to equity, totaling a net charge of $(397,611) for the six months ended June 30, 2014.

	June 30, 2014	December 31, 2013

Opening balance	$237,799	$-
Conversion of derivative liability for stock issued at a discount	(619,306)	-
Fair value adjustments to derivative financial liability	397,611	237,799
	$16,104	$237,799

The following assumptions were used in the Black-Scholes valuation model:

	Six months ended June 30, 2014	Year ended December 31, 2013
Stock price over the period	$0.14 – $0.50	$0.20 –$ 0.94
Risk free interest rate	0.11% to 0.13%	0.09% to 0.16%
Expected life of short-term notes payable	1 to 10 months	8 to 12 months
Expected volatility	119.45%	114.14%
Expected dividend rate	0%	0%

12	LONG-TERM CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consisted of the following as of June 30, 2014 and December 31, 2013:

Description	Interest Rate	Maturity	June 30, 2014	December 31, 2013
Notes payable	6%	November 19, 2017	$39,375	$388,875
Accrued interest			3,955	95,124
Unamortized debt discount			(26,690)	(302,480)
Total long-Term Convertible Notes Payable			$16,640	$181,519

The convertible notes payable consist of notes issued to a number of private principals (“the Notes”). The Notes bear interest at the rate of 6% per annum and are due on November 19, 2017. The Notes are convertible into common stock at a fixed conversion price of $0.02 per share.

Effective April 1, 2014, convertible notes with an aggregate principle amount of $349,500 inclusive of interest thereon of $97,202 totaling $446,702 was converted into 22,335,124 common shares at a conversion price of $0.02 per share.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	STOCKHOLDERS’ DEFICIT

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and outstanding 236,444,772 shares of common stock as of June 30, 2014.

The following common shares were issued by the Company during the six months ended June 30, 2014:

i)

an aggregate of 27,112,225 shares of Common Stock to convertible note holders upon conversion of an aggregate of $1,467,703 of short and long-term convertible notes, inclusive of certain interest and, mark-to-market derivative adjustments thereon, at an average share price of $0.05 per share;

ii)	an aggregate of 531,500 Common shares issued to consultants and advisors for services at an average issue price of $0.27 per share, the market value of our common stock when the shares were issued.

iii)

In terms of a private placement agreement entered into on April 15, 2014 between the Company and a placement agent (“the placement agent”), the placement agent agreed to assist the Company in raising financing. The financing could be in the form of debt or equity funding offered to qualified investors only. Paulson will receive a fee of 10% of the gross proceeds raised together with a 3% expense recovery fee. In addition to this the placement agent is entitled to warrants equal to 15% of the total number of shares issued to the investors , on the same terms and conditions of those warrants issued to investors. After the completion of the last funding the Company is obligated to file an S-1 registration statement on Form S-1 registering the common stock issue in the offering and the common stock underlying the warrants within 60 days of the completion of the funding.

On June 27, 2014, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, new, qualified investors, acquired 3,503,333 Common units of the Company at a price of $0.15 per unit, each unit consisting of one share of Common Stock and a five year warrant exercisable for one half of a share of common stock at an exercise price of $0.25 per share, for net proceeds of $453,685 after deducting placement agent fees and other share issue expenses of $71,815. A further $10,000 was paid to the placement agent as fees in terms of the agreement.

Subsequent to June, 30, 2014, on August 1 and August 8, 2014, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, additional new, qualified investors, acquired a further 3,849,997 Common units of the Company at a price of $0.15 per unit, each unit consisting of one share of Common Stock and half a five year warrant exercisable for one share of common stock at an exercise price of $0.25 per share, for net proceeds of $502.425 after deducting placement agent fees of $75,075.

b)	Preferred Stock

The Company has 10,000,000 authorized preferred shares with a par value of $0.001 each with 5,000,000 preferred shares designated as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), with 3,887,500 Series A-1 Shares issued and outstanding which are convertible into 38,875,000 shares of common stock.

On March 14, 2014, the Company amended its articles of incorporation by designating 500,000 of the remaining 5,000,000 undesignated preferred shares as Series B Convertible Redeemable Preferred Stock (“Series B Shares”), with 75,000 Series B Shares issued and outstanding, which are convertible into 7,500,000 shares of common stock.

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

We have undeclared dividends on the Series B Preferred stock amounting to $15,616 as of June 30, 2014. The beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	STOCKHOLDERS’ DEFICIT (continued)

c)	Stock Option Plan

The Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to 5,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. After the reverse stock split in August 2012, a total of 100,000 shares were available for grant. Subsequent to the reverse split the Board of Directors approved an increase in the number of awards available for grant to 2,100,000 shares. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At June 30, 2014 and December 31, 2013, there were 452,960 options issued and outstanding, respectively, under the Stock Plan. In addition, the Company issued 11,000,000 options to two of its Officers which are not covered under this plan (see section d) – “Non-Plan Stock Options” for further description of these options)

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

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately. The Company has recorded an expense of $980,794 and $1,657,273 for the six months ended June 30, 2014 and the year ended December 31, 2013 relating to options issued.

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	STOCKHOLDERS’ DEFICIT (continued)

The options outstanding and exercisable at June 30, 2014 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$25.00	2,500	3.85 years	$25.00	2,500	$25.00	3.85 years
$13.50	5,480	4.96 years	$13.50	5,480	$13,50	4.96 years
$12.50	2,000	6.29 years	$12.50	2,000	$12.50	6.29 years
$8.50	30,500	7.01 years	$8.50	30,500	$8.50	7.01 years
$5.00	14,800	7.30 years	$5.00	13,600	$5.00	7.30 years
$0.25	11,000,000	3.68 years	$0.25	6,416,673	$0.25	3.68 years
$0.65	55,386	7.09 years	$0.65	55,386	$0.65	7.09 years
$0.63	57,144	4.00 years	$0.63	57,144	$0.63	4.00 years
$0.51	285,150	5.79 years	$0.51	285,150	$0.51	5.79 years

	11,452,960	3.77 years	$0.30	6,868,433	$0.30	3.77 years

No options were granted for the six months ended June 30, 2014. During the year ended December 31, 2013, awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2013 to June 30, 2014 is as follows:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2013	55,280	$5.00 to 25.00	$8.49
Granted – plan options	397,680	0.51 to 0.65	0.54
Granted – non plan options	11,000,000	0.25	0.25
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2013	11,452,960	$0.25 to 25.00	$0.30
Granted – plan options	-	-	-
Granted – non plan options	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2014	11,452,960	$0.25 to 25,00	0.30

Stock options outstanding as of June 30, 2014 as disclosed in the above table, have an intrinsic value of $0.

e)	Warrants

In terms of the recent private placement on June 27, 2014, as disclosed under (a) above, the new investors were entitled to a half warrant exercisable for one share of common stock per unit issued. The new, qualified, investors subscribed for a total of 3,503,333 units, each unit consisting of one share of common stock and one half warrant per share issued exercisable for one share of common stock, resulting in the issue of 1,751,667 full warrants which are exercisable at $0.25 per share. In addition to this, the placement agent is entitled to warrants equal to 15% of the total shares issued under the Placement Agent Agreement, which amounted to 525,500 warrants.

The warrants outstanding and exercisable at June 30, 2014 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.30	375,000	4.34 years	$0.30	375,000	$0.30	4.34 years
$0.25	2,277,167	4.99 years	$0.25	2,277,167	$0.25	4.99 years
	2,652,167			2,652,167

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the six months ended June 30, 2014 and 2013, respectively, all stock options and warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Six months ended June 30, 2014 (Shares)	Six months ended June 30, 2013 (Shares)
Options to purchase shares of common stock	11,452,960	11,110,666
Warrants to purchase shares of common stock	2,652,167	-
Convertible preferred Series A-1 shares	38,875,000	43,125,000
Convertible preferred Series B shares	7,500,000	-
Convertible long term notes	1,968,750	75,000,000
Convertible short term notes*	-	1,300,000
	62,448,877	130,535,666

* Convertible short term notes have variable conversion pricing dependent upon share prices prior to conversion, see note 10 above.

As of June 30, 2014, short term notes with a principal amount outstanding of $48,150 are convertible into common shares at 60% of average trading prices immediately prior to conversion. The closing share price as of June 30, 2014 was $0.24.

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

The Company sub-leases approximately 748 square feet of loft space in Houston, Texas from a related party which started January 24, 2013 and expires September 30, 2014 for $1,675 per month.

The minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2015	700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
$3,700,000

PROPELL TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UUNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17	SUBSEQUENT EVENTS

Subsequent to the six months ended June 30, 2014, on July 2 and July 28, 2014, Tonaquint converted $48,150 of the original note of $155,650 borrowed on October 11, 2013, including interest, original issue discount and fees, into 397,893 Common shares of the Company at an average issue price of $0.1210 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

On July 30, 2014,the Licensor, Novas Energy Group, agreed to waive the $150,000 license fee which was payable on June 30, 2014 in terms of the addendum to the Licensing Agreement disclosed in note 6 above.

On August 1 and August 8, 2014, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, additional new, qualified investors, acquired a further 3,849,997 units of the Company at a price of $0.15 per unit, each unit consisting of one share of Common Stock and half a five year warrant exercisable for one share of common stock at an exercise price of $0.25 per share, for net proceeds of $502,425 after deducting placement agent fees of $75,075.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as set forth above.

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

Since March 19, 2013, we have used the Technology to treat thirty one oil wells located in five states; Louisiana, Oklahoma, Kansas, Texas and Wyoming. The Technology has been shown to increase oil production in the majority of the wells that we have treated. The initial results of this treatment have been very encouraging, however the results on the wells treated may not be indicative of the results of treatment on additional wells. As such, we are continuing to monitor closely the longer-term results while, based upon the prior success from the use of “Plasma-Pulse Technology” outside of the United States, we expect the positive data from the treated wells in the United States to continue. We currently have four tools that we use to perform the treatments. Our current technology and tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We are currently in the process of developing a tool to treat 4 ½-inch cased wells. We anticipate the smaller diameter tool to be available in the third quarter of 2014.

In August 2013, we signed one Oil Services Revenue Sharing Agreement to treat up to ten wells in Creek County Oklahoma and thus far have treated four wells under the agreement, which four wells are included in the thirty one oil wells mentioned above. We do not expect to treat further wells under this agreement. The agreement provides that Novas pays for all expenses related to the treatment and is reimbursed for such expenses from the initial funds received from the increase in production until Novas’ expenses are paid in full and then Novas will receive 49% of the increased oil production revenue for a twelve month period after treatment of the wells. We received revenue from these treated wells in the fourth quarter of 2013. We also completed treatment of seven wells in Oklahoma for a service fee.

We expect to continue to offer our services to operators of oil wells based on our joint venture model in which we receive a percentage of the revenue that our customers derive from the additional production resulting from the use of our technology. We may also offer our services on a fee based model and charge a service fee for use of the technology as opposed to a percentage of revenue. In addition, we may acquire wells and use the technology on our acquired wells to increase their production. Our anticipated customers are the owners of oil wells.

To date we have financed our operations, from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $8,024,786 through June 30, 2014 and there can be no assurance that we will be able to achieve profitability.

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

Recent Developments

During the six months ended June 30, 2014, we have raised gross proceeds of $1,435,500 and repaid $401,948 owed in connection with notes we had issued, as follows:

·	We raised $100,000 through the exercise of two $50,000 “back-end” notes issued to GEL Properties. The notes bear interest at 6% per annum and are repayable on June 1, 2014 and August 1, 2014. These notes were repaid on March 11, and April 11, 2014.

·	We raised $750,000 pursuant to an agreement entered into with an individual whereby we sold he acquired 75,000 Series B preferred shares at an issue price of $10 per share for net proceeds of $750,000. These proceeds were primarily used to settle short-term convertible notes for aggregate proceeds of $532,025, including interest, early settlement penalties, fees and original issue discounts thereon.

We raised proceeds of $525,500 pursuant to a private placement agreement and individual Securities Purchase Agreements entered into with new, qualified investors who acquired 3,503,333 units of the Company at a price of $0.15 per unit, each unit consisting of one share of Common Stock and one half of a five-year warrant to purchase a share of common stock at an exercise price of $0.25 per share. We paid share issue expenses of $81,815, resulting in net proceeds of $453,685.

We raised $60,000 from an investor, Strategic IR, as temporary funding which amount was repaid in full on July 2, 2014.

In terms of conversion notices received from convertible note holders, 27,112,225 shares of Common Stock were issued upon the conversion of an aggregate of $1,467,703 of convertible notes, inclusive of interest and mark-to-market derivative adjustments at an average conversion price of $0.05 per share.

Subsequent to the six months ended June 30, 2014, a further 397,893 shares of Common Stock were issued to note holders upon conversion of $48,150 of convertible notes at a conversion price of $0.1210 per share.

Subsequent to the six months ended June 30, 2014, on August 1 and August 8, 2014, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, additional new, qualified investors, acquired a further 3,849,997 units of the Company at a price of $0.15 per unit, each unit consisting of one share of Common Stock and half a five year warrant exercisable for one share of common stock at an exercise price of $0.25 per share, for net proceeds of $502,425 after deducting placement agent fees of $75,075.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of June 30, 2014 and June 30, 2013, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended June 30, 2014 and June 30, 2013

Net revenues

Net revenues were $68,425 and $11,360 for the three months ended June 30, 2014 and 2013 respectively, an increase of $57,065 or 502.3%. Revenue in the current year consists of; i) the amortization of a once off licensing fee and initial set up revenues amounting to $23,417 for a well treatment project undertaken in Mexico, which has subsequently been terminated due to non-performance with the reversal of all deferred revenue and receivables under that project; and $45,000 earned on the treatment of several wells in the USA. The revenue from the prior year represented sales from our e-commerce line of business which was disposed of with effect from December 31, 2013.

Cost of goods sold

Cost of goods sold was $83,682 and $8,267 for the three months ended June 30, 2014 and 2013, respectively, an increase of $75,415 or 912.2%. Cost of goods during the current year, sold primarily represents non-recoverable set up fees including engineering costs and travel costs incurred on the Mexico project, offset by cost recovery fees charged to our customer, while cost of goods sold in the prior year represents costs incurred in our e-commerce business which was disposed effective December 31, 2013 to enable us to focus on our oil recovery business.

Gross (loss)/profit

Gross (loss)/profit was $(15,257) and $3,093 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $18,350 or 593.3%. This primarily represents set up expenditure incurred on our Mexico project which is not initially recoverable from the project. The prior year gross profit of $3,093 was derived from the e-commerce business which was sold effective December 31, 2013.

Total expenses

Total expenses were $828,650 and $755,321 for the three months ended June 30, 2014 and 2013, respectively, an increase of $73,329 or 9.7%. Total expenses consisted primarily of the following:

•	Stock based compensation expense of $497,327 and $412,624 for the three months ended June 30, 2014 and 2013, respectively, an increase of $84,703. This increase is primarily due to the timing of stock options issued to our CEO and a director during March in the prior year;
•	General and administrative expenditure of $184,504 and $148,459 for the three months ended June 30, 2014 and 2013, respectively, an increase of $36,045 or 24.2%. This increase represents the increase in normal business activity while conducting our oil recovery business and includes administrative expenses such as rent, travel expenditure, investor relations expenditure and other general office expenses.
•	Professional fees of $91,381 and $164,473 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $73,092 or 44.4%. This decrease is due to the decrease in the level of professional activity associated with the reverse merger conducted in the prior year.

Other income

Other income in the prior year amounted to $(21) and is immaterial.

Amortization of debt discount

Amortization of debt discount of $269,196 during the current year includes the amortization of debt discount on long-term notes of $256,347 which includes the accelerated amortization of debt discount on long term notes which were converted into equity during the current quarter; and the amortization of $12,849 on short-term convertible notes which was also accelerated due to the conversion of short-term convertible notes into equity. The prior year amortization of debt discount consisted primarily of the amortization of debt discount on long-term notes.

Change in fair value of derivatives

The change in fair value of derivative liabilities includes a charge of $108,071 representing the mark-to-market of equities issued to short-term convertible note holders who converted their debt into equity at deeply discounted prices based on variable pricing options. This charge was offset by the mark-to-market credit of $48,938 on the remaining short-term convertible notes.

Interest expense

Interest expense of $24,082 includes a penalty interest charge of $15,000 incurred on the early redemption of short term convertible notes before they converted into equity; and the accrual of interest on notes payable of $8,949 for the three months ended June 30, 2014, compared to an interest accrual of $37,814 for the prior year on primarily long-term convertible notes and short-term notes.

Net loss

The Company incurred a net loss of $1,196,318 and $874,350 for the three months ended June 30, 2014 and 2013, an increase of $321,968 or 36.8%, respectively and which consists of the various revenue and expense items discussed above.

Results of Operations for the six months ended June 30, 2014 and June 30, 2013

Net revenues

Net revenues were $85,008 and $14,257 for the six months ended June 30, 2014 and 2013 respectively, an increase of $70,751 or 496.3%. Revenue in the current year consists of; i) the amortization of a once off licensing fee and initial set up revenues amounting to $40,000 for a well treatment project undertaken in Mexico, which has subsequently been terminated due to non-performance with the reversal of all deferred revenue and receivables under that project; and $45,000 earned on the treatment of several wells in the USA. The revenue from the prior year represented sales from our e-commerce line of business which was disposed of with effect from December 31, 2013.

Cost of goods sold

Cost of goods sold was $102,025 and $11,147 for the six months ended June 30, 2014 and 2013, respectively, an increase of $90,878 or 815.3%. Cost of goods during the current year, sold primarily represents non-recoverable set up fees including engineering costs and travel costs incurred on the Mexico project, offset by cost recovery fees charged to our customer, while cost of goods sold in the prior year represents costs incurred in our e-commerce business which was disposed effective December 31, 2013 to enable us to focus on our oil recovery business.

Gross (loss)/profit

Gross (loss)/profit was $(17,017) and $3,110 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $20,127 or 647.2%. This primarily represents set up expenditure incurred on our Mexico project which is not initially recoverable from the project. The prior year gross profit of $3,110 was derived from the e-commerce business which was sold effective December 31, 2013.

Total expenses

Total expenses were $1,720,804 and $1,637,060 for the six months ended June 30, 2014 and 2013, respectively, an increase of $83,744 or 5.1%. Total expenses consisted primarily of the following:

•	Stock based compensation expense of $1,122,724 and $665,669 for the six months ended June 30, 2014 and 2013, respectively, an increase of $457,055. The current year charge includes a charge of $141,930 for shares issued to certain consultants and advisors for work performed, the remaining increase is primarily due to the timing of stock options issued to our CEO and a director during March in the prior year;
•

General and administrative expenditure of $346,390 and $586,850 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $240,460 or 41.0%. This decrease represents includes the once-off amortization of debt discount on the conversion of long-term debt to equity, offset by the increase in normal business activity whilst conducting our oil recovery business and includes administrative expenses such as rent, travel expenditure, investor relations expenditure and other general office expenses.

•	Professional fees of $135,033 and $265,929 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $130,896 or 49.2%. This decrease is due to the decrease in the level of professional activity associated with the reverse merger conducted in the prior year.

Other income

Other income in the prior year amounted to $4,845 and is immaterial.

Amortization of debt discount

Amortization of debt discount of $328,927 during the current year includes the amortization of debt discount on long-term notes of $275,790 which includes the accelerated amortization of debt discount on long term notes which were converted into equity during the current six months; and the amortization of $53,137 on short-term convertible notes which was also accelerated due to the conversion of short-term convertible notes into equity. The prior year amortization consisted primarily of the amortization of debt discount on the long-term notes.

Change in fair value of derivatives

The change in fair value of derivative liabilities includes a charge of $619,307 representing the mark-to-market of equities issued to short-term convertible note holders who converted their debt into equity at deeply discounted prices based on variable pricing options, offset by the mark-to-market credit of $227,499 on the remaining short-term convertible notes and the creation of a derivative liability of $5,803 on short term debt issued during the six months ended June 30, 2014.

Interest expense

Interest expense of $166,755 includes a penalty interest charge of $122,399 incurred on the early redemption of short term convertible notes before they converted into equity; and the accrual of interest on notes payable of $43,990 for the six months ended June 30, 2014, compared to an interest accrual of $73,020 for the prior year on primarily long-term convertible notes and short-term notes.

Net loss

The Company incurred a net loss of $2,631,114 and $1,855,312 for the six months ended June 30, 2014 and 2013, an increase of $775,802 or 41.8%, respectively and which consists of the various revenue and expense items discussed above.

A deemed preferred stock dividend of $1,604,335 has been disclosed in the statement of operations for the six months ended June 30, 2014. This amount represents the in-the-money value of the conversion feature of the newly issued Series B Preferred stock as of the date of issue. These Series B Preferred shares are convertible into common stock at an exercise price of $0.10 per share. The valuation of this beneficial conversion feature was determined using a Black-Scholes valuation model.

Liquidity and Capital Resources

We license the “Plasma-Pulse Technology” from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license we entered into in January 2013, which was amended on March, 2014. The amended license agreement provides us with the exclusive right to develop, use, market and commercialize the Technology for ourselves and/or third parties, sublicense and provide services to third parties related to the Technology in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology. The license is limited to the United States and Mexico. It also provides that we will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. Revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. All royalty payments made by us as well as sublicensing revenue paid by us to Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. We are obligated to pay an initial license fee of $150,000 on or prior to June 30, 2014, this fee was subsequently waived by the Licensor with effect from July 30, 2014 and an additional $200,000 on or prior to June 30, 2015 for the additional rights under the amended license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and we are responsible for costs of obtaining marketing approvals. Licensor has the right to terminate the license agreement upon our breach or default. If Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount
2015	700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
$3,700,000

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt.

We have incurred an accumulated deficit of $8,024,786 for the period since inception through June 30, 2014. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. As of June 30, 2014 we had notes, outstanding of $234,522, including principal, interest and unamortized debt discounts. Subsequent to year end until July 30, 2014, we had converted notes in the principal amount of $44,418, including interest thereon into equity and had repaid temporary funding notes in the principal amount of $60,000. The Company has resources to repay the remaining loans as they become due, but does not intend to repay these loans at present.

Notes payable consisted of the following as of July 30, 2014:

Description		Maturity	Principal outstanding at June 30, 2014	Converted July 30, 2014	Raised/ (Repaid) July 30, 2014	Principal outstanding at July 30, 2014
Non-Convertible notes
Short-term
Owl Holdings	-	On demand	$3,000	$-	$-	$3,000
Strategic IR	-	On demand	60,000	-	(60,000)	-
Long-term
JAZ-CEH Holdings, LLC	7.5%	October 31,2015	105,000	-	-	105,000
Convertible notes
Short-term
Tonaquint, Inc.	10%	October 11, 2014	48,150	(48,150)	-	-
Long -Term
Various principals	6%	November 19, 2017	39,375	-	-	39,375
Total			$255,525	$(48,150)	$(60,000)	$147,375

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2014 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls.

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

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have generated limited revenues from the use of our Plasma Pulse Technology. The majority of the thirty one wells that were treated were treated as sample wells to demonstrate the ability of the Plasma Pulse Technology at no cost to the well owner. Therefore there can be no assurance that well owners will determine that the price to be paid by our customers for our services, whether in the form of a cash payment or profit sharing arrangement, will be deemed to be reasonable and that customers will be willing to pay such price.

We may not be able to continue as a going concern.

Our condensed consolidated financial statements, report a loss from operations of $(1,737,821) and a net loss of $(2,631,114) for the six months ended June 30, 2014. Our consolidated audited financial statements, report a 2013 loss from operations of $(3,493,837) and a net loss of $(3,816,851). The opinion of our independent registered accounting firm on our audited financial statements as of and for the period ended December 31, 2013 for Propell was qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the six months ended June 30, 2014, we had revenues of $85,008 primarily from the amortization of a once off licensing fee and sales of our plasma pulse services and a net loss of $(2,631,114). For the year ending December 31, 2013, we had net revenues of $94,362 from our oil recovery and our e-commerce business. For the year ending December 31, 2013, we sustained a net loss of $(3,816,851). To date, we have not generated significant revenue from our Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

Our future plans and operations are dependent on our raising additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the year ended December 31, 2013 we raised a total of $1,721,431 from financing activities, of which we received $1,599,500 in net proceeds from the sale of our long term and short term notes, the majority of which have conversion options, the remaining $121,931 was raised by the issuance of equity securities. We have used the funds raised in our financings for working capital purposes. Subsequent to December 31, 2013, we raised an additional $1,696,110, net of issue expenses of $156,890 in equity securities and a further $160,000 in short term notes. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements.

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

Our current technology and tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We are currently in the process of developing a tool to treat 4 ½-inch cased wells and also horizontal wells. We anticipate the smaller diameter tool to be available in the third quarter of 2014. However, there can be no assurance that such tool will be able to be developed or if developed will be effective in treating wells in the United States.

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

To date, we have applied our licensed Plasma Pulse Technology to treat only thirty one wells, which treatments were performed fairly recently, and we do not have long terms results on the wells that were treated. Of such wells, only seventeen had improved results. Favorable results in our early treatments may not last and may not be repeated in later treatments of other wells. Success in early treatments does not ensure that wells treated at a later date will be successful. Additionally, collecting treatment data results is not always possible as operators that pay for the service are not required to deliver data or we are required to work under non-disclosure agreements.

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

We may be unable to generate sufficient revenues to meet the minimum royalties under our license agreement,

The license agreement with Novas Energy Group Limited requires us to pay minimum royalty payments of $1,000,000 per year; however, no minimum royalty payment is due prior to (i) December 31, 2015 with respect to Mexican operations and (ii) the three year anniversary of the license agreement with respect to the United States operations. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license agreement with respect to a certain territory under certain circumstances and in certain other circumstances has the right to terminate the entire agreement. In addition, we are obligated to pay $150,000 to the Licensor on or prior to June 30, 2014, this fee was subsequently waived by the Licensor with effect from July 30, 2014, and an additional $200,000 on or prior to June 30, 2015 with respect to our rights in Mexico. To date, we have not generated enough revenue to pay the amount owed in June 2014 or any minimum royalty payments. No assurance can be given that we will generate sufficient revenue or raise additional financing to make these minimum royalty payments. Any failure to make the payments would permit the licensor to terminate the license. If we were to lose or otherwise be unable to maintain this license, it would halt our ability to market our technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

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

As of June 30, 2014, the Company had notes outstanding in the aggregate principal amount of $255,525, of which $48,150 was converted to equity and $60,000 was repaid subsequent to June 30, 2014, of the remaining $147,375, $144,975 is not repayable within the next twelve months. Each loan bears interest at rates ranging from 6% to 7.5% per annum. To date, the Company has not generated enough revenue to pay the amounts outstanding under these loans.

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

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders. In addition, holders of our convertible preferred A-1 shares have the right to convert their shares into 38,875,000 common shares; the holders of the convertible series B shares have the right to convert their shares into 7,500,000 common shares, holders of our long-term convertible notes have the right to convert their notes into 1,968,750 common shares.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified material weaknesses in our internal controls with respect to our financial statement for the quarter ended June 30, 2014. Our management discovered insufficient controls over review and accounting for certain complex transactions and a lack of segregation of duties.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds update issuances for the six months ended June 30, 2014

The following common shares were issued by the company during the six months ended June 30, 2014, 2004:

i)	an aggregate of 27,112,225 shares of Common Stock to convertible note holders upon conversion of an aggregate of $1,467,703 of short and long-term convertible notes, inclusive of certain interest and, mark-to –market derivative adjustments, at an average share price of $0.05 per share. The exchange of the Common Stock for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933, as amended (“the Securities Act”).
ii)	An aggregate of 75,000 Series B convertible preferred shares at an issue price of $10 per share for net proceeds of $750,000.
iii)	an aggregate of 531,500 Common shares issued to a consultant for services to be performed at an average issue price of $0.27 per share, the market value of our common stock when the shares were issued.
iv)

An aggregate of 3,503,333 Common shares issued to new qualified investors for gross proceeds of  $525,500 pursuant to a Private placement agreement and individual Securities Purchase Agreements entered into at a price of $0.15 per unit, each unit consisting of one share of Common Stock and one half of a five-year common stock purchase warrant at an exercise price of $0.25 per share. We paid share issue expenses of $71,815, resulting in net proceeds of $453,685. A further $10,000 was paid to the placement agent as fees in terms of the agreement.

Subsequent to the six months ended June 30, 2014, Tonaquint converted $48,150 of the note outstanding of $155,650 borrowed on October 11, 2013, including interest, original issue discount and fees, into 397,893 Common shares of the Company at an average issue price of $0.121 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

Subsequent to June, 30, 2014, on August 1 and August 8, 2014, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, additional new, qualified investors, acquired a further 3,849,997 units of the Company at a price of $0.15 per unit, each unit consisting of one share of Common Stock and a half a five year warrant exercisable for one share of common stock at an exercise price of $0.25 per share, for net proceeds of $502,425 after deducting placement agent fees of $75,075.

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

DATE: August 14, 2014	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)
	By:	/s/John W. Huemoeller II
John W. Huemoeller II, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

