Form 10-Q
period 2014-09-30
Propell Technologies Group, Inc.
filed 2014-11-13
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 241,421,828 shares of common stock, $.001 par value per share, as of November 10, 2014.

PROPELL TECHNOLOGIES GROUP, INC.

Item 1.

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

September 30, 2014

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$131,991	$28,423
Accounts receivable	891	-
Prepaid expenses and other current assets	28,456	17,104
Total Current Assets	161,338	45,527

Non-Current assets
Plant and Equipment, net	247,300	122,381
Intangibles, net	315,000	-
Deposits	2,200	2,200
Total non-current assets	564,500	124,581
Total Assets	$725,838	$170,108
Liabilities and Stockholders' Equity/(Deficit)
Current Liabilities
Accounts payable	$166,595	$186,576
Accrued liabilities and other payables	245,546	60,093
Notes payable	3,000	3,000
Convertible notes payable, net	-	668,887
Derivative financial liabilities	-	237,799
Total Current Liabilities	415,141	1,156,355
Long Term Liabilities
Notes Payable	112,477	106,532
Convertible notes payable, net	19,204	181,519
Total Long Term Liabilities	131,681	288,051
Total Liabilities	546,822	1,444,406
Stockholders' Equity/(Deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 4,500,000 and 5,000,000 shares undesignated and unissued, respectively.	-	-
Series A-1 Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 3,887,500 issued and outstanding. (liquidation preference $311,000)	3,888	3,888
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 75,000 and 0 issued and outstanding (liquidation preference $900,000 and $0)	75	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 241,421,828 and 205,297,714 shares issued and outstanding, respectively.	241,422	205,298
Additional paid-in capital	8,877,250	3,910,188
Accumulated deficit	(8,943,619)	(5,393,672)
Total Stockholders' Equity/(Deficit)	179,016	(1,274,298)
Total Liabilities and Stockholders' Equity/(Deficit)	$725,838	$170,108

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended, September 30, 2014	Three months ended September 30, 2013	Nine months ended, September 30, 2014	Nine months ended September 30, 2013

Net Revenues	$-	$31,856	$85,008	$46,113

Cost of Goods Sold	34,620	31,173	136,645	42,320

Gross (Loss)/Profit	(34,620)	683	(51,637)	3,793

Consulting fees	53,181	-	140,405	-
Research & development	-	9,899	-	48,044
Stock based compensation	619,125	492,532	1,741,849	1,154,201
Sales and Marketing	1,943	(3,366)	6,026	45,479
Professional Fees	65,898	243,374	200,931	509,303
General and administrative	228,455	(43,670)	574,844	718,315
Depreciation and amortization	23,959	8,136	49,308	21,810
Total Expenses	992,561	706,905	2,713,363	2,497,152

Loss from Operations	(1,027,181)	(706,222)	(2,765,000)	(2,493,359)

Other Income	150,000	78,446	150,000	82,291
Debt forgiveness	-	-	-	1,000
Amortization of debt discount	(4,477)	(232,570)	(333,404)	(232,570)
Call option expense		(5,500)		(5,500)
Change in fair value of derivative liabilities	(33,345)	(111,015)	(430,956)	(111,015)
Interest Expense	(3,832)	(48,340)	(170,587)	(121,360)
	108,346	(318,979)	(784,947)	(387,154)

Loss before Provision for Income Taxes	(918,835)	(1,025,201)	(3,549,947)	(2,880,513)

Provision for Income Taxes	-	-		-

Net Loss	(918,835)	(1,025,201)	(3,549,947)	(2,880,513)

Deemed preferred stock dividend	-	-	(1,604,335)	-

Net loss to common stockholders	$(918,835)	$(1,025,201)	$(5,154,282)	$(2,880,513)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	(0.03)

Weighted Average Number of Shares Outstanding – Basic and Diluted	239,473,781	137,414,954	225,460,411	108,815,197

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE PERIOD JANUARY 1, 2014 TO SEPTEMBER 30, 2014

	Preferred Stock				Common Stock		Additional		Total
	Series A		Series B				Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of January 1, 2014	3,887,500	$3,888	-	$-	205,297,714	$205,298	$3,910,188	$(5,393,672)	$(1,274,298)

Conversion of notes and accrued interest thereon to common stock	-	-	-	-	27,510,118	27,510	1,537,792	-	1,565,302
Subscription for Series B Convertible, Redeemable Preferred Stock	-	-	75,000	75	-	-	749,925	-	750,000
Issuance of shares in terms of a private placement	-	-	-	-	7,353,329	7,353	1,095,647	-	1,103,000
Issuance of shares for services	-	-	-	-	1,260,667	1,261	301,086	-	302,347
Share issue expenses	-	-	-	-	-	-	(156,890)	-	(156,890)
Equity based compensation	-	-	-	-	-	-	1,439,502	-	1,439,502
Net loss for the nine months ended September 30, 2014	-	-	-	-	-	-	-	(3,549,947)	(3,549,947)
Balance as of September 30, 2014	3,887,500	$3,888	75,000	$75	241,421,828	$241,422	$8,877,250	$(8,943,619)	$179,016

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended, September 30, 2014	Nine months ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,549,947)	$(2,880,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,308	21,010
Amortization expense	35,000	800
Amortization of debt discount	333,404	232,570
Stock option compensation charge	1,439,502	1,154,201
Stock issued for services rendered	302,347	72,000
Stock based call option	-	5,500
Derivative financial liability	430,956	111,015
Gain on winding up of subsidiary	-	(34,321)
Gain on forgiveness of debt by licensor	(150,000)	-
Changes in Assets and Liabilities
Accounts receivable	(891)	(15,560)
Prepaid expenses	(11,352)	(13,020)
Accounts payable	(19,981)	94,260
Accrued liabilities and other payables	(14,547)	(37,929)
Accrued interest	39,834	121,360
Cash Used in Operating Activities	(1,151,367)	(1,168,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(139,227)	(6,119)
NET CASH USED IN INVESTING ACTIVITIES	(139,227)	(6,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on Series B Preferred stock issued	750,000	-
Proceeds on common stock issued, net of issue expenses	946,110	-
Repayment of notes	(461,948)	-
Proceeds from notes payable and advances	160,000	1,231,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,394,162	1,231,000

NET INCREASE IN CASH	103,568	56,254
CASH AT BEGINNING OF PERIOD	28,423	70
CASH AT END OF PERIOD	$131,991	$56,324

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$1,500
Cash paid for interest	$130,753	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Licenses acquired not yet paid for	$200,000	$-
Assets acquired in reverse merger	$-	$2,658
Liabilities acquired in reverse merger	$-	$1,447,091
Contributed assets	$-	$37,301
Conversion of debt to equity	$794,150	$19,750
Conversion of interest on debt to equity	$102,397	$-

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and nine months ended September 30, 2014 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”).

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

Novas Energy USA Inc.

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

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

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued.

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are evaluating the impact that this ASU will have on our disclosures.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2014 and December 31, 2013, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2014 and December 31, 2013, the balance did not exceed the federally insured limit.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended September 30, 2014.

j)	Inventory

The Company had no inventory as of September 30, 2014 and December 31, 2013.

k)	Plant and Equipment

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

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2014, there have been no interest or penalties incurred on income taxes.

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

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $3,549,947 during the nine months ended September 30, 2014. As of September 30, 2014, the Company had an accumulated deficit of $8,943,619. The Company had a working capital deficiency of $253,803 as of September 30, 2014. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

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

4	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Prepaid equipment rental	$7,156	$1,533
Prepaid insurance	7,970	10,848
Prepaid professional fees	13,286	4,144
Other	44	579
	$28,456	$17,104

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Capital work in progress	$-	$105,000
Plasma Pulse Tool	240,720	-
Furniture and equipment	26,643	26,643
Field equipment	19,627	16,120
Computer equipment	1,500	3,041
Total cost	288,490	150,804
Less: accumulated depreciation	(41,190)	(28,423)
Plant and equipment, net	$247,300	$122,381

Depreciation expense was $14,308 and $21,010 for the nine months ended September 30, 2014 and 2013, respectively.

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	INTANGIBLES

Licenses

Novas licenses the “Plasma-Pulse Technology” (“the Technology”) from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended on March, 2014. The amended license agreement provides Novas with the exclusive right to develop, use, market and commercialize the Technology for itself and/or third parties, sublicense and provide services to third parties related to the Technology in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology. The license is limited to the United States and Mexico. It also provides that Novas will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. Revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. All royalty payments made by Novas as well as sublicensing revenue paid by Novas to the Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. Novas was obligated to pay an initial license fee of $150,000 on or prior to June 30, 2014, this fee was subsequently waived by the Licensor with effect from July 30, 2014, and an additional $200,000 on or prior to June 30, 2015 for the additional rights under the amended license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and Novas is responsible for costs of obtaining marketing approvals. The Licensor has the right to terminate the license agreement upon Novas’ breach or default. If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

Intangibles consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

License agreements	$350,000	$-
Website development	8,000	8,000
Total cost	358,000	8,000
Less: accumulated amortization	(43,000)	(8,000)
Intangibles, net	$315,000	$-

Amortization expense was $35,000 and $800 for the nine months ended September 30, 2014 and 2013, respectively.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2015	700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
$3,700,000

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Short-term
Payroll liabilities	$42,074	$55,918
Accrued Royalties	3,472	1,758
License fees payable	200,000	-
Other	-	2,417
Total Accrued Liabilities and other payables	$245,546	$60,093

8	DEFERRED REVENUE

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

On May 30, 2014 we cancelled this agreement due to the inability of the third party to execute under the agreement.

9	NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2014 and December 31, 2013:

Description	Interest Rate	Maturity	September 30, 2014	December 31, 2013

Short-Term
Owl Holdings	-	-	$3,000	$3,000

Long-Term
JAZ-CEH Holdings, LLC	7.5%	October 31, 2015	105,000	105,000
Accrued interest			7,477	1,532
Total Long-Term Notes Payable			112,477	106,532

Total Notes Payable			$115,477	$109,532

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

JAZ-CEH Holdings, LLC

In October 2013, Novas Energy USA, Inc, entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bears interest at 7.5% per annum and matures on October 31, 2015.

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Short Term Convertible Notes payable consisted of the following as of September 30, 2014 and December 31, 2013:

	Interest Rate	Maturity	September 30, 2014	December 31, 2013

Dart Union	6%	On demand	$-	$20,000
Dart Union	6%	On demand	-	25,000
Dart Union	6%	On demand	-	20,000
Accrued Interest			-	4,221
Total Dart Union			-	69,221

JMJ Financial	12%	July 1, 2014	-	97,440
JMJ Financial	12%	September 25, 2014	-	64,960
JMJ Financial	12%	December 8, 2014	-	64,960
Unamortized debt discount, fees and interest expense			-	(36,306)
Total JMJ Financial			-	191,054

Asher Enterprises	8%	May 1, 2014	-	53,000
Asher Enterprises	8%	June 6, 2014	-	42,500
Asher Enterprises	8%	July 7, 2014	-	32,500
Accrued Interest			-	3,545
Total Asher Enterprises			-	131,545

Gel Properties	6%	August 1, 2014	-	52,500
Gel Properties	6%	June 1, 2014	-	-
Gel Properties	6%	August 1, 2014	-	-
Accrued Interest			-	1,320
Total Gel Properties			-	53,820

Vista Capital Investments	12%	September 4, 2014	-	30,800
Vista Capital Investments	12%	December 18, 2014	-	30,800
Unamortized debt discount and interest expense			-	(9,544)
Total Vista Capital Investments			-	52,056

LG Capital Funding, LLC	12%	June 20, 2014	-	63,448
Unamortized debt discount and interest expense			-	(14,269)
Total LG Capital Funding, LLC			-	49,179

Tonaquint, Inc.	10%	October 11, 2014	-	155,650
Unamortized debt discount and interest expense			-	(33,638)
Total Tonaquint, Inc.			-	122,012

Total Short-Term Notes Payable			$-	$668,887

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

Effective April 1, 2014, the three convertible notes in the aggregate principal amount of $65,000 together with interest thereon of $5,183 totaling $70,183 were converted into 1,403,660 common shares at a conversion price of $0.05 per share.

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

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

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

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

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

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

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

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

On April 11, 2014, May 1, 2014, May 20, 2014, June 4, 2014, June 20, 2014, July 7, 2014 and July 28, 2014, Tonaquint converted the note outstanding of $155,650 borrowed on October 11, 2013, including interest, original issue discount and fees into 1,283,576 Common shares of the Company at an average issue price of $0.12 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

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

The derivative financial liability was no longer required upon the conversion of the remaining short term convertible notes with variable priced conversion rights on July 28, 2014, resulting in a net credit to the unaudited consolidated statement of operations of $237,799 and a net charge of $(668,755) for convertible debt converted to equity, totaling a net charge of $(430,956) for the nine months ended September 30, 2014.

	September 30, 2014	December 31, 2013

Opening balance	$237,799	$-
Conversion of derivative liability for stock issued at a discount	(668,755)	-
Fair value adjustments to derivative financial liability	430,956	237,799
	$-	$237,799

The following assumptions were used in the Black-Scholes valuation model:

	Nine months ended September 30, 2014	Year ended December 31, 2013
Stock price over the period	$0.14 – $0.50	$0.20 –$ 0.94
Risk free interest rate	0.11% to 0.13%	0.09% to 0.16%
Expected life of short-term notes payable	1 to 10 months	8 to 12 months
Expected volatility	119.45%	114.14%
Expected dividend rate	0%	0%

12	LONG-TERM CONVERTIBLE NOTES PAYABLE

Long Term Convertible Notes payable consisted of the following as of September 30, 2014 and December 31, 2013:

Description	Interest Rate	Maturity	September 30, 2014	December 31, 2013
Notes payable	6%	November 19, 2017	$39,375	$388,875
Accrued interest			4,550	95,124
Unamortized debt discount			(24,721)	(302,480)
Total long-Term Convertible Notes Payable			$19,204	$181,519

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

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	STOCKHOLDERS’ EQUITY/(DEFICIT)

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and outstanding 241,421,828 shares of common stock as of September 30, 2014.

The following common shares were issued by the Company during the nine months ended September 30, 2014:

i)	an aggregate of 27,510,118 shares of Common Stock to convertible note holders upon conversion of an aggregate of $1,565,302 of short and long-term convertible notes, inclusive of certain interest and, mark-to-market derivative adjustments thereon, at an average share price of $0.06 per share;

ii)	an aggregate of 1,260,667 Common shares issued to consultants and advisors for services at an average issue price of $0.24 per share, the market value of our common stock when the shares were issued.

iii)

In terms of a private placement agreement entered into on April 15, 2014 between the Company and a placement agent (“the Placement Agent”), the Placement Agent agreed to assist the Company in raising financing. The financing could be in the form of debt or equity funding offered to qualified investors only and was in the form of equity. The Placement Agent received a fee of 10% of the gross proceeds raised together with a 3% expense recovery fee. In addition to this the Placement Agent was issued warrants equal to 15% of the total number of shares issued to the investors , on the same terms and conditions of those warrants issued to investors. After the completion of the last funding the Company is obligated to file an S-1 registration statement on Form S-1 registering the common stock issue in the offering and the common stock underlying the warrants within 90 days of the completion of the funding.

During the period June 2014 to August 2014, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, new, qualified investors, acquired 7,353,329 common units of the Company at a price of $0.15 per unit, each unit consisting of one share of Common Stock and a five year warrant exercisable for one half of a share of common stock at an exercise price of $0.25 per share, for net proceeds of $946,110 after deducting placement agent fees and other share issue expenses of $146,890. A further $10,000 was paid to the Placement Agent as fees in terms of the agreement. The placement agent was also issued five year warrants to purchase 1,654,499 shares of common stock at an exercise price of $0.25 per share.

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

(e)	the making of any loan or advance to any person except in the ordinary course of business.

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	STOCKHOLDERS’ EQUITY/(DEFICIT) (continued)

ii)	Series B Convertible Preferred Stock

The rights, privileges and preferences of the Series B Shares are summarized as follows:

Conversion
The holders of the Series B Preferred Shares shall have conversion rights as follows:

(a)	Each share of the Series B Shares shall be convertible at any time prior to the issuance of a redemption notice by the Company into such number of shares of Common Stock by dividing the Stated value ($10) of the Series B Share by $0.10 and shall be subject to adjustment for dividends or distributions made in common stock, the issue of securities convertible into common stock, stock splits, reverse stock splits, or reclassifications of common stock. No adjustments will be made to the conversion rights or conversion price for any reorganization other than to be entitled to receive the same benefits as if the shares were converted immediately prior to such reorganization. No conversion will take place if the holder of the Series B Shares will beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after conversion. As of the date hereof, each Series B Share converts into 100 shares of common stock.

(b)	The conversion right of the holders of Series B Shares shall be exercised by the surrender of the certificates representing shares to be converted to the Company, accompanied by written notice electing conversion.

(c)	No fractional shares of Common Stock or script shall be issued upon conversion of Series B Shares. The Company shall pay a cash adjustment in respect to such fractional interest based upon the fair value of a share of Common Stock, as determined in good faith by the Company’s Board of Directors.

(d)	All shares of Common Stock issued upon conversion of Series B Shares will upon issuance be validly issued, fully paid and non-assessable. All certificates representing Series B Shares surrendered for conversion shall be appropriately canceled on the books of the Company and the shares so converted represented by such certificates shall be restored to the status of authorized but unissued shares of preferred stock of the Company.

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
Dividends

(a)	The holders of the Series B Shares shall be entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year (“Dividend Date”). Such dividends shall accrue on any given share from the day of original issuance of such share. Such dividends shall be cumulative, whether or not declared by the Board of Directors, but shall be non-compounding.

(b)	Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share.

(c)	Nothing contained herein shall be deemed to establish or require any payment or other charges in excess of the maximum permitted by applicable law.

(d)	In the event that pursuant to applicable law or contract the Company shall be prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares shall be entitled, the cash amount available pursuant to applicable law or contract shall be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares shall be payable in cash.

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	STOCKHOLDERS’ EQUITY/(DEFICIT) (continued)

ii)	Series B Convertible Preferred Stock (continued)

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

We have undeclared dividends on the Series B Preferred stock amounting to $30,740 as of September 30, 2014. The beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends.

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	STOCKHOLDERS’ EQUITY/(DEFICIT) (continued)

c)	Stock Option Plan

The Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to 5,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. After the reverse stock split in August 2012, a total of 100,000 shares were available for grant. Subsequent to the reverse split the Board of Directors approved an increase in the number of awards available for grant to 2,100,000 shares. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. At September 30, 2014 and December 31, 2013, there were 452,960 options issued and outstanding, respectively, under the Stock Plan. In addition, the Company issued 11,000,000 options to two of its Officers which are not covered under this plan (see section d) – “Non-Plan Stock Options” for further description of these options)

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

The Company has recorded an expense of $1,439,502 and $1,657,273 for the nine months ended September 30, 2014 and the year ended December 31, 2013 relating to options issued.

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	STOCKHOLDERS’ EQUITY/(DEFICIT) (continued)

The options outstanding and exercisable at September 30, 2014 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$25.00	2,500	3.60 years	$25.00	2,500	$25.00	3.60 years
$13.50	5,480	4.71 years	$13.50	5,480	$13,50	4.71 years
$12.50	2,000	6.04 years	$12.50	2,000	$12.50	6.04 years
$8.50	30,500	6.75 years	$8.50	30,500	$8.50	6.75 years
$5.00	14,800	7.04 years	$5.00	14,500	$5.00	7.04 years
$0.25	11,000,000	3.43 years	$0.25	7,104,172	$0.25	3.43 years
$0.65	55,386	6.84 years	$0.65	55,386	$0.65	6.84 years
$0.63	57,144	3.75 years	$0.63	57,144	$0.63	3.75 years
$0.51	285,150	5.54 years	$0.51	285,150	$0.51	5.54 years

	11,452,960	3.52 years	$0.30	7,556,832	$0.33	3.56 years

No options were granted for the nine months ended September 30, 2014. During the year ended December 31, 2013, awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2013 to September 30, 2014 is as follows:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2013	55,280	$5.00 to 25.00	$8.49
Granted – plan options	397,680	0.51 to 0.65	0.54
Granted – non plan options	11,000,000	0.25	0.25
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2013	11,452,960	$0.25 to 25.00	$0.30
Granted – plan options	-	-	-
Granted – non plan options	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2014	11,452,960	$0.25 to 25,00	0.30

Stock options outstanding as of September 30, 2014 as disclosed in the above table, have an intrinsic value of $0.

e)	Warrants

In terms of the recent private placement which took place between June 27, 2014 and August 8, 2014, as disclosed under (a) above, the new investors were entitled to a half warrant exercisable for one share of common stock per unit issued. The new, qualified, investors subscribed for a total of 7,353,329 units, each unit consisting of one share of common stock and one half warrant per share, resulting in the issue of 3,676,665 full warrants which are exercisable for shares of common stock at an exercise price of $0.25 per share. In addition to this, the placement agent is entitled to warrant units equal to 15% of the total shares issued under the Placement Agent Agreement. Each warrant unit consists of one warrant (“First Warrant”) and one half warrant upon exercise of the First Warrant, which are exercisable for shares of common stock at an exercise price of $0.25 per share. This resulted in the issue of 1,654,499 warrants to the Placement Agent.

The warrants outstanding and exercisable at September 30, 2014 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.30	375,000	4.08 years	$0.30	375,000	$0.30	4.08 years
$0.25	2,277,167	4.74 years	$0.25	2,277,167	$0.25	4.74 years
$0.25	1,508,333	4.84 years	$0.25	1,508,333	$0.25	4.84 years
$0.25	1,545,665	4.85 years	$0.25	1,545,665	$0.25	4.85 years
$0.25	633,333	4.90 years	$0.25	633,333	$0.25	4.90 years
	6,339,498			6,339,498

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the nine months ended September 30, 2014 and 2013, respectively, all stock options and warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Nine months ended September 30, 2014 (Shares)	Nine months ended September 30, 2013 (Shares)
Options to purchase shares of common stock	11,452,960	11,452,960
Warrants to purchase shares of common stock	6,339,498	-
Convertible preferred Series A-1 shares	38,875,000	38,875,000
Convertible preferred Series B shares	7,500,000	-
Convertible long-term notes	1,968,750	74,012,500
Convertible short-term notes*	-	-
	66,136,208	124,340,460

* Convertible short term notes have variable conversion pricing dependent upon share prices prior to conversion, see note 10 above.

As of September 30, 2013, short-term notes amounting to $402,948 are convertible into common shares at discounts ranging from 50% to 65% of average trading prices immediately prior to conversion. The closing share price as of September 30, 2013 was $0.36. There were no short-term convertible notes outstanding at September 30, 2014.

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

The Company leases approximately 2,300 square feet of office space in Houston, Texas on a month to month basis for $2,200 per month.

The Company sub-leases approximately 748 square feet of loft space in Houston, Texas from a related party on a month to month basis for $1,675 per month.

The minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2015	700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
$3,700,000

PROPELL TECHNOLOGIES GROUP, INC. AND ITS SUBSIDIARY

NOTES TO THE UUNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17	SUBSEQUENT EVENTS

On October 31, 2014, the Company received, a net $95,000 from LG Capital Funding, LLC (“LG”), after the payment of a $5,000 legal fee, pursuant to an unsecured convertible promissory note with a face value of $107,000, including an original issue discount of 7% amounting to $7,000. The note bears interest at the rate of 8% per annum commencing on October 31, 2014. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to 62% of the lowest closing bid price in the 10 trading days prior to conversion. The note matures on October 31, 2015. The holder is not entitled to exercise any conversion right that would result in the holder owning more than 9.9% of the Company’s common stock. The Convertible Note is redeemable by the Company within 180 days of the issuance date. The note has change of control provisions to protect the note holder and has certain covenants governing the event of default in terms of the note.

LG further provided a “Back-end” fully secured collateralized note of $100,000 which will bear interest at the rate of 8% per annum. This note is to be funded by LG by no later than January 31, 2015, unless advised otherwise by the Company. The company may repay this note at any time.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as set forth above.

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

Since March 19, 2013, we have used the Technology to treat thirty seven oil wells located in seven states; Louisiana, Oklahoma, Kansas, Texas, California, Tennessee and Wyoming. The Technology has been shown to increase oil production in the majority of the wells that we have treated. The initial results of this treatment have been very encouraging, however the results on the wells treated may not be indicative of the results of treatment on additional wells. As such, we are continuing to monitor closely the longer-term results while, based upon the prior success from the use of “Plasma-Pulse Technology” outside of the United States, we expect the positive data from the treated wells in the United States to continue. We currently have five tools that we use to perform the treatments of which four only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We have developed a tool to treat 4 ½-inch cased wells and have recently begun treating wells with the new tool.

In August 2013, we signed one Oil Services Revenue Sharing Agreement to treat up to ten wells in Creek County Oklahoma and thus far have treated four wells under the agreement, which four wells are included in the thirty seven oil wells mentioned above. We do not expect to treat further wells under this agreement. The agreement provides that Novas pays for all expenses related to the treatment and is reimbursed for such expenses from the initial funds received from the increase in production until Novas’ expenses are paid in full and then Novas will receive 49% of the increased oil production revenue for a twelve month period after treatment of the wells. We received revenue from these treated wells in the fourth quarter of 2013 and revenue from the treatment of other wells in 2014. We also completed treatment of seven wells in Oklahoma for a service fee.

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

To date we have financed our operations, from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $8,943,619 through September 30, 2014 and there can be no assurance that we will be able to achieve profitability.

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

Recent Developments

During the nine months ended September 30, 2014, we have raised gross proceeds of $2,013,000 and repaid $461,948 owed in connection with notes we had issued, as follows:

·	We raised $100,000 through the exercise of two $50,000 “back-end” notes issued to GEL Properties. The notes bear interest at 6% per annum and are repayable on June 1, 2014 and August 1, 2014. These notes were repaid on March 11, and April 11, 2014.

·	We raised $750,000 pursuant to an agreement entered into with an individual whereby we sold and he acquired 75,000 Series B preferred shares at an issue price of $10 per share for net proceeds of $750,000. These proceeds were primarily used to settle short-term convertible notes for aggregate proceeds of $532,025, including interest, early settlement penalties, fees and original issue discounts thereon.

We raised proceeds of $1,103,000 pursuant to a private placement agreement and individual Securities Purchase Agreements entered into with new, qualified investors who acquired 7,353,329 units of the Company at a price of $0.15 per unit, each unit consisting of one share of Common Stock and one half of a five-year warrant to purchase a share of common stock at an exercise price of $0.25 per share. We paid share issue expenses of $156,890, resulting in net proceeds of $946,110.

We raised $60,000 from an investor, Strategic IR, as temporary funding which amount was repaid in full on July 2, 2014.

In terms of conversion notices received from convertible note holders, 27,510,118 shares of Common Stock were issued upon the conversion of an aggregate of $1,565,302 of short- and long-term convertible notes, inclusive of interest and mark-to-market derivative adjustments at an average conversion price of $0.06 per share.

Subsequent to the nine months ended September 30, 2014, on October 31,2014, the Company received, a net $95,000 from LG Capital Funding, LLC (“LG”), after the payment of a $5,000 legal fee, pursuant to an unsecured convertible promissory note with a face value of $107,000, including an original issue discount of 7% amounting to $7,000. The note bears interest at the rate of 8% per annum commencing on October 31, 2014.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of September 30, 2014 and September 30, 2013, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended September 30, 2014 and September 30, 2013

Net revenues

Net revenues were $- and $31,856 for the three months ended September 30, 2014 and 2013 respectively, a decrease of $31,856 or 100.0%. This is primarily due to the cancellation of the Mexico oil services contract with a non-performing third party. Revenues will be generated through new relationships which we are in the process of establishing. The net revenue from the prior year consisted of revenue from our oil recovery business of $23,443, which was primarily used to explore the potential of the technology and revenue generated from our e-commerce shops of $8,413, which was disposed of with effect from December 31, 2013.

Cost of goods sold

Cost of goods sold was $34,620 and $31,173 for the three months ended September 30, 2014 and 2013, respectively, an increase of $3,447 or 11.1%. Cost of goods during the current year, sold primarily represents non-recoverable set up fees including engineering costs and travel costs incurred on projects we are currently working, while Cost of goods sold in the prior year consisted of cost of goods sold from our oil recovery business amounting to $24,393, including engineering costs and equipment rental necessary to conduct our oil recovery business and Cost of goods sold from our e-commerce business amounted to $6,780, which was disposed of with effect from December 31, 2013 to enable us to focus on our oil recovery business.

Gross (loss)/profit

Gross (loss)/profit was $(34,620) and $683 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $35,303 or 102.0%. This primarily represents engineering costs and travel costs for project costs we are currently working. The prior year gross profit of $683 consisted of a gross loss from our oil recovery business of $950, offset by a gross profit of $1,633 from our e-commerce business.

Total expenses

Total expenses were $992,561 and $706,905 for the three months ended September 30, 2014 and 2013, respectively, an increase of $285,656 or 40.4%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $619,125 and $492,532 for the three months ended September 30, 2014 and 2013, respectively, an increase of $126,593. This increase is primarily due to stock based payments to investor relations and investment consultants incurred during the current year.
•

General and administrative expenditure was $228,455 and $(43,670) for the three months ended September 30, 2014 and 2013, respectively, an increase of $272,125 or 623.1%. The prior year expenditure included a re-allocation of debt discount amount to $133,188 to the finance cost section of the statement of operations, actual general and administrative expenses amounted to $89,518 and consisted primarily of travel and rental related expenditure. The increase in the current year is primarily due to the increase in normal business activity while conducting our oil recovery business and includes administrative expenses such as rent, travel expenditure, investor relations expenditure and other general office expenses.

•	Professional fees were $65,898 and $243,374 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $177,476 or 72.9%. This decrease is due to the decrease in the level of professional activity associated with the reverse merger conducted in the prior year.

Other income

Other income consisted of a gain realized on debt forgiveness by our Technology Licensor of $150,000 which was due in the current year. Other income in the prior year included a non-cash gain of $34,321 on the de-consolidation of a subsidiary, Mountain Capital, LLC which was wound up several years ago, the gain represented liabilities reflected as outstanding by Mountain Capital, LLC. In addition to this, a gain of $44,125 was realized on the release of an accrual for unpaid payroll liabilities which is not due and is longer required.

Amortization of debt discount

Amortization of debt discount was $4,477 and $232,570 for the three months ended September 30, 2014 and 2013 respectively, a decrease of $228,093 or 98.1%. The charge in the prior year included the reallocation of $133,188 from general and administrative expenses relating to prior periods. The current year charge is significantly lower than the prior year charge due to the conversion of substantially all of the convertible debt during the current year and the end of the prior year, resulting in accelerated amortization charges in prior periods.

Change in fair value of derivatives

Change in fair value of derivative liabilities was $(33,345) and $(111,015) for the three months ended September 30, 2014 and 2013, respectively, a decrease of $77,670 or 70.0% includes the current year release of the remaining derivative liability of $16,104 upon the conversion of the remaining short term convertible notes, offset by the charge of $49,449 on the conversion of those notes to equity. The prior year charge of $111,015 consisted of valuations raised on short-term convertible instruments issued during that period.

Interest expense

Interest expense was $3,832 and $48,340 for the three months ended September 30, 2014 and 2013 respectively, a decrease of $44,508 or 92.1%, which is primarily due to the repayment or conversion of substantially all of the interest bearing long- and short-term notes outstanding prior to the commencement of the current quarter.

Net loss

The Company incurred a net loss of $918,835 and $1,025,201 for the three months ended September 30, 2014 and 2013, a decrease of $106,366 or 10.4%, respectively and which consists of the various revenue and expense items discussed above.

Results of Operations for the nine months ended September 30, 2014 and September 30, 2013

Net revenues

Net revenues were $85,008 and $46,113 for the nine months ended September 30, 2014 and 2013 respectively, an increase of $38,895 or 84.3%. Revenue in the current year consists of; i) the amortization of a once off licensing fee and initial set up revenues amounting to $40,000 for a well treatment project undertaken in Mexico, which has subsequently been terminated due to non-performance with the reversal of all deferred revenue and receivables under that project; and $45,000 earned on the treatment of several wells in the USA. The revenue from the prior year represented sales from our oil recovery business amounting to $23,443 and revenue generated from our e-commerce shops of $22,670, which was disposed of with effect from December 31, 2013.

Cost of goods sold

Cost of goods sold was $136,645 and $42,320 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $94,325 or 222.9%. Cost of goods sold during the current year, primarily represents non-recoverable set up fees including engineering costs and travel costs incurred on our projects, offset by cost recovery fees charged to customers, while cost of goods sold in the prior year represents cost of goods sold from our oil recovery business amounting to $24,393, this included engineering costs and equipment rental necessary to conduct our oil recovery business, and cost of goods sold from our e-commerce business amounting to $17,927, which was disposed of with effect from December 31, 2013.

Gross (loss)/profit

Gross (loss)/profit was $(51,637) and $3,793 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $55,430 or 1,461%. This primarily represents set up expenditure incurred on our project which is not initially recoverable from the project. The prior year gross profit of $3,793 consisted of a gross loss from our oil recovery business of $950, offset by a gross profit of $4,743 from our e-commerce business. The gross loss on the oil recovery business is primarily due to the incurrence of engineering costs prior to the generation of revenue.

Total expenses

Total expenses were $2,713,363 and $2,497,152 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $216,211 or 8.7%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $1,741,849 and $1,154,201 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $587,648. The current year charge includes a charge of $302,347 for shares issued to certain consultants and advisors for work performed, the remaining increase is primarily due to the timing of stock options issued to our CEO and a director during March in the prior year;
•	General and administrative expenditure was $574,844 and $718,315 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $143,471 or 20.0%. This decrease represents includes the once-off amortization of debt discount on the conversion of long-term debt to equity, offset by the increase in normal business activity whilst conducting our oil recovery business and includes administrative expenses such as rent, travel expenditure, investor relations expenditure and other general office expenses.
•	Professional fees were $200,931 and $509,303 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $308,372 or 60.5%. This decrease is due to the decrease in the level of professional activity associated with the reverse merger conducted in the prior year.

Other income

Other income consisted of a gain realized on debt forgiveness by our Russian Technology Licensor of $150,000. Other income in the prior year included a non-cash gain of $34,321on the de-consolidation of a subsidiary, Mountain Capital, LLC which was wound up several years ago, the gain represented liabilities reflected as outstanding by Mountain Capital, LLC. In addition to this, a gain of $44,125 was realized on the release of an accrual for unpaid payroll liabilities which is not due and is longer required.

Amortization of debt discount

Amortization of debt discount was $333,404 and $232,570 for the nine months ended September 30, 2014 and 2013, respectively, the current year includes the amortization of debt discount on long-term notes of $277,759 which includes the accelerated amortization of debt discount on long term notes which were converted into equity during the current nine months; and the amortization of $55,645 on short-term convertible notes which was also accelerated due to the conversion of these notes into equity. The prior year amortization consisted primarily of the amortization of debt discount on the long-term notes.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $430,956 and $111,015 for the nine months ended September 30, 2014 and 2013 respectively, an increase of $319,941 or 288.2%. The current year includes a charge of $668,755 representing the mark-to-market of equities issued to short-term convertible note holders who converted their debt into equity at deeply discounted prices based on variable pricing options, offset by a mark-to-market credit of $243,603 on short-term convertible notes prior to conversion to equity and the creation of a derivative liability of $5,803 on short term debt issued during the nine months ended September 30, 2014. The prior year change in derivatives was due to creation of derivative liabilities on short-term convertible debt issued.

Interest expense

Interest expense was $170,587 and $121,360 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $49,227 or 40.6%. The current year interest charge includes a penalty of $122,399 incurred on the early redemption of short term convertible notes before they converted into equity; and the accrual of interest on notes payable of $47,822 for the nine months ended September 30, 2014, compared to an interest accrual of $121,360 for the prior year on primarily long-term and short-term notes. The decrease in interest accrual is primarily due to the conversion and repayment of substantially all of the interest bearing long and short term notes during the last quarter of the prior year and the first two quarters of the current year.

Net loss

The Company incurred a net loss of $3,549,947 and $2,880,513 for the nine months ended September 30, 2014 and 2013, an increase of $669,434 or 23.2%, respectively and which consists of the various revenue and expense items discussed above.

A deemed preferred stock dividend of $1,604,335 has been disclosed in the statement of operations for the nine months ended September 30, 2014. This amount represents the in-the-money value of the conversion feature of the newly issued Series B Preferred stock as of the date of issue. These Series B Preferred shares are convertible into common stock at an exercise price of $0.10 per share. The valuation of this beneficial conversion feature was determined using a Black-Scholes valuation model.

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

We have incurred an accumulated deficit of $8,943,619 for the period since inception through September 30, 2014. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. As of September 30, 2014 we had notes, outstanding of $134,681, including principal, interest and unamortized debt discounts. The Company does not have the resources to repay the remaining loans as they become due.

Notes payable consisted of the following as of October 31, 2014:

Description		Maturity	Principal outstanding at September 30, 2014	Converted October 31, 2014	Raised/ (Repaid) October 31, 2014	Principal outstanding at October 31, 2014
Non-Convertible notes
Short-term
Owl Holdings	-	On demand	$3,000	$-	$-	$3,000
LG Capital Funding, LLC	8.0%	October 31, 2015	-	-	107,000	107,000
Long-term
JAZ-CEH Holdings, LLC	7.5%	October 31,2015	105,000	-	-	105,000
Convertible notes
Long -Term
Various principals	6.0%	November 19, 2017	39,375	-	-	39,375
Total			$147,375	$-	$107,000	$254,375

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2014 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls.

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

Item 1A. Risk Factors

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

Our condensed consolidated financial statements, report a loss from operations of $(2,765,000) and a net loss of $(3,549,947) for the nine months ended September 30, 2014. Our consolidated audited financial statements for the year ended December 31, 2013, report a loss from operations of $(3,493,837) and a net loss of $(3,816,851). The opinion of our independent registered accounting firm on our audited financial statements as of and for the period ended December 31, 2013 for Propell was qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the nine months ended September 30, 2014, we had revenues of $85,008 primarily from the amortization of a once off licensing fee and sales of our plasma pulse services and a net loss of $(3,549,947). For the year ending December 31, 2013, we had net revenues of $94,362 from our oil recovery and our e-commerce business. For the year ending December 31, 2013, we sustained a net loss of $(3,816,851). To date, we have not generated significant revenue from our Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

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

We may not be able to service customers with the five down-hole tools that we currently have.

Our ability to continue to service customers and expand our business is dependent upon us raising additional funding in the near term to acquire additional apparatuses to be utilized with the Plasma Pulse Technology. We currently have only four down-hole tools and one tool that treats 4 ½ inch cased wells and horizontal wells. If the tools should require repair we may be unable to service customers. In addition, with only five tools, we can only treat a limited number of wells at a time and are unable to treat wells on days when the tools are in transit from one customer’s well to another well. In addition, only one of the tools can treat the 4 ½ inch cased wells and horizontal wells.

We may not be able to retrofit the down-hole tool to fit a large number of well holes in the United States.

Four of our tools only work in vertical wells with a minimum of 5 ½ inch casings and not in horizontal wells. We recently developed a tool to treat 4 ½-inch cased wells and horizontal wells. However, there can be no assurance that such tool will be effective in treating wells in the United States.

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

To date, we have applied our licensed Plasma Pulse Technology to treat only thirty seven wells, which treatments were performed fairly recently, and we do not have long terms results on the wells that were treated. We have seen improved results in many wells. Favorable results in our early treatments may not last and may not be repeated in later treatments of other wells. Success in early treatments does not ensure that wells treated at a later date will be successful. Additionally, collecting treatment data results is not always possible as operators that pay for the service are not required to deliver data or we are required to work under non-disclosure agreements.

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

We may be unable to generate sufficient revenues to meet the minimum royalties under our license agreement,

The license agreement with Novas Energy Group Limited requires us to pay minimum royalty payments of $1,000,000 per year; however, no minimum royalty payment is due prior to (i) December 31, 2015 with respect to Mexican operations and (ii) the three year anniversary of the license agreement with respect to the United States operations. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license agreement with respect to a certain territory under certain circumstances and in certain other circumstances has the right to terminate the entire agreement. In addition, we are obligated to pay an additional $200,000 on or prior to June 30, 2015 with respect to our rights in Mexico. To date, we have not generated enough revenue to pay the amount owed in June 2014 or any minimum royalty payments. No assurance can be given that we will generate sufficient revenue or raise additional financing to make these minimum royalty payments. Any failure to make the payments would permit the licensor to terminate the license. If we were to lose or otherwise be unable to maintain this license, it would halt our ability to market our technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

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

As of September 30, 2014, the Company had notes outstanding in the aggregate principal amount of $147,375, $3,000 is repayable on demand and $144,975 is not repayable within the next twelve months. Each loan bears interest at rates ranging from 6% to 7.5% per annum. To date, the Company has not generated enough revenue to pay the amounts outstanding under these loans.

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

We are a publicly traded company, and are therefore subject to the Sarbanes-Oxley Act of 2002, which requires that our internal controls and procedures comply with Section 404 of the Sarbanes-Oxley Act. We expect compliance to be costly and it could impact our results of operations in future periods. In addition, the Financial Accounting Standards Board now requires us to follow the accounting standards on share based payments. Under this rule, companies must calculate and record in their statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services. We expect that we will use stock options to attract, incentivize and retain our employees and will therefore incur the resulting stock-based compensation expense. This will continue to adversely affect our operating results in future periods.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified material weaknesses in our internal controls with respect to our financial statement for the quarter ended September 30, 2014. Our management discovered insufficient controls over review and accounting for certain complex transactions and a lack of segregation of duties.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds for the nine months ended September 30, 2014

The following common shares were issued by the company during the nine months ended September 30, 2014:

i)	an aggregate of 27,510,118 shares of Common Stock to convertible note holders upon conversion of an aggregate of $1,565,302 of short- and long-term convertible notes, inclusive of certain interest and, mark-to –market derivative adjustments, at an average share price of $0.06 per share. The exchange of the Common Stock for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933, as amended (“the Securities Act”).
ii)	An aggregate of 75,000 Series B convertible preferred shares at an issue price of $10 per share for net proceeds of $750,000.
iii)	an aggregate of 1,260,667 Common shares issued to consultants for services to be performed at an average issue price of $0.24 per share, the market value of our common stock when the shares were issued.
iv)	An aggregate of 7,353,329 Common shares and warrants exercisable for 3,676,665 Common shares issued to new qualified investors for gross proceeds of $1,103,000 pursuant to a Private placement agreement and individual Securities Purchase Agreements entered into at a price of $0.15 per unit, each unit consisting of one share of Common Stock and one half of a five-year common stock purchase warrant at an exercise price of $0.25 per share. In addition, we issued to the placement agent in connection with the offering warrants to purchase 1,650,499 Common shares with an exercise price of $0.25 per share.

Subsequent to the nine months ended September 30, 2014, on October 31,2014, the Company received, a net $95,000 from LG Capital Funding, LLC (“LG”), after the payment of a $5,000 legal fee, pursuant to an unsecured convertible promissory note with a face value of $107,000, including an original issue discount of 7% amounting to $7,000. The note bears interest at the rate of 8% per annum commencing on October 31, 2014.

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

DATE: November 13, 2014	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)
	By:	/s/John W. Huemoeller II
John W. Huemoeller II, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

