Form 10-K
period 2014-12-31
Propell Technologies Group, Inc.
filed 2015-03-30
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2014

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of the voting and non-voting stock of the Company held by non-affiliates as of June 30, 2014 was approximately $67,852,133 based on the price at which the common stock was last sold on June 30, 2014.

The Registrant has 260,808,931shares of common stock outstanding as of March 30, 2015.

Documents incorporated by reference: None

1

PROPELL TECHNOLOGIES GROUP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements.  All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements.  Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of those words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.

Item 1.  Business

Overview

Our Company

Through our wholly owned subsidiary, Novas Energy USA, Inc. (“Novas”), we are engaged in the commercial application of a proprietary “Plasma-Pulse Technology” to enhance the recovery of oil for which we have a perpetual exclusive license to utilize in the United States and Mexico.   We began introducing the Plasma Pulse Technology in the United States on a limited basis in March 2013. Prior to March 2013, all of our revenue had been derived from our e-commerce and other lines of business which was disposed of effective December 31, 2013.

Since February 4, 2013, following the closing of the Share Exchange Agreement with the shareholders of Novas, under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our common stock, our primary focus has shifted to the further development of our licensed oil recovery technology. The oil recovery technology used by Novas is based on an exclusive, perpetual royalty-bearing license (the “License Agreement”) to engage in the commercial application of the proprietary “Plasma-Pulse Technology” (the “Plasma Pulse Technology”) entered into on January 30, 2013, as amended in March 2014 and December 23, 2014 with Novas Energy Group Limited (“Licensor”) which granted Novas the right to use the Plasma Pulse Technology in the United States to enhance oil production.  The license agreement provides Novas with the right to practice the licensed process and to utilize the Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Plasma Pulse Technology in the United States. In March 2014, the license was amended to, among other things, increase the territory in which Novas can practice the licensed process and utilize the Plasma Pulse Technology to include Mexico. Although new to the United States and Mexico, the Plasma Pulse Technology has been successfully utilized outside of the United States and Mexico for several years. The Licensor has filed for patent protection of the Plasma Pulse Technology in the United States.  The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Plasma Pulse Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.

Since March 19, 2013, we have used the Plasma Pulse Technology to treat over forty oil and injector wells located in eight states; Louisiana, Oklahoma, Kansas, Texas, California, Tennessee, Colorado and Wyoming. The Plasma Pulse Technology has been shown to increase oil production or injection rates in many of the wells that we have treated. The initial results of this treatment have been very encouraging, however the results on the wells treated may not be indicative of the results of treatment on additional wells. We currently have six tools that we use to perform the treatments, of which four only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We developed U.S. made prototype tools to treat 4 ½-inch cased wells and treated three wells with the new tools.

Initially we offered our services to independent oil wells based on a joint venture model in which we received a percentage of the revenue that our customers derived from additional production resulting from the use of the Plasma Pulse Technology, we have not concluded any further agreements under this joint venture model. We also offer our services on a fee based model and charge a service fee for use of the Plasma Pulse Technology. In 2014 we treated sixteen wells for service fees. In addition, we may acquire wells and use the Plasma Pulse Technology on our acquired wells to increase their production. Our anticipated customers are the owners of independent oil wells as well as major oil and oil service companies.

In order to allow us to fully focus on our oil recovery business, we disposed of our e-commerce line of business for a consideration of 10% of the net profits of the business, up to a maximum of $100,000 earned over a three year period ending December 31, 2016. In addition, effective December 31, 2013, in order to improve our balance sheet, we disposed of our wholly owned subsidiary, Crystal Magic, Inc., which had been inactive since June 2010 and sold the stock of Crystal Magic, Inc. to a third party for nominal consideration.

To date, we derived $258,104 in revenue from our oil enhancement business. We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $10,412,155 through December 31, 2014 and there can be no assurance that we will be able to achieve profitability.

Our principal offices are located at 1701 Commerce Street, Houston, Texas 77002. Our telephone number is (713) 227-0480. Our fiscal year end is December 31.

Recent Events

(a)	Series C Convertible Preferred Stock Issuance

On February 19, 2015, we entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Ervington Investment Limited, an entity organized under the laws of the Republic of Cyprus whose ultimate beneficial owner is Roman Abramovich (“Ervington”), and closed the first tranche of a private placement offering under the Purchase Agreement, raising $5,000,000 in gross proceeds from the sale of 1,525,424 shares of our Series C Preferred Stock (“Series C Preferred Stock”) at a purchase price of $3.277777778 per share. We have agreed to use the net proceeds of the offering for research and development, commercialization of new products, sales and marketing, repayment of debt, accounts payable and administrative expenses. The Purchase Agreement also provides, subject to the conditions set forth therein, for the sale by us to Ervington of an additional 2,974,576 shares of Series C Preferred Stock for an additional gross proceeds to us of $9,750,000. Ervington has until May 31, 2015 to exercise the option to acquire the additional 2,974,576 shares of Series C Preferred Stock. The proceeds of the second closing are to be used by us for the acquisition, enhancement and maintenance of an oil field for deployment of our Plasma Pulse Technology.

In connection with the Purchase Agreement, we also entered into an Investors’ Rights Agreement with Ervington (the “Investors’ Rights Agreement”). The Investors’ Rights’ Agreement provides that the Holders (as defined in the Investors’ Rights Agreement) of a majority of the outstanding Registerable Securities (defined therein as the shares of common stock and Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued pursuant to the Secondary Stock Purchase Agreement (as defined below), the shares of Series C Preferred Stock issued pursuant to the Purchase Agreement and any common stock issued as dividends thereon or in exchange for such) are entitled to demand registration rights under certain circumstances and piggyback registration rights. In addition, the Investors’ Rights Agreement provides that Ervington (or its assignee) has the right to designate a person to be appointed as our Chief Executive Officer, a board observer right if a representative of Ervington or its affiliate is not a member of our board of directors and certain consultation rights if a representative of Ervington or its affiliate is not a member of our board of directors so long as it holds a majority of the Registerable Securities and at least 36,000,000 shares of our common stock on an “as converted” basis. Ervington and its affiliates also have a right of first refusal to acquire their pro rata share of any New Securities (as defined in the Investors’ Rights Agreement) which we propose to issue and sell.

In connection with the Purchase Agreement, Ervington also entered into a stock purchase agreement (the “Secondary Purchase Agreement”) with certain of our stockholders (the “Selling Stockholders”), pursuant to which the Selling Stockholders sold to Ervington an aggregate of 7,624,990 shares of our common stock and 2,437,500 shares of our Series A-1 Preferred Stock (representing 24,375,000 shares of our common stock on an as converted basis) at a purchase price of $.001 per share. The Secondary Purchase Agreement also provides that the Selling Stockholders will sell to Ervington at the second closing or subsequent closings under the Purchase Agreement in the aggregate an additional 56,677,477 shares of our common stock and 700,000 shares of our Series A-1 Preferred Stock (representing 7,000,000 shares of our common stock on an as converted basis).

We also entered into a Stockholders Agreement with the Selling Stockholders and Ervington (the “Stockholders Agreement”) providing that until a Change of Control Transaction (as defined in the Stockholders Agreement), each person a party thereto shall vote all of such person’s shares of our common stock in favor of the designees appointed by Ervington and two additional directors appointed by two of the Selling Stockholders and Ervington agreed to vote its shares in favor of the two designees appointed by the two Selling Stockholders provided that the certain Selling Stockholders continue to own a certain threshold number of shares of our common stock or preferred stock convertible into our common stock. In addition, the Selling Stockholders granted Ervington certain drag along rights in the event of a Change of Control Transaction (as defined in the Stockholders Agreement) and Ervington and its affiliates were granted certain rights of first refusal.

In accordance with the terms of the Series C Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”), Ervington appointed Ivan Persiyanov to serve as a director, holding two votes. In addition, James Fuller, Mark Kalow and Dan Steffens resigned from the Board of Directors effective upon the closing.

In addition, as a condition to the consummation of the Purchase Agreement, we filed a Certificate of Designations to our Certificate of Incorporation with the Secretary of State of the State of Delaware setting forth the rights, preferences and privileges of the Series C Preferred Stock, our Bylaws were amended and restated and we entered into an Indemnification Agreement with Ivan Persiyanov.

The Series C Preferred Stock accrues dividends at the rate per annum equal to 4% of the stated price (which initially is $3.277777778) payable annually in arrears on December 31 of each year in preference and priority to any payment of any dividend on our common stock, or any other class of preferred stock. Subject to adjustment, each share of Series C Preferred Stock is currently convertible at the option of the holder into 26.67 shares of common stock.  In the event of our liquidation, dissolution or winding up and other liquidation events (as defined in the Series C Certificate of Designations), holders of Series C Preferred Stock are entitled to receive from proceeds remaining after distribution to our creditors and prior to the distribution to holders of common stock or any other class of preferred stock the (x) stated value (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) held by such holder and (y) all accrued but unpaid dividends on such shares. The Series C Preferred Stock is entitled to certain weighted average anti-dilution protection as specified in the Series C Certificate of Designations.

Generally holders of Series C Preferred Stock will, on an as-converted basis, vote together with the common stock as a single class.  Upon the issuance of at least 1,500,000 shares of Series C Preferred Stock the holders of the Series C Preferred Stock as a class are entitled to elect either two directors holding one vote or one director holding two votes. Upon the issuance of an aggregate of 4,500,000 shares of Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to elect either three directors holding one vote each, one director holding three votes or two directors, or one director holding two votes and another director holding one vote.

The approval by holders of a majority of the Series C Preferred Stock, voting separately as a class, will be required for the: (i) merger, sale of substantially all of our assets or our recapitalization, reorganization, liquidation, dissolution or winding up, (ii) redemption or acquisition of shares of our common stock other than in limited circumstances, (iii) declaration or payment of a dividend or distribution with respect to our capital stock, (iv) making any loan or advance, (v) amending our Certificate of Incorporation or Bylaws, (vi) authorizing or creating any new class or series of equity security, (vii) increasing the number of authorized shares for issuance under any existing stock or option plan, (viii) materially changing the nature of the business (ix) incurring any indebtedness, (x) engaging in or making investments not authorized by our board of directors, (xi) acquiring or divesting a material amount of assets, (xii) selling, assigning, licensing, pledging or encumbering our material technology or intellectual property, (xiii) entering into any corporate strategic relationship involving payment, contribution or assignment by us or to us of any assets.

(b)	Common Stock and Warrant Private Placement

During June and August of 2014, we raised aggregate gross proceeds of $1,103,000 pursuant to a private placement agreement and individual securities purchase agreements entered into with new, qualified investors who acquired 7,353,329 of our units (the “Units”) at a price of $0.15 per unit, each unit consisting of one share of our common stock and a five-year warrant to purchase one half of a share of common stock at an exercise price of $0.25 per share. We paid share issue expenses of $156,890, resulting in net proceeds of $946,110. We also issued the placement agent and its employees a warrant exercisable for an aggregate of 1,102,999 Units at an exercise price of $0.15 per Unit, each Unit consisting of one share of common stock and a warrant to purchase one half of a share of common stock at an exercise price of $0.25 per share. Each investor also entered into a Registration Rights Agreement with us under which we filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) registering the common stock and shares of common stock underlying the warrants, which registration statement was declared effective on October 31, 2014.

(c)	Series B Preferred Stock Issuance

In March 2014, we raised $750,000 pursuant to an agreement entered into with an individual whereby we sold and he acquired 75,000 shares of our Convertible Series B Preferred Stock (the “Series B Preferred Stock”) at an issue price of $10 per share for net proceeds of $750,000. These proceeds were primarily used to settle short-term convertible notes for aggregate proceeds of $532,025, including interest, early settlement penalties, fees and original issue discounts thereon. Each share of Series B Preferred Stock is convertible, at the option of the holder, subject to adjustment under certain circumstances, at any time, into one hundred shares of our common stock and each holder of Series B Preferred Stock is entitled to vote on all matters that the common stock votes upon on an as converted basis. We have the right to redeem the shares of Series B Preferred Stock at any time at a price per share equal to 120% of the stated value (which stated value is $10 on the date hereof, subject to adjustment under certain circumstances) The holders of the Series B Preferred Stock are entitled to a liquidation preference equal to 120% of the stated value which is subordinate to payments to the Series A-1 Preferred Stock; however in connection with the consummation of the transactions under the Purchase Agreement, the holder of the Series B Preferred Stock has agreed to vote to subordinate the Series B Preferred Stock liquidation preferences to the Series C Preferred Stock preferences. The holders of the Series B Preferred Stock are entitled to receive a cumulative dividend payable, at our election, in cash or shares of our common stock, at a rate of 8% per annum.

Strengths and Competitive Advantages

We believe that the following are key attributes of our company:

•	The Plasma Pulse Technology treatment is fast and is typically completed in a matter of hours;
•	After treatment with our licensed technology, the well goes back into production immediately;
•	To date, our licensed technology has been safe with in excess of 200 wells treated with the Plasma Pulse Technology with no know material damage;
•	Our licensed technology does not use any chemicals or water; and
•	Our licensed technology has been shown to increase production as far as one mile from the treatment site.

History

Propell Technologies Group, Inc. (f/k/a Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, we acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of our Common Stock to the members of Mountain Capital, LLC and a total of 2,721 shares of our Common Stock to the members of AUL (the shares referenced above are in pre-split amounts, that is prior to our 50-to-1 reverse split in August 2012). In 2010 AUL and AMS were dissolved.  In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated and effective December 31, 2013, we disposed of our interest in CMI for nominal consideration.  On July 6, 2012, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 5,000,000 preferred shares as Series A-1 Preferred Stock.  On August 17, 2012, we filed an amendment to our Certificate of Incorporation, which increased the number of shares of our authorized Common Stock to 500,000,000 shares, effectuated a 50:1 reverse split of the number of shares of our outstanding common stock and changed our name to Propell Technologies Group, Inc. On February 4, 2013, we acquired all of the outstanding shares of Novas and Novas became our wholly owned subsidiary. Effective December 31, 2013, we disposed of our e-commerce line of business. On March 14, 2014, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 500,000 preferred shares as Series B Preferred Stock. On February 17, 2015, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 4,500,000 preferred shares as Series C Preferred Stock.

Novas oil recovery enhancement

On January 30, 2013, Novas entered into the exclusive, perpetual royalty bearing License Agreement with the Licensor which was amended in March 2014 and further amended on December 23, 2014 that granted Novas the right to practice, develop, use, market and commercialize the proprietary process of the Licensor, which consists of a specially designed apparatus and certain proprietary technology, methods and processes that may be applied to enhance the production of hydrocarbon deposits using metallic plasma-generated, directed, non-linear, wide-band and elastic oscillations at resonance frequencies.   The amended License Agreement provides Novas with the right to practice the licensed process and to utilize the Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Plasma Pulse Technology in the United States and Mexico. The amended License Agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Plasma Pulse Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Plasma Pulse Technology. Although new to the United States and Mexico, the process has been successfully utilized outside of the United States and Mexico for several years. The Licensor has filed for patent protection of its technology in the United States and Mexico.  The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Plasma Pulse Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.  Most of our tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells.  We developed U.S. made tools to treat 4 ½-inch cased wells and have recently begun using the tools.

To date, we have used the Plasma Pulse Technology to treat over forty wells in the United States in eight states; Kansas, Louisiana, Oklahoma, Wyoming, California, Tennessee, Colorado and Texas. Many of the wells experienced an increase in oil production or injection rates after being treated with the Plasma Pulse Technology. Due to the fact that several wells we have treated had no prior operating history, operators that pay for the service are not required to deliver data and others have required that we maintain the confidentiality of the results of our treatments, we are unable to disclose the percent increase in oil production resulting from use of our technology for all wells that we have treated with the Plasma Pulse Technology.

On September 18, 2014, Novas entered into an exclusive limited use agreement with Pozotech Inc. (“Pozotech”), which was amended on December 23, 2014, for the exclusive right to the use of the Plasma Pulse Technology in Mexico. Pozotech has established relationships with certain companies in the oil industry in Mexico. The terms of the use agreement allow Pozotech to retain a commission per well for each well treated with the Plasma Pulse Technology due to an introduction made by Pozotech and Pozotech pays Novas a flat fee of $25,000 per well treated upon its receipt of payment. Novas has the right to terminate the agreement upon three months’ prior written notice and if so terminated Pozotech may continue to use the Plasma Pulse Technology to perform its obligations under third party contracts then in effect but may not enter into new contracts with respect to the use of the Plasma Pulse Technology.

Numerous companies have utilized the Plasma Pulse Technology that Novas has licensed in the treatment and stimulation of oil wells throughout the Russian Federation, China, Kazakhstan, Uzbekistan and Czech Republic. The tool and subsequent well treatment have been credited with increasing oil production and injector well fluid flow in over 150 wells outside of the United States in Russia and China. It does so without any chemicals associated with hydraulic fracturing and therefore is deemed to be environmentally friendly. The treatment was created to clear the well drainage area of sedimentation clogging at the perforation zone and clean up the permeability of the reservoir simultaneously.

The success of our application of our enhanced oil technology largely depends upon the selection of candidate wells.

The ideal candidate well requirements are as follows:

•	no behind the casing flow;
•	well bore inclination does not exceed 50 degrees;
•	reservoir temperature is less than 110 degrees Celsius;
•	porosity is no more than 30 degrees;
•	permeability is at least 2-4mD;
•	reservoir pressure is below 500 atm;
•	presence of a drilling sump;
•	fluid in the hole above the perforations;
•	the number of perforation holes is greater than 10 per meter; and
•	the reservoir pressure is greater than the saturation pressure.

Additionally when selecting a target well or oil field we analyze the various soil formations such as limestone, sandstone, tight sand, dolomite, shale or clay.  We also analyze well logs and the reservoir drive system (water, gas, gravity) and water cuts.  Depending upon our analysis of a candidate well we develop a unique treatment plan which includes the frequency, timing and magnitude of the plasma pulses.

Our Industry

United States crude-oil production grew by more than one million two hundred thousand barrels per day in 2013, the largest increase in the world and the largest in United States history, jumping 11% last year to 12.3 million barrels a day, according to Energy International Statistics (EIA.gov). In volume terms, 2013 United States production gain of 1.23 million barrels a day surpassed the earlier biggest annual increase of 990,000 barrels per day, recorded in 2012.

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

We intend to compete with other secondary work over and rework methods by providing target customers with our Plasma Pulse Technology for increasing oil production, which we have licensed and further enhanced, as described above. Our initial target customers were smaller marginal or “stripper “oil wells that have experienced reduced oil production. In 2014, we treated seven wells for major oil companies under non-disclosure agreements. We believe that the United States and Mexican target market is substantial. Generally, our target customers have wells that produced much greater volumes using natural pressure which has declined over time as pressure decreases even though the reservoirs which feed the wells are not yet depleted. We also intend to target newer wells that were drilled in the last 10 years that have experienced production declines.

Of the approximately 45,000 total wells drilled in the United States during 2012 we estimated that 31,500 or 70.0% were oil wells and the remainder gas wells that are not part of our target market.  Of the 31,500 oil wells drilled approximately 15,750 or 50% were vertical wells. We believe that the size of the market will continue to grow for our technology as we already have the ability to treat certain existing wells. However due to the recent drop in oil prices from $80 per barrel in December 2014 to $45 per barrel on March 20, 2015, the number of drilling rigs have fallen by 734 from 1,803 on March 20, 2014 to 1,069 on March 20, 2015 (Baker Hughes Rig Counts). Therefore the number of new wells that will be drilled in 2015 will be considerably less than the last few years.

Our Plan

Initially, in 2013, we derived revenue from customers based upon a joint venture model in which we received a percent of their increased oil production revenue.  We typically provided customers with a free demonstration of our technology at one of their sites with an agreement that if successful and there was an oil recovery gain that we would share in the increased revenue derived from such gain. Since then we have been treating wells for a service fee and in 2014 we treated sixteen wells for service fees.

We also intend to perform enhancement services for customers based upon a fee based model pursuant to which we will charge a fixed fee per well or sublicense the Plasma Pulse Technology to others who will perform the services under Joint Ventures that we would otherwise perform and pay us a fee for such sublicense.

In addition, upon exercise by Ervington of its option under the Purchase Agreement to acquire additional Series C Preferred Stock, we intend to acquire one or more underperforming wells and use the Plasma Pulse Technology on the wells we acquire to produce revenue; however, there can be no assurance that Ervington will exercise its option to acquire additional shares of Series C Preferred Stock. Without the proceeds we expect to receive upon the exercise of the option, it will be unlikely that we will have the financing available to acquire underperforming wells.

Intellectual Property

We license the “Plasma-Pulse Technology” from the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license we entered into in January 2013, which was amended in March 2014 and further amended on December 23, 2014. The amended license agreement provides us with the exclusive right to develop, use, market and commercialize the Plasma Pulse Technology for ourselves and/or third parties, sublicense and provide related services to third parties in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Plasma Pulse Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Plasma Pulse Technology.  The license is limited to the United States and Mexico.  It also provides that we will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the second amendment to the license agreement) and Sublicensing Consideration (as defined in the second amendment to the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. Under certain circumstances, we have the right to make additional cash payments to cover certain royalty payment deficiencies.   All royalty payments made by us as well as sublicensing revenue paid by us to Licensor are credited towards the minimum royalty payment. Royalties based on revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. If the minimum royalty is not timely paid with respect to one of the two territories, the Licensor has the right to terminate the license with respect to that particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. We are obligated to pay a license fee of $200,000 on or prior to June 30, 2015 for the additional rights under the first amendment to the license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and we are responsible for costs of obtaining marketing approvals.   The Licensor has the right to terminate the license agreement upon our breach or default.  If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the Plasma Pulse Technology and patent rights in the United States shall become our property.

On August 20, 2012, the Licensor filed a Provisional Patent Application (No. 61/684,988 entitled Process and Apparatus For The Production Enhancement of Hydrocarbon Deposits Using Metallic Plasma-Generated, Directed, Non-linear, Wide-Band and Elastic Oscillations at Resonance Frequencies) with the US Patent and Trademark Office.

Marketing

To date, we have presented our technology at several conferences focused on worldwide energy concerns. We have presented at Energy Prospectus Group, the Winter North American Prospect Expo (NAPE), GHS 100 Energy Conference, HIS CERA Week 2013 and the Total Energy USA Conference.

Regulation

(a)	General

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

On August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or "green completions" on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells are required to use completion combustion device equipment (e.g., flaring) by October 15, 2012 if emissions cannot be directed to a gathering line. Further, the final rules under NESHAPS include maximum achievable control technology (MACT) standards for "small" glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. We are currently reviewing this new rule and assessing its potential impacts. Compliance with these requirements, especially the imposition of these green completion requirements, may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition to these federal legislative and regulatory proposals, some states such as Pennsylvania, West Virginia, Texas, Kansas, Louisiana and Montana, and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. For example, the Railroad Commission of Texas adopted rules in December 2011 requiring disclosure of certain information regarding the components used in the hydraulic fracturing process. In addition, Pennsylvania's Act 13 of 2012 became law on February 14, 2012 and amended the state's Oil and Gas Act to impose an impact fee for drilling, increase setbacks from certain water sources, require water management plans, increase civil penalties, strengthen the Pennsylvania Department of Environmental Protection's (PaDEP) authority over the issuance of drilling permits, and require the disclosure of chemical information regarding the components in hydraulic fracturing fluids.

(b)	OSHA and Other Laws and Regulations.

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

(c)	Oil Pollution Act.

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

(d)	Clean Water Act.

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

Competition

Competition in the oil industry is intense.  We will compete with other technologies such as gas injection, polymer flooding, microbial injection and thermal methods. As a new technology, we will compete with many of the other technologies that have been proven to be economically successful in enhancing oil production in the United States. We also actively compete against other companies with substantial financial and other resources.

Item 1A.  Risk factors

Investing in our Company involves a high degree of risk. In addition to the risks related to our business set forth in this Form 10-K, you should carefully consider the risks described below before investing in our Company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Relating to Our Company

Our business is difficult to evaluate because we are currently focused on a new line of business and have very limited operating history and limited information.

We have recently engaged in a new business line involving its Plasma Pulse Technology. There is a risk that we will be unable to successfully operate this new line of business or be able to successfully integrate it with our current management and structure. Our estimates of capital, personnel and equipment required for our new line of business are based on the experience of management and businesses they are familiar with. Our management has limited direct experience in our new lines of business. We are subject to the risks such as our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. Even if we generate revenue, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends or even to make quarter to quarter comparisons of our operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We currently have limited revenues from our Plasma Pulse Technology and may not generate any revenue in the near future, if at all, from the use of our technology.

We currently have generated limited revenues from the use of our Plasma Pulse Technology. The majority of the wells that were treated were treated as sample wells to demonstrate the ability of the Plasma Pulse Technology at no cost to the well owner. Therefore there can be no assurance that well owners will determine that the price to be paid by our customers for our services, whether in the form of a cash payment or profit sharing arrangement, will be deemed to be reasonable and that customers will be willing to pay such prices.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the year ending December 31, 2014, we had net revenues of $190,035 from our oil recovery business. For the year ending December 31, 2014, we sustained a net loss of $5,018,483.  To date, we have not generated significant revenue from our Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

Our future plans and operations are dependent on our raising additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the year ended December 31, 2014 we raised a total of $1,103,000 from our private placement that was consummated during June, July and August of 2014 and $750,000 from the sale of our Series B Preferred Stock in March 2014. We have used the funds raised in our financings for working capital purposes. Subsequent to year-end we raised an additional $5,000,000 from the sale of our Series C Preferred Stock to Ervington and Ervington has an option until May 31, 2015 to acquire an additional $9,750,000 worth of Series C Preferred Stock; however there can be no assurance that Ervington will exercise its option.

We may not be able to service customers with the five tools that we currently have.

Our ability to continue to service customers and expand our business is dependent upon us acquiring additional apparatuses to be utilized with the Plasma Pulse Technology. We currently have four down-hole tools that can treat 5 ½ inch cased wells and one new tool that treats 4 ½-inch cased wells and horizontal wells. If the tools should require repair we may be unable to service customers. In addition, with only five tools, we can only treat a limited number of wells at a time and are unable to treat wells on days when the tools are in transit from one customer’s well to another well. In addition, only one of the tools can treat the 4 ½-inch cased wells and horizontal wells.

We may not be able to retrofit the down-hole tool to fit a large number of well holes in the United States.

Four of our tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We recently developed a tool to treat 4 ½-inch cased wells and also horizontal wells. However, there can be no assurance that such tool will be effective in treating wells in the United States and Mexico.

There is uncertainty as to market acceptance of the Plasma Pulse Technology and products.

The Plasma Pulse Technology that we license has been utilized in the United States on a limited basis. We have not yet generated significant revenue from the Plasma Pulse Technology that it licenses and there can be no assurance that the Plasma Pulse Technology will be accepted in the market or that our commercialization efforts will be successful.

The results of our the application of our technology for initial well treatments may not support future well treatments and are not necessarily predictive of future long term results on the wells for which the initial data is favorable.

To date, we have applied our licensed Plasma Pulse Technology to treat over forty wells, which treatments were performed fairly recently, and we do not have long terms results on the wells that were treated. Of such wells, we have seen improvement results in many wells. Favorable results in our early treatments may not last and may not be repeated in later treatments of other wells. Success in early treatments does not ensure that wells treated at a later date will be successful. Additionally, collecting treatment data results is not always possible as operators that pay for the service are not required to deliver data or we are required to work under non-disclosure agreements.

We rely on a license to use the Plasma Pulse Technology that is material to our business and if the agreement were to be terminated, it would halt our ability to market our technology, as well as have an immediate material adverse effect on our business, operating results and financial condition.

We have a License Agreement with Novas Energy Group Limited granting us the right to use certain critical intellectual property. If we breach the terms of this agreement, including any failure to make minimum royalty payments required thereunder, the Licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability to market the Plasma Pulse Technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

We may be unable to generate sufficient revenues to meet the minimum royalties under our license agreement,

The License Agreement with Novas Energy Group Limited requires us to pay aggregate minimum royalty payments of $1,000,000 per year; however, no minimum royalty payment is due prior to (i) December 31, 2015 with respect to Mexican operations and (ii) the three year anniversary of the license agreement with respect to the United States operations. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license agreement with respect to a certain territory under certain circumstances and in certain other circumstances has the right to terminate the entire agreement. In addition, we are obligated to pay an additional $200,000 on or prior to June 30, 2015 with respect to our rights in Mexico. To date, we have not generated enough revenue to pay minimum royalty payments. No assurance can be given that we will generate sufficient revenue to make these minimum royalty payments. Any failure to make the payments would permit the Licensor to terminate the license. If we were to lose or otherwise be unable to maintain this license, it would halt our ability to market our technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

The beneficial ownership of a significant percentage of our common stock gives Ervington effective control of us, and limits the influence of other shareholders on important policy and management issues.

Ervington currently beneficially owns approximately 22.3% of our voting shares on a fully diluted basis (including outstanding options, warrants and convertible instruments) and has an option to acquire an additional 2,974,576 shares of Series C Preferred Stock from us; 700,000 shares of Series A-1 Preferred Stock and 56,677,477 shares  of common stock from certain of our stockholders. If the option is fully exercised, Ervington will beneficially own 50.9% of our voting stock on a fully diluted basis (including outstanding options, warrants and convertible instruments). In addition, Ervington currently has the right to appoint two board members and if it fully exercises its option it will have the right to appoint three board members, which shall constitute a majority of our board of directors. As a result of these appointment rights and its voting control of our company, Ervington has the power to control the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. Ervington’s control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depress the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to Ervington’s ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our company.

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

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. The recent decline in oil prices from $80 per barrel in December 2014 to $45 per barrel in March 2015 has resulted in a decline in oil drilling rigs which has depressed the immediate level of exploration, development, and production activity which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and natural gas include:

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

As part of our business strategy, we intend to pursue acquisitions of oil wells. In fact, Ervington’s exercise of its option to acquire additional shares of our Series C Preferred Stock is conditioned upon us identifying an oil field for acquisition and having entered into a definitive agreement for the acquisition of such oil field. We also may pursue strategic alliances and joint ventures that leverage our core technology. We have no experience with acquiring oil wells or interests therein. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

We intend to use the proceeds of our second closing with Ervington to finance our initial oil field acquisition. To finance any additional acquisitions or joint ventures, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. In addition, we may choose to incur additional debt in order to finance such acquisitions, which may also negatively affect our financial position.

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

We may acquire properties upon which we believe recompletion activity will be successful. Recompletion or workovers on oil and natural gas wells involves numerous risks, including the risk that we will not encounter commercially productive oil or natural-gas reservoirs. The costs of recompleting, and operating wells are often uncertain, and operations may be curtailed, delayed, or canceled as a result of a variety of factors, including the following unexpected drilling conditions:

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	fires, explosions, blowouts, and surface cratering;

•	difficulty identifying and retaining qualified personnel;

•	title problems;

•	other adverse weather conditions; and

•·	shortages or delays in the delivery of equipment

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

We intend to expend a significant amount of time and resources to develop additional down-hole tools and products related to our technology, and if the Plasma Pulse Technology does not achieve commercial acceptance, ours operating results may suffer.

We expect to spend a significant amount of time and resources to develop additional down-hole tools and enhancements to our current down-hole tool. In light of the long product development cycles, any developmental expenditure will be made well in advance of the prospect of deriving revenues from the use of the Plasma Pulse Technology. Our ability to commercially introduce and successfully market our Plasma Pulse Technology will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. If we do not achieve market acceptance of our technology, our operating results will suffer. Our technology may also be priced higher than alternative competitive technologies, which may impair commercial acceptance. We cannot predict whether our technology will achieve commercial acceptance.

Most of our potential customers are owners of oil wells and are subject to risks faced by those industries.

We expect to derive a significant portion of our future revenues from the implementation of the Plasma Pulse Technology. As a result, we will be subject to risks and uncertainties that affect the oil industry, such as availability of capital, weather and environmental issues, government regulation, and the uncertainty resulting from technological change.

We have no separate independent audit committee. Our full Board of Directors functions as our audit committee and is composed of three directors, none of whom are considered to be independent. This may hinder our Board of Directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no separate audit committee. Our full Board of Directors functions as our audit committee and is comprised of three directors, one of whom who has two votes and none of whom are considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Our Board of Directors, which does not have a majority of independent directors, acts as our compensation committee, which presents the risk that compensation and benefits paid to these executive officers who are board members and other officers may not be commensurate with our financial performance.

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

Trading on the OTCQB may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

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

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders. If Ervington exercises its option to acquire additional shares of Series C Preferred Stock, holders of our common stock will experience dilution. In addition, holders of our Series A-1 Preferred Stock have the right to convert their shares into 35,125,000 shares of common stock and; the holder of the Series B Preferred Stock has the right to convert his shares into 7,500,000 common shares and Ervington, the sole holder of the Series C Preferred Stock has the right to convert its shares of series C Preferred Stock into 40,677,973 shares of common stock. We also have warrants outstanding that are convertible into 6,339,498 shares of our common stock.

Recent accounting changes may make it more difficult for us to sustain profitability.

We are a publicly traded company, and are therefore subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires that our internal controls and procedures comply with Section 404 of the Sarbanes-Oxley Act. We expect compliance to be costly and it could impact our results of operations in future periods. In addition, the Financial Accounting Standards Board now requires us to follow the accounting standards on share based payments. Under this rule, companies must calculate and record in their statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services. We expect that we will use stock options to attract, incentivize and retain our employees and will therefore incur the resulting stock-based compensation expense. This will continue to adversely affect our operating results in future periods.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of an exchange or the OTCQB. The requirements of these rules and regulations will likely continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified material weaknesses in our internal controls with respect to our financial statement for the year ended December 31, 2014. Our management discovered insufficient controls over review and accounting for certain complex transactions and a lack of segregation of duties.

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

We have never paid dividends and have no plans to pay dividends on our common stock in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of our preferred or common stock and we do not expect to pay cash dividends in the foreseeable future on our common stock. Our Series C Preferred Stock accrues dividends at the rate of 4% per annum of the stated price which initially is $3.277777778 payable annually in arrears on December 31 of each year. In addition, our Series B Preferred Stock accrues dividends at the rate of 8% per annum of the stated price which initially is $10.00 payable annually in arrears on December 31 of each year. Other than dividend payments on the preferred stock we intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our preferred or common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 10 million shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors at the time of issuance without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of such an issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company. Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could require substantial premium over the then current market price per share. We currently have 3,512,500 Series A-1 Preferred Stock outstanding, 75,000 Series B Preferred Stock outstanding and have recently designated 4,500,000 preferred shares as Series C Preferred Stock, of which 1,525,424 are outstanding and Ervington has an option to acquire the remaining 2,974,576 shares of Series C Preferred Stock. The Series C Preferred Stock has the right to annual dividends in preference to all other preferred stock and the common stock and the Series B Preferred Stock is also entitled to an annual dividend. The Series A-1, B and C Preferred Stock all have liquidation preferences over the common stock. In addition the vote of a majority of the Series C Preferred Stock will be required for the (i) merger, sale of substantially all of our assets or our recapitalization, reorganization, liquidation, dissolution or winding up, (ii) redemption or acquisition of shares of our common stock other than in limited circumstances, (iii) declaration or payment of a dividend or distribution with respect to our capital stock, (iv) making any loan or advance, (v) amending our Certificate of Incorporation or Bylaws, (vi) authorizing or creating any new class or series of equity security, (vii) increasing the number of authorized shares for issuance under any existing stock or option plan, (viii) materially changing the nature of the business, (ix) incurring any indebtedness, (x) engaging in or making investments not authorized by the Board of Directors, (xi) acquiring or divesting a material amount of assets (xii) selling, assigning, licensing, pledging or encumbering our material technology or intellectual property, and (xiii) entering into any corporate strategic relationship involving payment, contribution or assignment by us or to us of any assets. The vote of two-thirds of the Series A-1 Preferred Stock is also required to take certain actions similar to those set forth above.

If we fail to meet the new eligibility requirements of the OTC Market Group, we will no longer be eligible to have our common stock quoted on the OTCQB.

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

Available information

We file annual, quarterly, and current reports, and other information with the SEC.  You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We sub-leases approximately 1,800 square feet of loft space in Houston, Texas from a related party for a one year lease which commenced on September 1, 2014 and expires August 31, 2015 for $3,220 per month.

We sub-leases approximately 1800 square feet of loft space in Houston, Texas from a related party for a one year lease which commenced on September 1, 2014 and expires August 31, 2015 for $3,220 per month.

Item 3.   Legal Proceedings.

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

  Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Price Range of Common Stock

 Our common stock trades on the OTC Bulletin board since April 23, 2010 under the symbol PROP.  Prior to that date, there was no active market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated.

	High	Low
Fiscal Year 2014
First Quarter	$0.46	0.15
Second Quarter	$0.30	0.21
Third Quarter	$0.25	0.15
Fourth Quarter	$0.22	0.14

Fiscal Year 2013
First Quarter	$1.05	0.30
Second Quarter	$1.12	0.41
Third Quarter	$0.73	0.26
Fourth Quarter	$0.57	0.18

The last reported sale price of our common stock on the OTC Bulletin board on March 23, 2015 was $0.18 per share. As of March 23, 2015, there were approximately 118 holders of record of our common stock.

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends on our common stock in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. The Series C Preferred Stock accrue dividends at the rate per annum equal to 4% of the Stated Price (which initially is $3.277777778) payable annually in arrears on December 31 of each year. The dividends are in preference and priority to any payment of any dividend on common stock, or any other class of preferred stock. The holders of the Series C Preferred Stock are entitled to receive cumulative dividends ratably with the declaration or payment of dividends on the common stock on an as converted basis.   The holders of the Series B Preferred Stock are entitled to receive out of any assets legally available therefor cumulative dividends at the rate of eight percent (8%) per annum of the stated value (which initially is $10.00), accrued daily and payable annually in arrears on December 31 of each year.

(b)	Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On December 10, 2015, we issued an unsecured convertible note in the principal amount of $84,000 to KBM Worldwide, Inc.

On February 6, 2015, a note in the principal amount of $12,789 was converted into 639,432 shares of common stock. The issuance of the common stock was exempt from registration upon reliance of Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

On December 5, 2014 we issued 10,000,000 shares of restricted stock to John Huemoeller of which 1,250,000 was vested on January 1, 2015 and 1,250,000 vests on the first day of each quarter for the next seven quarters commencing April 1, 2015.

On December 5, 2014 , we issued 3,000,000 shares of restricted stock to John Zotos that vest in equal tranches of 1,000,000 shares on March 31, 2015, September 30, 2015 and March 31, 2016.

On December 5, 2014, each of Messrs. Kalow, Steffens and Fuller were granted a stock award of 50,000 for services as directors.

On December 5, 2014, we issued 200,000 shares of common stock to a consultant, Mark Korb, for services rendered.

Effective December 16, 2014, we issued an aggregate of 3,750,000 shares of common stock upon the conversion of 375,000 shares of Series A-1 Preferred stock. The issuance of the common stock was exempt from registration upon reliance of Section 3(a)(9) of the Securities Act.

On January 29, 2015, we issued an unsecured convertible note to Irina Galikhanova in exchange for $75,000 in cash. The note was convertible into shares of our common stock and bore interest at the rate of 8% per annum.

Unless otherwise specified, the shares of common stock issued in the transactions described above were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investor acknowledges it received restricted securities and the certificates evidencing such securities contain a legend stating the same.

All other sales of unregistered securities have been previously disclosed.

(c)	Securities Authorized For Issuance under Equity Compensation Plans

Propell Corporation 2008 Stock Option Plan

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 2,100,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 380,950 options as of March 30, 2015 under the Plan. In addition, we granted 10,000,000 shares of restricted stock to John Huemoeller that were not issued pursuant to the Plan, of which 1,250,000 was vested on January 1, 2015 and 1,250,000 vests on the first day of each quarter for the next seven quarters commencing April 1, 2015. John Zotos was also granted 3,000,000 shares of restricted stock that were not issued pursuant to the plan and vest in equal tranches of 1,000,000 shares on March 31, 2015, September 30, 2015 and March 31, 2016. The restricted stock grants were in lieu of the options that had previously been granted to Messrs. Huemoeller and Zotos, which options were canceled on December 5, 2014.

Set forth below is detail with respect to issuances under the Plan.

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	380,950	$0.90	1,719,050

Item 6.   Selected Financial Data

This item is omitted as not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in this Annual Report on Form 10-K and other reports that we file or furnish with the SEC.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview and Financial Condition

Our Company

We are a Delaware corporation with principal offices located at 1701 Commerce Street, Houston, Texas 77002. We are engaged in the commercial application of a proprietary Plasma Pulse Technology to enhance the recovery of oil in the United States and Mexico.  We began introducing the Plasma Pulse Technology in the United States on a limited basis in March 2013. Prior to this, all of our revenue had been derived from our e-commerce and other lines of business, which we discontinued, effective December 31, 2014, to enable us to focus all of our attention to our oil recovery business.

Since February 4, 2013, following the closing of the Share Exchange Agreement with the shareholders of Novas, under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our common stock, our primary focus has been to the further development of our licensed oil recovery technology. The Plasma Pulse Technology used by Novas is based on an exclusive, perpetual royalty-bearing license to engage in the commercial application of the proprietary Plasma Pulse Technology entered into on January 30, 2013, as amended in March 2014 and December 23, 2014 with Novas Energy Group Limited, as licensor which granted Novas the right to use the Plasma Pulse Technology in the United States to enhance oil production.  The License Agreement provides Novas with the right to practice the licensed process and to utilize the Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Plasma Pulse Technology in the United States. In March 2014, the License Agreement was amended to, among other things, increase the territory in which Novas can practice the licensed process and utilize the Plasma Pulse Technology to include Mexico. Although new to the United States and Mexico, the Plasma Pulse Technology has been successfully utilized outside of the United States and Mexico for several years. The Licensor has filed for patent protection of the Plasma Pulse Technology in the United States.  The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Plasma Pulse Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.

Since March 19, 2013, we have used the Plasma Pulse Technology to treat over forty oil and injector wells located in eight states; Louisiana, Oklahoma, Kansas, Texas, California, Tennessee, Colorado and Wyoming. The Plasma Pulse Technology has been shown to increase oil production or injection rates in many of the wells that we have treated. The initial results of this treatment have been very encouraging, however the results on the wells treated may not be indicative of the results of treatment on additional wells. We currently have six tools that we use to perform the treatments, of which four only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We developed U.S. made prototype tools to treat 4 ½-inch cased wells and treated 3 wells with the new tools.

We offer our services on a fee based model and charge a service fee for use of the Plasma Pulse Technology. In addition, we may acquire wells and use the Plasma Pulse Technology on our acquired wells to increase their production. Our anticipated customers are the owners of independent oil wells and major oil and oil service companies.

In order to allow us to fully focus on our oil recovery business, we disposed of our e-commerce line of business for a consideration of 10% of the net profits of the business, up to a maximum of $100,000 earned over the three years ended and ending December 31, 2014, 2015 and 2016. In addition, effective December 31, 2013, in order to improve our balance sheet, we disposed of our wholly owned subsidiary, Crystal Magic, Inc., which had been inactive since June 2010 and sold the stock of Crystal Magic, Inc. to a third party for nominal consideration.

To date, we derived $258,104 in revenue from our oil enhancement business. We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and should we require additional funding we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $10,412,155 through December 31, 2014 and there can be no assurance that we will be able to achieve profitability.

Recent Financing Developments

On February 19, 2015, we entered into a Purchase Agreement with Ervington and closed the first tranche of a private placement offering under the Purchase Agreement, raising $5,000,000 in gross proceeds from the sale of 1,525,424 shares of our Series C Preferred Stock at a purchase price of $3.277777778 per share. We have agreed to use the net proceeds of the offering for research and development, commercialization of new products, sales and marketing, repayment of debt, accounts payable and administrative expenses. The Purchase Agreement also provides, subject to the conditions set forth therein, for the sale by us to Ervington of an additional 2,974,576 shares of Series C Preferred Stock for an additional gross proceeds to us of $9,750,000. The proceeds of the second closing are to be used by us for the acquisition, enhancement and maintenance of an oil field for deployment of our Plasma Pulse Technology.

On October 31, 2014, we issued a note in the principal amount of $107,000 to LG Capital Funding, LLC (“LG”) upon receipt of $100,000 from LG. The terms of the note provided for an original issue discount of 7% amounting to $7,000 which was added to the face value of the note. The note carries an interest charge of 8% per annum. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to 62% of the lowest bid prices in the 10 trading days prior to conversion. The note matures on October 30, 2015. This note was subsequently repaid on February 20, 2015.

On December 10, 2014, we issued an unsecured convertible note to KBM Worldwide, Inc. with a face value of $84,000, in exchange for $80,000 in cash, including an original issue discount of $4,000. The note is convertible into our common stock and bears interest at the rate of 8% per annum, which interest was payable in cash or common stock, at the election of the holder, and matures on September 12, 2015. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon is 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. This note was subsequently repaid on February 20, 2015.

During June and August of 2014, we raised aggregate gross proceeds of $1,103,000 pursuant to a private placement agreement and individual securities purchase agreements entered into with new, qualified investors who acquired 7,353,329 of our units at a price of $0.15 per unit, each unit consisting of one share of our common stock and a five-year warrant to purchase one half of a share of common stock at an exercise price of $0.25 per share. We paid share issue expenses of $156,890, resulting in net proceeds of $946,110.

In March 2014, we raised $750,000 pursuant to an agreement entered into with an individual whereby we sold and he acquired 75,000 shares of our Series B Preferred Stock at an issue price of $10 per share for net proceeds of $750,000. These proceeds were primarily used to settle short-term convertible notes for aggregate proceeds of $532,025, including interest, early settlement penalties, fees and original issue discounts thereon.

On January 16, 2014, we raised net proceeds of $95,000 by exercising our call right on the Gel Properties “back end” notes issued on July 30, 2013, each note having a face value of $50,000 (the “Convertible Notes”) in exchange for two $50,000 “back end” notes (the “Back End Notes”). The Back End Notes were due and payable on June 1, 2014 and August 1, 2014 respectively. The Convertible Notes were convertible into shares of our common stock and each bore interest at the rate of 6% per annum, which interest was payable in common stock. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note was 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. These notes were subsequently repaid in March 2014 and April 2014.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2014 and December 31, 2013, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the year ended December 31, 2014 and December 31, 2013

Net revenues

Net revenues were $190,035 and $94,362 for the year ended December 31, 2014 and 2013 respectively, an increase of $95,673 or 101.4%. Revenue in the current year consists of: (i) the amortization of a once off licensing fee and initial set up revenues amounting to $40,000 for a well treatment project undertaken in Mexico, which has subsequently been terminated due to non-performance with the reversal of all deferred revenue and receivables under that project; and (ii) $150,027 earned on the treatment of several wells in the USA. The revenue from the prior year represented revenue from our oil recovery business amounting to $68,077 and revenue generated from our e-commerce shops of $26,285, which was disposed of with effect from December 31, 2013.

Cost of goods sold

Cost of goods sold was $232,912 and $357,860 for the year ended December 31, 2014 and 2013, respectively, a decrease of $124,948 or 34.9%. Cost of goods sold during the current year, primarily represents non-recoverable set up fees including engineering costs and travel costs incurred on our projects, offset by cost recovery fees charged to customers, while cost of goods sold in the prior year is made up of cost of sales from our oil recovery business amounted to $336,018; including up-front costs incurred in the treatment of wells, engineering costs and equipment rental. Cost of sales from our e-commerce business amounted to $21,842 and consisted primarily of purchase from outside vendors to fulfill our e-commerce orders. The e-commerce business was sold effective December 31, 2013.

Gross (loss)/profit

Gross (loss)/profit was $(42,877) and $(263,498) for the year ended December 31, 2014 and 2013, respectively, a decrease of $220,621 or 83.7%. This primarily represents set up expenditure incurred on our projects which is not initially recoverable from the project. The prior year gross loss of $(263,498) consisted of a gross loss from our oil recovery business of $267,941 offset by a gross profit of $4,443 from our e-commerce business. The gross loss on the oil recovery business is primarily due to the incurrence of engineering costs prior to the generation of revenue.

Total expenses

Total expenses were $4,148,365 and $3,230,339 for the year ended December 31, 2014 and 2013, respectively, an increase of $918,026 or 28.4%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $2,765,570 and $1,729,273 for the year ended December 31, 2014 and 2013, respectively, an increase of $1,036,297. The current year charge includes a charge of $80,429 for restricted stock issued to our Chief Executive Officer, John Huemoeller which vest over the next twenty one months, a charge of $540,000 for restricted stock issued to one of our directors, John Zotos, in terms of a consulting agreement entered into with him and a charge of $348,972 for shares issued to certain consultants and advisors for work performed, the remaining charge is the amortization of stock options, primarily issued to John Huemoeller and John Zotos which were cancelled on December 5, 2014 and replaced with the restricted stock awards;
•	General and administrative expenditure was $653,862 and $308,655 for the year ended December 31, 2014 and 2013, respectively, an increase of $345,207 or 111.8%. This increase includes an increase in travel expenditure of $117,495 over the prior year as we set up operations in Mexico and increased our travel within the USA to treat wells in different locations. Payroll expenses increased by $141,650 as our Chief Executive Officer was previously a consultant to us and a portion of his compensation was reflected in consulting expenses in the prior year. Conference and seminar expense increased by 17,676 as we increased our presence at relevant trade related events. In addition, rent, telephone costs and insurance costs increased by $14,283, $8,716 and $22,383, respectively as we operated for a twelve month period during the current year, in the prior year these expenses were generally incurred only for a portion of the year commencing March 2013. Directors fees also increased by $10,000 over the prior year due to the directors being in office for only a portion of the prior year and for the full year during the current year.
•	Professional fees were $435,549 and $262,719 for the year ended December 31, 2014 and 2013, respectively, an increase of $172,830 or 65.8%. The increase is primarily due to an increase in expenditure for investor relations of $107,939 to increase investor awareness about our company and our products and services. In addition, expenditure on legal services increased due to the level of corporate activity undertaken, including the private placements of common units and the private placement of Series C Preferred Stock subsequent to year end.
•	Consulting fees were $204,091 and $281,673 for the year ended December 31, 2014 and 2013, respectively, a decrease of $77,582, primarily due to consulting fees paid to our Chief Executive Officer in the prior year, prior to his appointment as Chief Executive Officer, refer to General and Administrative Expenses above.

Other income

Other income consisted of a gain realized on debt forgiveness by our Licensor of $150,000. In the prior year other income consisted primarily of a gain of $44,125 realized on the release of an accrual for unpaid payroll liabilities which is not due and is longer required.

Profit on disposal of investments and assets

The profit on the disposal of the investment and assets in the prior year was made up of the following:

•	A profit of $34,421 resulting from the de-consolidation of Mountain Capital, LLC which was wound up several years ago;

•	The disposal of the entire shareholding in Crystal Magic, Inc. to a third party for $1. This resulted in a gain of $1,186,686 consisting primarily of liabilities which are no longer reflected on our balance sheet; and

•	Profit realized on the disposal of Propell Shops, an operating division within our company, consisting primarily of the disposal of the intellectual Property, the trademarks and trade names and the website domain names of Propell Shops, less accrued liabilities of $4,586, for a consideration of 10% of the net profit of Propell Shops, up to a maximum of $100,000, earned over the three years ended December 31, 2014, 2015 and 2016, respectively. To date we have not received any proceeds and now believe that the likelihood of receiving any significant further proceeds is considered remote and no provision has been made for any future profit on disposal.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $527,830 and $1,354,594 for the year ended December 31, 2014 and 2013, respectively, the current year includes a penalty interest of $122,399 on the early settlement of convertible debt before conversion took place, the amortization of debt discount on long-term notes of $295,979 which includes the accelerated amortization of debt discount on long term notes which were converted into common stock during the current year, the amortization of $56,913 on short-term convertible notes which was also accelerated due to the conversion and repayment of some of the outstanding short-term notes into equity and an interest accrual of $52,173. The prior year amortization of debt discount and finance costs consisted primarily of the amortization of debt discount raised on convertible notes of $311,152 and the accelerated amortization of debt discount amounting to $867,343 on notes payable which were converted into common stock during the prior year and an interest accrual of $176,099 on long-term and short-term notes. The debt discount is amortized over the term of the convertible notes, which ranges from a few months to five years, any conversion of these notes or redemption of these notes results in an immediate amortization of the remaining debt discount associated with the note concerned. The decrease in interest accrual is primarily due to the conversion and repayment of substantially all of the interest bearing long and short term notes during the last quarter of the prior year and the first two quarters of the current year.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $449,411 and $237,799 for the year ended December 31, 2014 and 2013 respectively, an increase of $211,612 or 89.0%. The current year includes a charge of $668,756 representing the mark-to-market of equities issued to short-term convertible note holders who converted their debt into equity at deeply discounted prices based on variable pricing options, offset by a mark-to-market credit of $242,404 on short-term convertible notes prior to conversion to equity and the creation of a derivative liability of $23,060 on short term debt issued during the year ended December 31, 2014. The prior year change in derivatives was due to creation and revaluation of derivative liabilities on short-term convertible debt issued.

Net loss

We incurred a net loss of $5,018,483 and $3,816,851 for the year ended December 31, 2014 and 2013, an increase of $1,201,632 or 31.5%, respectively and which consists of the various revenue and expense items discussed above.

A deemed preferred stock dividend of $1,604,335 has been disclosed in the statement of operations for the year ended December 31, 2014. This amount represents the in-the-money value of the conversion feature of the newly issued Series B Preferred Stock as of the date of issue. These Shares of Series B Preferred Stock are convertible into common stock at an exercise price of $0.10 per share. The valuation of this beneficial conversion feature was determined using a Black-Scholes valuation model.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. We raised gross proceeds of $5,000,000 from the sale of our Series C Preferred Stock in February 2015, $750,000 from our sale of our Series B Preferred Stock in March 2014 and $1,103,000 from the sale of our common stock and warrants in June and August of 2014. In addition, during the year ended December 31, 2014, we raised proceeds of $340,000 from the sale of our debt securities, none of which remain outstanding on the date hereof. We have incurred an accumulated deficit of $10,412,155 through December 31, 2014 and incurred negative cash flow from operations of $1,360,826 for the year ended December 31, 2014. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort.

Our primary financial commitments on the date hereof are payments owed under the License Agreement. The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

As of December 31, 2014 we had notes, in the principal amount outstanding of $310,250. Subsequent to year end until March 30, 2015, we had converted notes in the principal amount of $11,250 into equity and had repaid notes in the principal amount of $296,000 out of the proceeds of $5,000,000 received on the issuance of Series C Preferred stock, fully disclosed in note 20 to the consolidated financial statements below.

Notes payable consisted of the following as of December 31, 2014 and March 30, 2015:

Description		Maturity	Principal outstanding at December 31, 2014	Converted to March 30, 2015	Raised/ (Repaid) to March 30, 2015	Principal outstanding at March 30, 2015

Non-Convertible notes

Short-term
Owl Holdings	-	On demand	$3,000	$-	$-	$3,000

Long-term
JAZ-CEH Holdings, LLC	7.5%	October 31,2015	105,000	-	(105,000)	-

Convertible notes

Short-term
LG Capital Funding, LLC	8%	October 31, 2015	107,000	-	(107,000)	-

KBM Worldwide, Inc.	8%	September 15, 2015	84,000	-	(84,000)	-

Long -Term
Laurus Investments AG	6%	November 19, 2017	11,250	(11,250)	-	-

Total			$310,250	$(11,250)	$(296,000)	$3,000

Subsequent to year end the following notes were converted into common shares or repaid:

1.	On February 6, 2015, the note owing to Laurus Investments AG, the remaining long-term note, was issued 639,432 shares of our common stock upon conversion of the note of $12,789, inclusive of interest thereon, at a conversion price of $0.02 per share.

2.	On February 20, 2015, the note to JAZ-CEH Holdings, LLC was repaid for a total amount of $115,590, including additional interest of $1,101, accrued from January 1, 2015 to the repayment date.

3.	On February 20, 2015, the unsecured promissory note issued to LG of $107,000 was repaid for $125,677, inclusive of interest, original issue discounts and early settlement penalty accrued thereon.

4.

On February 20, 2015, the unsecured promissory note issued to KBM on December 10, 2014 with a face value of $84,000 was repaid for $102,107, inclusive of interest, fees and an early settlement penalty accrued thereon.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this Management Discussion & Analysis, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2014

Revenue Recognition

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

Fair Value of Financial Instruments

We adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, deposits, accounts payable, accrued liabilities, notes payable, and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments. The recorded derivative liabilities during the years ended December 31, 2014 and 2013 were noted as subject to level III fair value measurements. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recent Accounting Pronouncements” section of Note 2, “Accounting policies and estimates,” in the Notes to Financial Statements.

Item 8.  Financial statements and Supplementary data

PROPELL TECHNOLOGIES GROUP, INC.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Propell Technologies Group Inc.

We have audited the accompanying consolidated balance sheets of Propell Technologies Group, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2014 and December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and December 31, 2013, in conformity with generally accepted accounting principles in the United States.

/s/Liggett, Vogt & Webb, P.A.

Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, New York

March 30, 2015

PROPELL TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

Assets

Current Assets
Cash	$40,844	$28,423
Accounts receivable	5,892	-
Prepaid expenses	13,031	17,104
Total Current Assets	59,767	45,527

Non-Current assets
Plant and Equipment, net	319,574	122,381
Intangibles, net	297,500	-
Deposits	2,200	2,200
Total non-current assets	619,274	124,581
Total Assets	$679,041	$170,108

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$347,437	$186,576
Accrued liabilities and other payables	240,426	60,093
Notes payable	117,489	3,000
Convertible notes payable, net	183,109	668,887
Derivative financial liabilities	18,455	237,799
Total Current Liabilities	906,916	1,156,355

Long Term Liabilities
Notes Payable	-	106,532
Convertible notes payable, net	6,220	181,519
Total Long Term Liabilities	6,220	288,051
Total Liabilities	913,136	1,444,406

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 4,500,000 shares and 5,000,000 shares undesignated.	-	-
Series A-1 Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated, 3,512,500 and 3,887,500 shares issued and outstanding, respectively. (liquidation preference $281,000 and 311,000, respectively)	3,513	3,888
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 75,000 and 0 issued and outstanding (liquidation preference $900,000 and $0)	75	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 260,169,499 and 205,297,714 shares issued and outstanding, respectively	260,169	205,298
Additional paid-in capital	9,914,303	3,910,188
Accumulated deficit	(10,412,155)	(5,393,672)
Total Stockholders' Deficit	(234,095)	(1,274,298)

Total Liabilities and Stockholders' Deficit	$679,041	$170,108

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended, December 31, 2014	Year ended December 31, 2013

Net Revenues	$190,035	$94,362

Cost of Goods Sold	232,912	357,860

Gross Loss	(42,877)	(263,498)

Research & development	-	38,145
Equity based compensation	2,765,470	1,729,273
Sales and Marketing	6,623	45,476
Professional Fees	435,549	262,719
Business development	-	535,175
Consulting fees	204,091	281,673
General and administrative	653,962	308,655
Depreciation and amortization	82,670	29,223
Total Expense	4,148,365	3,230,339
Loss from Operations	(4,191,242)	(3,493,837)

Other Income	150,000	49,287
Profit on disposal of investments and assets	-	1,225,592
Amortization of debt discount and finance costs	(527,830)	(1,354,594)
Call option expense	-	(5,500)
Change in fair value of derivative liabilities	(449,411)	(237,799)
	(827,241)	(323,014)
Loss before Provision for Income Taxes	(5,018,483)	(3,816,851)

Provision for Income Taxes	-	-

Net Loss	(5,018,483)	(3,816,851)

Deemed preferred stock dividend	(1,604,335)	-

Net loss available to common stock holders	$(6,622,818)	$(3,816,851)

Net Loss Per Share – Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Number of Shares Outstanding – Basic and Diluted	229,595,309	116,849,416

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD JANUARY 1, 2013 TO DECEMBER 31, 2014

	Preferred Stock				Common Stock		Additional		Total
	Series A-1		Series B				Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of January 1, 2013	-	$-	-	$-	100,000.000	$100,000	$-	$(100,030)	$(30)

Contributed Capital	-	-	-	-	-	-	37,301	-	37,301

Recapitalization as a result of the reverse merger on February 4, 2013 with Novas Energy	5,000,000	5,000	-	-	27,357,871	27,358	-	(1,476,791)	(1,444,433)

Stock option based compensation	-	-	-	-	-	-	1,657,273	-	1,657,273

Conversion of Series A-1 preferred stock to common	(1,112,500)	(1,112)	-	-	11,125,000	11,125	(10,013)	-	-

Conversion of notes to common stock	-	-	-	-	65,781,633	65,782	2,027,229	-	2,093,011

Issuance of shares for services	-	-	-	-	400,000	400	71,600	-	72,000

Issuance of shares for call option	-	-	-	-	12,500	12	5,488	-	5,500

Issuance of common stock	-	-	-	-	620,710	621	121,310	-	121,931

Net loss for year ended December 31, 2013	-	-	-	-	-	-	-	(3,816,851)	(3,816,851)

Balance as of December 31, 2013	3,887,500	$3,888	-	$-	205,297,714	$205,298	$3,910,188	$(5,393,672)	$(1,274,298)

Conversion of notes and accrued interest thereon to common stock	-	-	-	-	29,095,289	29,095	1,567,910	-	1,597,005

Subscription for Series B Convertible, Redeemable Preferred Stock	-	-	75,000	75	-	-	749,925	-	750,000

Issuance of shares in terms of a private placement	-	-	-	-	7,353,329	7,353	1,095,647	-	1,103,000

Issuance of shares for consulting services	-	-	-	-	1,523,167	1,523	347,449	-	348,972

Share issue expenses	-	-	-	-	-	-	(156,890)	-	(156,890)

Conversion of Series A-1 preferred stock to common	(375,000)	(375)	-	-	3,750,000	3,750	(3,375)	-	-

Stock option based compensation	-	-	-	-	-	-	1,769,170	-	1,769,170

Restricted stock awards	-	-	-	-	13,000,000	13,000	607,429	-	620,429

Shares issued in lieu of directors fees	-	-	-	-	150,000	150	26,850	-	27,000

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(5,018,483)	(5,018,483)

Balance as of December 31, 2014	3,512,500	$3,513	75,000	$75	260,169.499	$260,169	$9,914,303	$(10,412,155)	$(234,095)

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended, December 31, 2014	Year ended, December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(5,018,483)	$(3,816,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30,170	28,423
Amortization expense	52,500	800
Amortization of debt discount	352,892	1,178,495
Equity based compensation charge	2,765,570	1,729,273
Stock based call option	-	5,500
Derivative financial liability	449,412	237,799
Gain on debt forgiven	(150,000)	-
Gain on disposal of assets and subsidiaries	-	(1,225,592)
Changes in Assets and Liabilities
Accounts receivable	(5,892)	32
Prepaid expenses	4,073	(10,040)
Accounts payable	160,861	134,701
Accrued liabilities	(19,667)	(20,598)
Accrued interest	17,738	176,099
Cash Used in Operating Activities	(1,360,826)	(1,581,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of assets and subsidiaries	-	1
Purchase of property and equipment	(227,363)	(111,120)
NET CASH USED IN INVESTING ACTIVITIES	(227,363)	(111,119)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds on issuance of common stock, net of share issue expenses	946,110	121,931
Proceeds on issuance of Series B Preferred stock	750,000	-
Proceeds from notes payable and advances	340,000	1,599,500
Repayment of notes payable and advances	(435,500)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,600,610	1,721,431

NET INCREASE IN CASH	12,421	28,353
CASH AT BEGINNING OF PERIOD	28,423	70
CASH AT END OF PERIOD	$40,844	$28,423

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$1579
Cash paid for interest	$157,201	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in reverse merger	$-	$2,658
Liabilities acquired in reverse merger	$-	$1,447,091
Contributed assets	$-	$37,301
Conversion of debt to equity	$1,597,006	$2,093,011

See notes to consolidated financial statements

 PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, deposits, accounts payable, accrued liabilities, notes payable, and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments. The recorded derivative liabilities during the years ended December 31, 2014 and 2013 were noted as subject to level III fair value measurements. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent Accounting Pronouncements

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent Accounting Pronouncements (continued)

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2014 and December 31, 2013, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2014 and December 31, 2013, the balance did not exceed the federally insured limit.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2014.

k)	Inventory

The Company had no inventory as of December 31, 2014 or December 31, 2013.

l)	Plant and Equipment

Plant and equipment is stated at cost, less accumulated depreciation. Plant and equipment with costs greater than $1,000 are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life
Office equipment and furniture	2 years
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease
Plant and equipment	2 to 3 years
Plasma pulse tools	5 years

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

p)	Share-Based Payment Arrangements

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2014, there have been no interest or penalties incurred on income taxes.

r)	Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation (See Note 17, below).

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Prepaid equipment rental	$-	$1,533
Prepaid insurance	8,144	10,848
Prepaid professional fees	4,417	4,144
Other	470	579
	$13,031	$17,104

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Capital work in progress	$18,482	$105,000
Plasma pulse tool	310,374	-
Furniture and equipment	26,643	26,643
Field equipment	19,627	16,120
Computer equipment	1,500	3,041
Total cost	376,626	150,804
Less: accumulated depreciation	(57,052)	(28,423)
Property and equipment, net	$319,574	$122,381

Depreciation expense was $30,170 and $28,423 for the years ended December 31, 2014 and 2013, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	INTANGIBLES

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

Intangibles consisted of the following as of December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013

License agreements	$350,000	$-
Website development	8,000	8,000
Total cost	358,000	8,000
Less: accumulated amortization	(60,500)	(8,000)
Intangibles, net	$297,500	$-

Amortization expense was $52,500 and $800 for the year ended December 31, 2014 and 2013, respectively.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013

Payroll liabilities	$35,823	$55,918
Accrued Royalties	4,603	1,758
License fees payable	200,000	-
Other	-	2,417
	$240,426	$60,093

7	DEFERRED REVENUE

Novas entered into an agreement with a third party to provide oil recovery services in Mexico for an initial period of twenty four months, which could be extended at the option of Novas based upon the attainment of a minimum number of well treatments. The revenue invoiced in terms of this agreement consisted of a limited time technology license fee, administrative fees, cost recovery fees and consumable usage fees. These fees, other than cost recovery fees, were initially to be recognized over the initial term of the agreement, cost recovery fees were recognized as the expense was incurred.

On May 30, 2014 we cancelled this agreement due to the inability of the third party to execute under the agreement.

8	NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2014 and 2013, respectively:

Description	Interest Rate	Maturity	December 31, 2014	December 31, 2013

Short-Term
Owl Holdings	-	-	$3,000	$3,000
JAZ-CEH Holdings, LLC	7.5%	October 31, 2015	105,000	-
Accrued interest			9,489	-
Total JAZ-CEH holdings, LLC			114,489	-
Total Short term notes payable			117,489	3,000

Long-Term
JAZ-CEH Holdings, LLC	7.5%	October 31, 2015	-	105,000
Accrued interest			-	1,532
Total Long-Term Notes Payable			-	106,532

Total Notes Payable			$117,489	$109,532

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

JAZ-CEH Holdings, LLC

In October 2013, Novas Energy USA, Inc, entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bears interest at 7.5% per annum and matures on October 31, 2015.

Subsequent to year end, on February 20, 2015, the note to JAZ-CEH Holdings, LLC was repaid for a total amount of $115,590, including additional interest of $1,101, accrued from January 1, 2015 to the repayment date.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Short Term Convertible Notes payable consisted of the following as of December 31, 2014 and 2013, respectively:

	Interest Rate	Maturity	December 31, 2014	December 31, 2013

Dart Union	6%	On demand	$-	$20,000
Dart Union	6%	On demand	-	25,000
Dart Union	6%	On demand	-	20,000
Accrued Interest			-	4,221
Total Dart Union			-	69,221

JMJ Financial	12%	July 1, 2014	-	97,440
JMJ Financial	12%	September 25, 2014	-	64,960
JMJ Financial	12%	December 8, 2014	-	64,960
Unamortized debt discount, fees and interest expense			-	(36,306)
Total JMJ Financial			-	191,054

Asher Enterprises	8%	May 1, 2014	-	53,000
Asher Enterprises	8%	June 6, 2014	-	42,500
Asher Enterprises	8%	July 7, 2014	-	32,500
Accrued Interest			-	3,545
Total Asher Enterprises			-	131,545

Gel Properties	6%	August 1, 2014	-	52,500
Gel Properties	6%	June 1, 2014	-	-
Gel Properties	6%	August 1, 2014	-	-
Accrued Interest			-	1,320
Total Gel Properties			-	53,820

Vista Capital Investments	12%	September 4, 2014	-	30,800
Vista Capital Investments	12%	December 18, 2014	-	30,800
Unamortized debt discount and interest expense			-	(9,544)
Total Vista Capital Investments			-	52,056

LG Capital Funding, LLC	12%	June 20, 2014	-	63,448
LG Capital Funding, LLC	8%	October 31, 2015	107,000	-
Unamortized debt discount and interest expense			(4,379)	(14,269)
Total LG Capital Funding, LLC			102,621	49,179

Tonaquint, Inc.	10%	October 11, 2014	-	155,650
Unamortized debt discount and interest expense			-	(33,638)
Total Tonaquint, Inc.			-	122,012

KBM Worldwide, Inc.	8%	September 15, 2015	84,000	-
Unamortized debt discount and interest expense			(3,512)	-
Total KBM Worldwide, Inc.			80,488	-

Total Short-Term Notes Payable			$183,109	$668,887

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

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

On September 26, 2013, the Company borrowed $50,000 from JMJ pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $6,960, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $8,000 and were added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matured on September 25, 2014.

On March 26, 2014, the $50,000 borrowed on September 26, 2013, including interest, original issue discount and fees, amounting to a total of $64,960 was converted into an aggregate of 721,778 common shares of the Company at an issue price of $0.09 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

On December 9, 2013, the Company borrowed $50,000 from JMJ pursuant to an unsecured convertible promissory note. The terms of the note provided for no interest charge for 90 days and thereafter a once-off interest charge of 12%, amounting to $6,960, was added to the face value of the note. In addition, the note has an original issue discount of 10% and a closing and due diligence fee of 6% of the amount advanced; together these amounted to $8,000 and were added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matured on December 8, 2014.

On March 6, 2014, the $50,000 borrowed on December 9, 2013, including interest, original issue discount and fees, amounting to a total of $64,960, was repaid for $58,000 before the once-off interest charge of $6,960 came into effect.

The Company has no further obligations under this note.

JMJ may make further advances under the promissory note up to $275,000 (net $250,000 after an original issue discount of 10% or $25,000). Each note matures one year from the date of advance. The agreement with JMJ also requires payment of a closing and due diligence fee equal to 6% of the amount of each advance.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

Gel Properties

On July 30, 2013, the Company issued a convertible note with a face value $52,500, in exchange for $50,000 cash, net of $2,500 in legal fees. The note was convertible into common stock of the Company and bore interest at the rate of 6% per annum, which interest was payable in common stock, and matured on August 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, was 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder could only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act. Payments of interest (in common stock pursuant to the formula outlined above) was to be made upon demand by the holder at any time in the holder’s discretion following the expiration of the requisite Rule 144 holding period. The note was redeemable by the Company at any time within 6 months from the date of issuance, July 30, 2013, at a 20% premium over the principal amount due within the first 30-days, which premium escalates by 3% every 30 days to a maximum of 35%.

On February 10, 2014, the unsecured promissory note issued to Gel Properties on July 30, 2013 with a face value of $52,500, was repaid for $72,538, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

On July 30, 2013, the Company issued two convertible notes, each having a face value of $50,000 (the “Convertible Notes”) in exchange for two $50,000 “back end” notes (the “Back End Notes”). The Back End Notes were secured by a pledge account which had an aggregate appraised value of not less than $100,000. The Back End Notes were due and payable on June 1, 2014 and August 1, 2014 respectively. The Convertible Notes were convertible into common stock of the Company and each bore interest at the rate of 6% per annum, which interest was payable in common stock, and matured on June 1 and August 1, 2014. The conversion price, as well as the formula for determining the number of shares needed to pay the interest on the note, was 65% of the lowest closing price for any five trading days prior to conversion or payment of interest. The holder could only convert the note following the expiration of the requisite holding period under Rule 144 of the Securities Act. Payments of interest (in common stock pursuant to the formula outlined above) was to be made upon demand by the holder at any time at the holder’s discretion following the expiration of the requisite Rule 144 holding period. The Convertible Notes were redeemable by the Company at any time at a premium of 50% over the principal amount due. The Company had the right to call and not allow funding of the Back End Notes by offsetting the Convertible Notes against the Back End Notes. In consideration of this call right the Company issued 12,500 shares of its common stock to the issuer of the Back End Notes. The shares were held in escrow to be released if the Company elects, prior to April 1, 2014, to call the Back End Notes.

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

Vista Capital Investments

On September 5, 2013, the Company borrowed $25,000 from Vista Capital Investments (“Vista”) pursuant to an unsecured convertible promissory note. The terms of the note provided for a once-off interest charge of 12% amounting to $3,300 added to the face value of the note. In addition, the note had an original issue discount of 10% of the amount advanced which amounted to $2,500 which was added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.33 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matured on September 5, 2014. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Note was redeemable by the Company within 90 days of the issuance date, after a 10 day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium of 50% of the principal amount due, plus any interest earned thereon. As long as the note was outstanding, the holder, at its option, had the right to adopt any future, more favorable financing or conversion terms on any subsequent financings conducted by the Company or any of its subsidiaries.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

Vista Capital Investments (continued)

On March 12, 2014, the $25,000 borrowed on September 5, 2013, including interest, original issue discount and fees, amounting to a total of $30,800, was converted into 366,667 Common shares of the Company at an issue price of $0.084 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

On December 19, 2013, the Company borrowed $25,000 from Vista pursuant to an unsecured convertible promissory note. The terms of the note provided for a once-off interest charge of 12% amounting to $3,300 added to the face value of the note. In addition, the note had an original issue discount of 10% of the amount advanced which amounted to $2,500 which was added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.33 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matured on December 18, 2014. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Note was redeemable by the Company within 90 days of the issuance date, after a 10 day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium of 50% over the principal amount due, plus any interest earned thereon. As long as the note was outstanding, the holder, at its option, had the right to adopt any future, more favorable financing or conversion terms on any subsequent financings conducted by the Company or any of its subsidiaries.

On March 17, 2014, the $25,000 borrowed on December 19, 2013, including interest, original issue discount and fees, amounting to a total of $30,800, was converted into 354,023 shares of our common stock at an issue price of $0.087 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

Vista may make further advances under the promissory note up to $250,000 (net $225,000 after an original issue discount of 10% or $25,000). Each note matures one year from the date of advance.

LG Capital Funding, LLC

On October 10, 2013, the Company received, a net $45,000 from LG Capital Funding, LLC (“LG”), after the payment of a $5,000 commission to a third party and legal fees amounting to $1,500, pursuant to an unsecured convertible promissory note with a face value of $51,500. The terms of the note provided for an original issue discount of 10% amounting to $5,150 and no interest charge for 90 days, thereafter a once-off interest charge of 12% amounting to $6,798 was added to the face value of the note. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to the lesser of $0.65 or 60% of the lowest trade price in the 25 trading days prior to conversion. The note matured on June 20, 2014. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. The Convertible Note was redeemable by the Company within 90 days of the issuance date, after a 3 day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium over the principal amount due of 22%, plus any interest earned thereon, subject to the holders approval. The conversion price of the note had anti-dilutive provisions which would reduce the cap on the conversion price for any subsequent share issuances in certain circumstances. The Company had certain covenants which restricted it from the following; i) payment of dividends or other distributions, in cash or otherwise; ii) restrictions on stock repurchases; iii) the incurrence of debt other than in the ordinary course of business or to repay the note or borrowings not exceeding $1,000,000; iv) the sale of a significant portion of the assets outside of the ordinary course of business; and v) lend money unless committed to prior to this note, made in the ordinary course of business or in excess of $100,000, without the note holders consent.

On March 31, 2014, the unsecured promissory note issued to LG with a face value of $51,500 was repaid for $95,172, inclusive of interest, original issue discounts and early settlement penalty accrued thereon. We have no further obligations under this note.

  PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

LG Capital Funding, LLC (continued)

On October 31, 2014, the Company issued a note for $107,000 to LG Capital Funding, LLC (“LG”) upon receipt of $100,000 from LG. The terms of the note provided for an original issue discount of 7% amounting to $7,000 which was added to the face value of the note. The note carries an interest charge of 8% per annum. The note is convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to 62% of the lowest bid prices in the 10 trading days prior to conversion. The note matures on October 30, 2015. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 9.9% of the Company’s common stock. The Convertible Note was redeemable by the Company within 180 days of the issuance date, after a 3 day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium over the principal amount due of 10%, plus any interest earned thereon, subject to the holders approval. The conversion price of the note had anti-dilutive provisions which would increase the redemption penalty of the note to 150% of the principal outstanding plus accrued and unpaid interest thereon, or allow conversion immediately prior to the dilutive event taking place.

Subsequent to year end, on February 20, 2015, the unsecured promissory note issued to LG of $107,000 was repaid for $125,677, inclusive of interest, original issue discounts and early settlement penalty accrued thereon. The Company has no further obligations under this note.

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

On April 11, 2014, May 1, 2014, May 20, 2014, June 4, 2014, June 20, 2014, July 7, 2014 and July 28, 2014, Tonaquint converted the balance outstanding on the note of $155,650, including interest, original issue discount and fees into 1,283,576 shares of our common stock at an average issue price of $0.12 per share (60% of the lowest trade price in the 25 trading days prior to conversion).

KBM Worldwide, Inc.

On December 10, 2014, the Company issued an unsecured convertible note to KBM Worldwide, Inc. (“KBM”) with a face value of $84,000, in exchange for $80,000 in cash, including an original issue discount of $4,000. The note is convertible into common stock of the Company and bears interest at the rate of 8% per annum, which interest was payable in cash or common stock, at the election of the holder, and matures on September 12, 2015. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon is 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder could only convert the note following the expiration of 180 days from the date of issuance, December 10, 2014. The holder was not entitled to any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. This note could be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty ranging from 110% to 135% of the balance outstanding, including interest thereon, dependent upon the age of the note.

Subsequent to year end, on February 20, 2015, the unsecured promissory note issued to KBM on December 10, 2014 with a face value of $84,000 was repaid for $102,107, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	DERIVATIVE FINANCIAL LIABILITY

Certain of the short-term convertible notes disclosed in note 9 above, had variable priced conversion rights with no fixed floor price and would re-price dependent on the share price performance over varying periods of time. This gave rise to a derivative financial liability, which was valued at $224,442 at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability is re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred or the convertible debt is converted into equity.

Upon repayment or conversion of the outstanding notes, the derivative financial liability is no longer required. During the year the derivative liability on convertible notes converted into common stock was valued at $668,756. Mark to market valuations of the derivative liability during the year amounted to $426,352.

The movement in derivative liabilities is as follows:

	December 31, 2014	December 31, 2013

Opening balance	$237,799	$-
Derivative financial liability arising on short-term notes with variable conversion prices	23,060	201,382
Conversion of derivative liability for stock issued at a discount	(668,756)	-
Fair value adjustments to derivative financial liability	426,352	36,417
	$18,455	$237,799

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 30, 2014	Year ended December 31, 2013
Stock price over the period	$0.17 – $0.23	$0.20 –$ 0.94
Risk free interest rate	0.13% to 0.25%	0.09% to 0.16%
Expected life of short-term notes payable	9 to 14 months	8 to 12 months
Expected volatility	95.24% - 119.45%	114.14%
Expected dividend rate	0%	0%

11	LONG-TERM CONVERTIBLE NOTES PAYABLE

Long Term Convertible Notes payable consisted of the following as of December 31, 2014 and 2013, respectively:

Description	Interest Rate	Maturity	December 31, 2014	December 31, 2013
Notes payable	6%	November 19, 2017	$11,250	$388,875
Accrued interest			1,470	95,124
Unamortized debt discount			(6,500)	(302,480)
Total long-Term Convertible Notes Payable			$6,220	$181,519

The convertible notes payable consist of notes issued to a number of private principals (“the Notes”). The Notes bear interest at the rate of 6% per annum and are due on November 19, 2017. The Notes are convertible into common stock at a fixed conversion price of $0.02 per share.

Effective April 1, 2014, convertible notes with an aggregate principal amount of $349,500 inclusive of interest thereon of $97,202 totaling $446,702 was converted into 22,335,124 common shares at a conversion price of $0.02 per share.

On December 31, 2014, a convertible note with an aggregate principal amount of $28,125, inclusive of interest of $3,578, totaling $31,703 was converted into 1,585,171common shares at a conversion price of $0.02 per share.

Subsequent to year end, On February 6, 2015, the remaining convertible note with an aggregate principal amount of $11,250, inclusive of interest of $1,539, totaling $12,789 was converted into 639,432 common shares at a conversion price of $0.02 per share.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ DEFICIT

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and outstanding 260,169,499 shares of common stock as of December 31, 2014.

The following common shares were issued by the Company during the year ended December 31, 2014:

i)	an aggregate of 29,095,289 shares of Common Stock to convertible note holders upon conversion of an aggregate of $1,597,005 of short and long-term convertible notes, inclusive of certain interest and, mark-to-market derivative adjustments thereon, at an average share price of $0.05 per share;

ii)	an aggregate of 1,523,167 Common shares issued to consultants and advisors for services at an average issue price of $0.23 per share, the market value of our common stock when the shares were issued.

iii)	In terms of a private placement agreement entered into on April 15, 2014 between the Company and a placement agent (“the Placement Agent”), the Placement Agent agreed to assist the Company in raising financing. The financing could be in the form of debt or equity funding offered to qualified investors only and was in the form of equity. The Placement Agent received a fee of 10% of the gross proceeds raised together with a 3% expense recovery fee. In addition to this the Placement Agent was issued warrants equal to 15% of the total number of shares issued to the investors , on the same terms and conditions of those warrants issued to investors. After the completion of the last funding the Company was obligated to file an S-1 registration statement on Form S-1 registering the common stock issue in the offering and the common stock underlying the warrants. The S-1 registration statement was filed on October 14, 2014.

During the period June 2014 to August 2014, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, new, qualified investors, acquired 7,353,329 common units of the Company at a price of $0.15 per unit, each unit consisting of one share of Common Stock and a five year warrant exercisable for one half of a share of common stock at an exercise price of $0.25 per share, for net proceeds of $946,110 after deducting placement agent fees and other share issue expenses of $146,890. A further $10,000 was paid to the Placement Agent as fees in terms of the agreement. The placement agent was also issued five year warrants to purchase 1,102,999 units to purchase shares of common stock at an exercise price of $0.15 per unit, each unit consisting of one common share and a further warrant to purchase half a share of common stock at an exercise price of $0.25 per share, resulting in a net additional 551,500 warrants to purchase common stock at an exercise price of $0.25 per share.

iv)	An aggregate of 150,000 shares of Common stock were issued to three of our non-executive directors effective December 5, 2014, in terms of agreements entered into with these directors for services rendered as directors of the Company.

v)	an aggregate of 3,750,000 shares of Common Stock were issued upon the conversion of 375,000 shares of Series A-1 Preferred stock in terms of a conversion notice received from a Series A-1 stockholder effective December 16, 2014 at a conversion factor of 10 Common shares for one Series A-1Preferred share.

vi)	Restricted stock awards

(a)	An aggregate of 10,000,000 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and vest as to 1,250,000 shares on January 1, 2015 and a further 1,250,000 shares per quarter thereafter, these shares will be fully vested on September 1, 2016. These restricted shares were valued at the closing price of the common stock on February 4, 2015, the date of approval of the amended and restated employment agreement with our Chief Executive officer. Refer related party disclosure in note 18 below.

(b)	An aggregate of 3,000,000 shares of restricted common stock were issued to our Director, John Zotos, in terms of a consulting agreement entered into with him. These shares are restricted and vest as to 1,000,000 shares on March 31, 2015, a further 1,000,000 vest on September 30, 2015 with the remaining 1,000,000 vesting on March 31, 2016. These restricted shares were valued at the closing price of the common stock on December 5, 2014, the date of approval of the consulting agreement with John Zotos. Refer related party disclosure in note 18 below.

The restricted stock outstanding and exercisable at December 31, 2014 is as follows:

	Restricted Stock Outstanding			Restricted Stock Exercisable
Grant date Price	Number Outstanding	Weighted Average Grant Date Price		Number Vested	Weighted Average Grant Date Price
$0.15	10,000,000	$		-	$
$0.18	3,000,000	$		-	$
	13,000,000		$0.16	-		$-

The Company has recorded an expense of $620,429 for the year ended December 31, 2014 relating to the restricted stock awards and a further $1,644,571 will be expensed over the vesting period of the stock which takes place over the next twenty four months.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ DEFICIT (continued)

b)	Preferred Stock

The Company has 10,000,000 authorized preferred shares with a par value of $0.001 each with 5,000,000 preferred shares designated as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”) and 500,000 preferred shares designated as Series B Preferred Stock.

On March 14, 2014, the Company amended its articles of incorporation by designating 500,000 of the remaining 5,000,000 undesignated preferred shares as Series B Convertible Redeemable Preferred Stock (“Series B Shares”), with 75,000 Series B Shares issued and outstanding, which are convertible into 7,500,000 shares of common stock.

Subsequent to year end, on February 19, 2015, the Company amended its articles of incorporation by designating the remaining 4,500,000 preferred shares as Series C preferred shares. Which are convertible into 120,000,000 shares of common stock. Refer to Subsequent events disclosure in note 20 below.

i) Series A-1 Convertible Preferred Stock

The Company has designated 5,000,000 preferred shares as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), with 3,512,500 Series A-1 Shares issued and outstanding which are convertible into 35,125,000 shares of common stock.

During the year ended December 31, 2014, holders of 375,000 Series A-1 shares converted their holdings into 3,750,000 shares of the Company’s Common Stock at a conversion ratio of 10 common shares to 1 Series A-1 Share.

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

Dividends

Until such time that any dividend is paid to the holders of Common Stock, the holders of Series A-1 Shares shall be entitled to a dividend in an amount per share equal to that which such holders would have been entitled to receive had they converted all of the shares of Series A-1 Shares into Common Stock immediately prior to the payment of such dividend

Liquidation Preference

Each share of Series A-1 Shares is entitled to a liquidation preference of $0.08 per share

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

(e)	the making of any loan or advance to any person except in the ordinary course of business.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ DEFICIT (continued)

b)	Preferred Stock

ii)	Series B Convertible Preferred Stock

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 75,000 Series B Shares issued and outstanding which are convertible into 7,500,000 shares of common stock.

On March 27, 2014, we entered into a Securities Purchase Agreement with an individual, pursuant to which the individual agreed to purchase and we agreed to sell 75,000 Series B Shares at an issue price of $10 per share for net proceeds of $750,000.

The proceeds received above, were primarily used to settle the following convertible notes outstanding (Refer note 9 above):

a)	On February 7, 2014, the unsecured promissory note issued to Asher Enterprises on July 29, 2013 with a face value of $53,000, was repaid for $73,687, inclusive of interest, fees and an early settlement penalty accrued thereon.

b)	On February 10, 2014, the unsecured promissory note issued to Gel Properties on July 30, 2013 with a face value of $52,500, was repaid for $72,538, inclusive of interest, fees and an early settlement penalty accrued thereon.

c)	On February 21, 2014, the unsecured promissory note issued to Asher Enterprises on September 4, 2013 with a face value of $42,500 was repaid for $58,884, inclusive of interest, fees and an early settlement penalty accrued thereon.

d)	On March 6, 2014, the funds of $50,000 borrowed from JMJ Financial on December 9, 2013, including interest, original issue discount and fees, amounting to $64,960, was repaid for $58,000 before the once-off interest charge of $6,960 came into effect.

e)	On March 11, 2014, one of the two $50,000 “back end” promissory notes issued to GEL Properties and exercised on January 16, 2014, was repaid for $62,950, inclusive of interest and an early settlement penalty accrued thereon.

f)	On March 28, 2014, the unsecured promissory note issued to Asher Enterprises on October 3, 2013 with a face value of $32,500 was repaid for $45,086, inclusive of interest, fees and an early settlement penalty accrued thereon.

g)	On March 31, 2014, the unsecured promissory note issued to LG Capital Funding, LLC, with a face value of $51,500 was repaid for $95,172, inclusive of interest, original issue discounts and early settlement penalty accrued thereon.

h)	On April 11, 2014, the second $50,000 “back end” promissory note issued to GEL Properties was repaid for $65,708, inclusive of interest and an early settlement penalty accrued thereon.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ DEFICIT (continued)

b)	Preferred Stock (continued)

ii)	Series B Convertible Preferred Stock (continued)

The rights, privileges and preferences of the Series B Shares are summarized as follows:

Conversion

The holders of the Series B Preferred Shares shall have conversion rights as follows:

(a)	Each share of the Series B Shares shall be convertible at any time prior to the issuance of a redemption notice by the Company into such number of shares of Common Stock by dividing the Stated value ($10) of the Series B Share by $0.10 and shall be subject to adjustment for dividends or distributions made in common stock, the issue of securities convertible into common stock, stock splits, reverse stock splits, or reclassifications of common stock. No adjustments will be made to the conversion rights or conversion price for any reorganization other than to be entitled to receive the same benefits as if the shares were converted immediately prior to such reorganization. No conversion will take place if the holder of the Series B Shares will beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after conversion. As of the date hereof, each Series B Share converts into 100 shares of common stock.

(b)	The conversion right of the holders of Series B Shares shall be exercised by the surrender of the certificates representing shares to be converted to the Company, accompanied by written notice electing conversion.

(c)	No fractional shares of Common Stock or script shall be issued upon conversion of Series B Shares. The Company shall pay a cash adjustment in respect to such fractional interest based upon the fair value of a share of Common Stock, as determined in good faith by the Company’s Board of Directors.

(d)	All shares of Common Stock issued upon conversion of Series B Shares will upon issuance be validly issued, fully paid and non-assessable. All certificates representing Series B Shares surrendered for conversion shall be appropriately canceled on the books of the Company and the shares so converted represented by such certificates shall be restored to the status of authorized but unissued shares of preferred stock of the Company.

Company Redemption

The Company shall have the right, at any time after the date the Series B Shares have been issued, to redeem all or a portion of any Holder's Series B Shares at a price per Series B Share equal to the issue price per Series B Share multiplied by 120%

Voting Rights

Each holder of Series B Shares shall be entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to votes equal to the number of shares of Common Stock into which Series B Shares could be converted, and the holders of shares of Series B Shares and Common Stock shall vote together as a single class on all matters submitted to the stockholders of the Company.

Dividends

(a)	The holders of the Series B Shares shall be entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year (“Dividend Date”). Such dividends shall accrue on any given share from the day of original issuance of such share. Such dividends shall be cumulative, whether or not declared by the Board of Directors, but shall be non-compounding.

(b)	Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share.

(c)	Nothing contained herein shall be deemed to establish or require any payment or other charges in excess of the maximum permitted by applicable law.

(d)	In the event that pursuant to applicable law or contract the Company shall be prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares shall be entitled, the cash amount available pursuant to applicable law or contract shall be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares shall be payable in cash.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ DEFICIT (continued)

b)	Preferred Stock (continued)

ii)	Series B Convertible Preferred Stock (continued)

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

We have undeclared dividends on the Series B Preferred stock amounting to $45,863 as of December 31, 2014. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends.

c)	Stock Options

i)	Plan options

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

At December 31, 2014 and 2013, there were 380,950 and 452,960 Plan options issued and outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of December 31, 2014.

No options were issued during the year ended December 31, 2014.

ii)	Non-Plan Stock Options

In March of 2013, the Company granted to its Chief Executive Officer Non-Plan options (that are not covered by the Company’s Stock Option Plan) to purchase 10,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. Vesting was immediate as to 2,500,012 of the options and the balance of the options vested, pro rata, on a monthly basis, over 36 months.

In March of 2013, the Company granted to one of its directors Non-Plan options (that are not covered by the Company’s Stock Option Plan) to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $0.25 per share. Vesting was immediate as to 250,012 of the options and the balance of the options vest pro rata, on a monthly basis, over 36 months.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ DEFICIT (continued)

c)	Stock Options (continued)

A summary of all of our option activity during the period January 1, 2013 to December 31, 2014 is as follows:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2013	55,280	$5.00 to 25.00	$8.49
Granted – plan options	397,680	0.51 to 0.65	0.54
Granted – non plan options	11,000,000	0.25	0.25
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2013	11,452,960	$0.25 to 25.00	$0.30
Granted – plan options	-	-	-
Granted – non plan options	-	-	-
Forfeited/Cancelled	(11,072,010)	0.25 to 25.00$	0.28
Exercised	-	-	-
Outstanding December 31, 2014	380,950	0.51 to 13.50	0.90

Stock options outstanding as of December 31, 2014 and 2013 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

The options outstanding and exercisable at December 31, 2014 are as follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$13.50	3,480	4.46	$		3,480	$		4.46
$12.50	2,000	5.78	$		2,000	$		5.78
$8.50	500	6.50	$		500	$		6.50
$5.00	14,800	6.79	$		14,800	$		6.79
$0.65	36,924	8.25	$		36,924	$		8.25
$0.63	38,096	3.50	$		38,096	$		3.50
$0.51	285,150	5.29	$		285,150	$		5.29
	380,950	5.45		$0.90	380,950		$0.90	5.45

No options were granted for the year ended December 31, 2014.

Options over 72,010 shares were cancelled during the current year due to the termination of the employment of the optionees in prior periods and the expiry of those options 90 days after their effective termination dates.

The 10,000,000 and the 1,000,000 Non Plan options granted to our Chief Executive Officer, John Huemoeller (“Huemoeller”) and our director, John Zotos (“Zotos”) on March 6, 2013 were cancelled in terms of agreements entered into on December 5, 2014, whereby the options granted to Huemoeller and Zotos were cancelled and replaced with restricted stock awards of 10,000,000 and 3,000,000 shares, respectively, of common stock of the company, refer note 12 a) above.

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

The Company has recorded an expense of $1,769,170 and $1,657,273 for the year ended December 31, 2014 and 2013 relating to options issued.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ DEFICIT (continued)

(d)	Warrants

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

The warrants outstanding and exercisable at December 31, 2014 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.30	375,000	3.83	$0.30	375,000	$0.30	3.83
$0.25	1,751,667	4.49	$0.25	1,751,667	$0.25	4.49
$0.15	525,500	4.49	$0.15	525,500	$0.15	4.49
$0.25	1,508,333	4.59	$0.25	1,508,333	$0.25	4.59
$0.15	577,499	4.60	$0.15	577,499	$0.15	4.60
$0.25	968,166	4.60	$0.25	968,166	$0.25	4.60
$0.25	633,333	4.65	$0.25	633,333	$0.25	4.65
	6,339,498	4.52	$0.24	6,339,498	$0.24	4.52

The warrants outstanding have an intrinsic value of $22,060 and $0 as of December 31, 2014 and 2013, respectively.

13	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2014	Year ended December 31, 2013

Stock option compensation charge	$1,769,170	$1,657,273
Restricted stock award compensation charge	620,429	-
Stock issued for services rendered	348,971	72,000
Stock awards in lieu of directors fees	27,000	-

	$2,765,570	$1,729,273

14	OTHER INCOME

Other income includes a gain realized on debt forgiveness by our Technology Licensor of $150,000 which was due in the current year.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	PROFIT ON DISPOSAL OF INVESTMENTS AND ASSETS

Year ended December 31, 2013

Profit on disposal of investment in Mountain Capital, LLC, doing business as Arrow Media Solutions	$34,321
Profit on disposal of Crystal Magic, Inc.	1,186,685
Profit on disposal of the assets of Propell Shops	4,586

$1,225,592

The profit on the disposal of the investment in Mountain Capital, LLC of $34,321 results from the de-consolidation of Mountain Capital, LLC which was wound up several years ago.

Effective December 31, 2013 the Company sold its entire shareholding in Crystal Magic, Inc to a third party for $1. This resulted in a gain of $1,186,685 consisting primarily of liabilities which are no longer reflected on the balance sheet of the Company, see commitments and contingent liabilities in note 19 below.

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

The disposal of the assets and investments mentioned above is represented by the following assets and liabilities

Year ended December 31, 2013

Accounts payable	$372,090
Other payables and accrued liabilities	4,585
Long term liabilities	848,916

1,225,591
Proceeds on disposal	1
$1,225,592

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2014	Year ended December 31, 2013
	%	%
Tax expense at the federal statutory rate	34	34
State tax expense, net of federal tax effect	5	5
Permanent timing differences	(28)	(10)
Deferred income tax asset valuation allowance	(11)	(29)
	-	-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2014	December 31, 2013

Deferred income tax assets
Net operating losses	$2,180,000	$1,610,000
Valuation allowance	(2,180,000)	(1,610,000)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2014 and December 31, 2013 was $2,180,000 and $1,610,000, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $570,000 and $1,100,000 for Fiscal 2014 and 2013, respectively.

As of December 31, 2014, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Our net operating loss carry-forwards of $5,500,000 begin to expire in 2029 and continue to expire through 2034. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the operating loss carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the year ended December 31, 2014 and 2013, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2014 (Shares)	Year ended December 31, 2013 (Shares)

Options to purchase shares of common stock	380,950	11,452,960
Restricted stock awards – unvested	13,000,000	-
Warrants to purchase shares of common stock	6,339,498	-
Series A-1 convertible preferred shares	35,125,000	38,875,000
Series B convertible preferred shares	7,500,000	-
Convertible long term notes	636,010	19,443,750
Convertible short term notes*	-	-
	62,981,458	69,771,710

* Convertible short term notes have variable conversion pricing dependent upon share prices prior to conversion, see note 9 above.

As of December 31, 2014, short term notes with a principal amount outstanding of $191,000 are convertible into common shares at discounts ranging from 58% to 62% of average trading prices immediately prior to conversion. The closing share price as of December 31, 2014 was $0.17. These short-term notes do not have a floor or a capped conversion price.

18	RELATED PARTY TRANSACTIONS

On February 4, 2015, we entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with John Huemoeller II, that superseded the Company’s prior Employment Agreement with Mr. Huemoeller that was previously entered into on December 5, 2014 (the “Prior Agreement”).

Under the Employment Agreement, which has a stated term of three (3) years, for his continued service as the Chief Executive Officer and President of the Company, Mr. Huemoeller will continue to receive the same annual base salary of $180,000 provided for under the Prior Agreement and will be entitled to bonuses at the discretion of the Company based on performance. The new Employment Agreement restated a previous grant to Mr. Huemoeller of 10,000,000 shares of the Company’s restricted stock, which vest on the following schedule: 1,250,000 shares vested on January 1, 2015 and thereafter 1,250,000 shares will vest on each quarter anniversary, commencing April 1, 2015 for seven (7) quarters. The restricted stock grant was in lieu of the options that had previously been granted to Mr. Huemoeller, which options were canceled on December 5, 2014.The Employment Agreement also provides that Mr. Huemoeller will receive a restricted stock grant of 750,000 shares of stock on an annual basis commencing January 1, 2016, which will vest upon issuance. In the event of a Change of Control (as defined in the Employment Agreement), termination without Cause (as defined in the Employment Agreement), termination due to disability (as defined in the Employment Agreement), death or termination by Mr. Huemoeller for Good Reason (as defined in the Employment Agreement), Mr. Huemoeller will receive: (i) a severance payment equal to two (2) months base salary together with payment of medical insurance or COBRA payments for two (2) months after termination; and (ii) all restricted stock grants that have been issued to Mr. Huemoeller will immediately vest. If Mr. Huemoeller terminates his employment at any time prior to January 1, 2016 Without Good Reason (as defined in the Employment Agreement) or is terminated for Cause (as defined in the Employment Agreement) then 5,000,000 of any restricted stock grants will immediately vest. The Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Huemoeller.

On December 5, 2014, the Company entered into a consulting agreement with John Zotos (“Zotos”), our director for a two year period. In terms of the agreement, Zotos will provide consulting services to the Company for a consideration of $5,000 per month and the grant of 3,000,000 restricted shares which will vest in three equal tranches on March 31, 2015, September 15, 2015 and March 31, 2016. Early termination of the agreement by either party will result in immediate vesting of the remaining unvested shares. The Company will also reimburse the consultant for all out of packet expenses incurred whilst performing his duties. The consulting agreement also includes customary confidentiality obligations and invention assignments by Mr. Zotos.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19	COMMITMENTS AND CONTINGENCIES

The Company entered into an Agreement with an Investor Relations entity (“IR Entity”) on December 13, 2013 (“the effective date”), whereby the IR Entity was to provide investor relations services for a period of one year from the effective date for a consideration consisting of the following; i) a cash consideration of $2,500 per month and, ii) the issue of 174,600 shares of common stock, issued as follows; 43,650 shares on conclusion of the agreement and a further 130,950 shares over the nine month period January to September 2014. It is unlikely that the common stock will be issued to this IR Entity due to the non-performance of its obligations under the agreement.

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

The Company leases approximately 2,300 square feet of office space in Houston, Texas, the original term of the lease agreement terminated on January 31, 2014 with automatic renewals for six month periods unless 60 days written notice is given prior to renewal. The rental is $2,200 per month.

The future minimum lease installments under this agreement as of December 31, 2014 for the period January 1, 2015 to July 31, 2015 (the automatic renewal period) is $15,400.

The Company sub-leases approximately 748 square feet of loft space in Houston, Texas from a related party in terms of a lease agreement entered into on September 1, 2014 and expiring on August 31, 2015. The lease provides for automatic renewal on a month to month basis unless 60 days written notice is given to terminate the lease. The monthly rental is $3,220 per month.

The future minimum lease installments under this agreement as of December 31, 2014 for the period January 1, 2015 to August 31, 2015 is $25,760.

The future minimum operating lease commitments are as follows:

Amount

2015	$41,160

In terms of the license agreement commitments disclosed in note 5 above, the minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	SUBSEQUENT EVENTS

(a)	Notes payable

On January 8, 2015, the Company issued a promissory note to Strategic IR, Inc. for $25,000 advanced to the Company, maturing on January 7, 2016 (subject to further extension) and bearing interest at 8% per annum. The promissory note may be repaid at anytime by the Company without premium or penalty.

On January 22, 2015, the Company issued a promissory note to Strategic IR, Inc. for a further $25,000 advanced to the Company, maturing on January 21, 2016 (subject to further extension) and bearing interest at 8% per annum. The promissory note may be repaid at anytime by the Company without premium or penalty.

On January 29, 2015, the Company issued an unsecured convertible note to Irina Galikhanova in exchange for $75,000 in cash. The note is convertible into common stock of the Company and bears interest at the rate of 8% per annum, which interest was payable in cash or common stock, at the election of the holder, and matures on February 1, 2016. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon is 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder could only convert the note following the expiration of 180 days from the date of issuance, January 29, 2015. The holder was not entitled to any conversion right that would result in the holder owning more than 9.99% of the Company’s common stock. This note could be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty of 110% of the balance outstanding, including interest thereon.

On February 6, 2015, Laurus Investments AG, the remaining holder of our long-term notes was issued 639,432 Common shares upon conversion of the note of $12,789, inclusive of interest thereon, at a conversion price of $0.02 per share.

Upon the issuance of the Series C Convertible Preferred Stock disclosed in (b) below, the Company repaid the following notes on February 20, 2015:

(i)	the two notes payable to Strategic IR, issued on January 8 and January 21,2015, with a face value of $25,000 each was repaid for a total of $50,395, inclusive of interest thereon;

(ii)	the unsecured promissory note issued to Irina Galikhanova on January 29, 2015 with a face value of $75,000 was repaid for $75,362, inclusive of interest thereon, the early settlement penalty was waived by the note holder;

(iii)	the unsecured promissory note issued to LG Capital Funding, LLC of $107,000 was repaid for $125,677, inclusive of interest, original issue discounts and early settlement penalty accrued thereon, refer note 9 above.

(iv)	the unsecured promissory note issued to KBM Worldwide, Inc., on December 10, 2014 with a face value of $84,000 was repaid for $102,107, inclusive of interest, fees and an early settlement penalty accrued thereon, refer note 9 above.

(v)	the note payable to JAZ-CEH Holdings, LLC issued on October 21, 2013 was repaid for $115,590, including interest thereon, refer note 8 above.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	SUBSEQUENT EVENTS (continued)

(b)	Series C Convertible Preferred Stock Issuance

On February 19, 2015, we entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Ervington Investment Limited, an entity organized under the laws of the Republic of Cyprus whose ultimate beneficial owner is Roman Abramovich (“Ervington”), and closed the first tranche of a private placement offering under the Purchase Agreement, raising $5,000,000 in gross proceeds from the sale of 1,525,424 shares of our Series C Preferred Stock (“Series C Preferred Stock”) at a purchase price of $3.277777778 per share. We have agreed to use the net proceeds of the offering for research and development, commercialization of new products, sales and marketing, repayment of debt, accounts payable and administrative expenses. The Purchase Agreement also provides, subject to the conditions set forth therein, for the sale by us to Ervington of an additional 2,974,576 shares of Series C Preferred Stock for an additional gross proceeds to us of $9,750,000. The proceeds of the second closing are to be used by us for the acquisition, enhancement and maintenance of an oil field for deployment of our Plasma Pulse Technology.

In connection with the Purchase Agreement, we also entered into an Investors’ Rights Agreement with Ervington (the “Investors’ Rights Agreement”). The Investors’ Rights’ Agreement provides that the Holders (as defined in the Investors’ Rights Agreement) of a majority of the outstanding Registerable Securities (defined therein as the shares of common stock and Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued pursuant to the Secondary Stock Purchase Agreement (as defined below), the shares of Series C Preferred Stock issued pursuant to the Purchase Agreement and any common stock issued as dividends thereon or in exchange for such) are entitled to demand registration rights under certain circumstances and piggyback registration rights. In addition, the Investors’ Rights Agreement provides that Ervington (or its assignee) has the right to designate a person to be appointed as our Chief Executive Officer, a board observer right if a representative of Ervington or its affiliate is not a member of our board of directors and certain consultation rights if a representative of Ervington or its affiliate is not a member of our board of directors so long as it holds a majority of the Registerable Securities and at least 36,000,000 shares of our common stock on an “as converted” basis. Ervington and its affiliates also have a right of first refusal to acquire their pro rata share of any New Securities (as defined in the Investors’ Rights Agreement) which we propose to issue and sell.

In connection with the Purchase Agreement, Ervington also entered into a stock purchase agreement (the “Secondary Purchase Agreement”) with certain of our stockholders (the “Selling Stockholders”), pursuant to which the Selling Stockholders sold to Ervington an aggregate of 7,624,990 shares of our common stock and 2,437,500 shares of our Series A-1 Preferred Stock (representing 24,375,000 shares of our common stock on an as converted basis) at a purchase price of $.001 per share. The Secondary Purchase Agreement also provides that the Selling Stockholders will sell to Ervington at the second closing or subsequent closings under the Purchase Agreement in the aggregate an additional 56,677,477 shares of our common stock and 700,000 shares of our Series A-1 Preferred Stock (representing 7,000,000 shares of our common stock on an as converted basis).

We also entered into a Stockholders Agreement with the Selling Stockholders and Ervington (the “Stockholders Agreement”) providing that until a Change of Control Transaction (as defined in the Stockholders Agreement), each person a party thereto shall vote all of such person’s shares of our common stock in favor of the designees appointed by Ervington and two additional directors appointed by two of the Selling Stockholders and Ervington agreed to vote its shares in favor of the two designees appointed by the two Selling Stockholders provided that the certain Selling Stockholders continue to own a certain threshold number of shares of our common stock or preferred stock convertible into our common stock. In addition, the Selling Stockholders granted Ervington certain drag along rights in the event of a Change of Control Transaction (as defined in the Stockholders Agreement) and Ervington and its affiliates were granted certain rights of first refusal.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	SUBSEQUENT EVENTS (continued)

(b)	Series C Convertible Preferred Stock Issuance (continued)

In accordance with the terms of the Series C Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”), Ervington appointed Ivan Persiyanov to serve as a director, holding two votes. In addition, James Fuller, Mark Kalow and Dan Steffens resigned from the Board of Directors effective upon the closing.

In addition, as a condition to the consummation of the Purchase Agreement, we filed a Certificate of Designations to our Certificate of Incorporation with the Secretary of State of the State of Delaware setting forth the rights, preferences and privileges of the Series C Preferred Stock, our Bylaws were amended and restated and we entered into an Indemnification Agreement with Ivan Persiyanov.

The terms attached to the Series C Preferred Stock (“Series C Share”) are summarized below:

Conversion

Subject to adjustment for stock splits, stock dividends, reorganizations and recapitalizations and similar transactions, each Series C Share is currently convertible at the option of the holder into 26.67 shares of common stock.

Company Redemption

The Series C Shares are not subject to redemption by the Company.

Voting Rights

Generally, holders of Series C Shares will, on an as-converted basis, vote together with the common stock as a single class.

Upon the issuance of at least 1,500,000 shares of Series C Preferred Stock the holders of the Series C Preferred Stock, as a class, are entitled to elect either two directors holding one vote or one director holding two votes. Upon the issuance of an aggregate of 4,500,000 shares of Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to elect either three directors holding one vote each, one director holding three votes or two directors with one director holding two votes and another director holding one vote.

Dividends

The Series C Shares accrue dividends at the rate per annum equal to 4% of the stated price (which initially is $3.277777778) payable annually in arrears on December 31 of each year in preference and priority to any payment of any dividend on our common stock, or any other class of preferred stock.

Liquidation Preference

In the event of our liquidation, dissolution or winding up and other liquidation events (as defined in the Series C Certificate of Designations), holders of Series C Shares are entitled to receive from proceeds remaining after distribution to our creditors and prior to the distribution to holders of common stock or any other class of preferred stock the (x) stated value (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) held by such holder and (y) all accrued but unpaid dividends on such shares.

Anti Dilution

The Series C Shares are entitled to certain weighted average anti-dilution protection as specified in the Series C Certificate of Designations.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	SUBSEQUENT EVENTS (continued)

(b)	Series C Convertible Preferred Stock Issuance (continued)

No Circumvention

The approval by holders of a majority of the Series C Shares, voting separately as a class, will be required for the following:

(i)	merger, sale of substantially all of our assets or our recapitalization, reorganization, liquidation, dissolution or winding up;

(ii)	redemption or acquisition of shares of our common stock other than in limited circumstances;

(iii)	declaration or payment of a dividend or distribution with respect to our capital stock;

(iv)	making any loan or advance;

(v)	amending our Certificate of Incorporation or Bylaws;

(vi)	authorizing or creating any new class or series of equity security;

(vii)	increasing the number of authorized shares for issuance under any existing stock or option plan;

(viii)	materially changing the nature of the business

(ix)	incurring any indebtedness;

(x)	engaging in or making investments not authorized by our board of directors;

(xi)	acquiring or divesting a material amount of assets;

(xii)	selling, assigning, licensing, pledging or encumbering our material technology or intellectual property;

(xiii)	entering into any corporate strategic relationship involving payment, contribution or assignment by us or to us of any assets.

(c)	Employment Agreements

On February 4, 2015, we entered into an Amended and Restated Employment Agreement with John Huemoeller II that superseded the Company’s prior Employment Agreement with Mr. Huemoeller that was previously entered into on December 5, 2014. Refer note 18 above.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as set forth above.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2014.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

We have adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer has concluded, that as of the date of the filing of this Annual Report, our disclosure controls and procedures are effective and that all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2014.

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

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

John W. Huemoeller II (1)	58	Chief Executive Officer/President/Chairman

John Zotos (2)	59	Secretary, Director

Ivan Persiyanov (3)	35	Director

(1)	On March 6, 2013, Mr. Huemoeller was appointed as our Chief Executive Officer and President and a director. On June 19, 2013, Mr. Huemoeller was appointed Chairman of the Board.

(2)	On March 6, 2013, Mr. Zotos was appointed as our Secretary and a director.

(3)	On February 17, 2015, Mr. Persiyanov, the designee of the Series C Preferred Stockholders was appointed as a director to fill the vacancy created by the resignation of Messrs. Fuller, Steffens and Kalow. Mr. Persiyanov has two votes on all matters presented to the board.

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

 John Zotos

Mr. Zotos was appointed as a director on March 6, 2013. He also serves as a director of Novas. Since July 2007, he has served as a principal and a managing partner of JC Holdings, LLC, a company engaged in the business of buying, selling and managing heavy equipment and commercial real estate.

Mr. Zotos brings to the Board significant business experience. Mr. Zotos’ prior business experience, especially his experience in the on line industry, gives him a broad and extensive understanding of our operations and our industry. Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

Ivan Persiyanov

Mr. Persiyanov was appointed a director on February 17, 2015. Mr. Persiyanov currently serves as an investment director at Millhouse Capital, responsible for originating and leading the execution of private equity and venture capital projects in robotics, oil service and other industries. From July 2008 until joining Millhouse in April 2014, Mr. Persiyanov served as an investment director of Rusnano Capital, responsible for originating and leading the execution of private equity and venture capital projects in chemical, construction robotics, alternative energy robotics. Prior to joining Rusnano Capital, Mr. Persiyanov served as a consultant to Ernst & Young, a manager at GE Money Bank and a senior analyst at Citibank. Mr. Persiyanov has a Master in Finance degree from the New Economic School and a mathematics degree and partial Ph.D. in mathematics from Moscow State University. Mr. Persiyanov currently serves as a director of Georezonans LLC, a methane degassing service company and served as a director of Optogan CJSC from June 2013 until June 2014, Beneq Oy from July 2013 until April 2014 and LED, Microsensor Nt LLC from July 2013 until April 2014.

Mr. Persiyanov’s prior business experience, especially his experience in the oil industry, gives him a broad and extensive understanding of our operations and our industry.  Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

Term of Office

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until removed by the board. In connection with the sale of the Series C Preferred Stock to Ervington, we entered into a Stockholders Agreement with Ervington and certain of our stockholders providing that until a Change of Control Transaction (as defined in the Stockholders Agreement), each person a party thereto will vote all of such person’s shares of our common stock in favor of the designees appointed by Ervington (Ervington currently has the right to appoint two designees and will have the right to appoint three designees upon its acquisition of an aggregate of 4,500,000 shares of Series C Preferred Stock) and two additional directors appointed by two of the Selling Stockholders and Ervington agreed to vote its shares in favor of the two designees appointed by the two Selling Stockholders provided that the certain Selling Stockholders continue to own a certain threshold number of shares of our common stock or preferred stock convertible into our common stock.

Employment Agreements

On February 4, 2015, we entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with John Huemoeller II, that superseded the Company’s prior Employment Agreement with Mr. Huemoeller that was previously entered into on December 5, 2014 (the “Prior Agreement”).

Under the Employment Agreement, which has a stated term of three (3) years, for his continued service as the Chief Executive Officer and President of the Company, Mr. Huemoeller will continue to receive the same annual base salary of $180,000 provided for under the Prior Agreement and will be entitled to bonuses at the discretion of the Company based on performance. The new Employment Agreement restated a previous grant to Mr. Huemoeller of 10,000,000 shares of the Company’s restricted stock, which vest on the following schedule: 1,250,000 shares vested on January 1, 2015 and thereafter 1,250,000 shares will vest on each quarter anniversary, commencing April 1, 2015 for seven (7) quarters. The restricted stock grant was in lieu of the options that had previously been granted to Mr. Huemoeller, which options were canceled on December 5, 2014. The Employment Agreement also provides that Mr. Huemoeller will receive a restricted stock grant of 750,000 shares of stock on an annual basis commencing January 1, 2016, which will vest upon issuance. In the event of a Change of Control (as defined in the Employment Agreement), termination without Cause (as defined in the Employment Agreement), termination due to disability (as defined in the Employment Agreement), death or termination by Mr. Huemoeller for Good Reason (as defined in the Employment Agreement), Mr. Huemoeller will receive: (i) a severance payment equal to two (2) months base salary together with payment of medical insurance or COBRA payments for two (2) months after termination; and (ii) all restricted stock grants that have been issued to Mr. Huemoeller will immediately vest. If Mr. Huemoeller terminates his employment at any time prior to January 1, 2016 Without Good Reason (as defined in the Employment Agreement) or is terminated for Cause (as defined in the Employment Agreement) then 5,000,000 of any restricted stock grants will immediately vest. The Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Huemoeller.

Consulting Agreement

On December 5, 2014, we entered into a consulting agreement with John Zotos, our director for a two year period. Pursuant to the agreement, Mr. Zotos will provide consulting services to us for a consideration of $5,000 per month and the grant of 3,000,000 restricted shares which will vest in three equal tranches on March 31, 2015, September 15, 2015 and March 31, 2016. Early termination of the agreement by either party will result in immediate vesting of the remaining unvested shares. We will also reimburse the consultant for all out of pocket expenses incurred while performing his duties. The consulting agreement also includes customary confidentiality obligations and invention assignments by Mr. Zotos.

Employees

At December 31, 2014 we had one full-time employee and 3 part time employees.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ Stock Market.  The Board has determined that none of our directors are independent. Mr. Persiyanov is not “independent” due to his position at Millhouse Capital and Mr. Huemoeller and Mr. Zotos are not independent due to their current positions with our company and Novas.

Audit Committee and Audit Committee Financial Expert

 Our board of directors acts as our audit committee. Ivan Persiyanov is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Upon evaluating our internal controls, our board of directors determined that our internal controls are adequate to ensure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Propell. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with other than an inadvertent late filing for John Huemoeller of his initial Form 3.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11.   Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2014 and 2013.

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
John Huemoeller CEO and Director(1)(2)	2014	180,000	-	1,725,000	-	-	-	-	1,905,000
	2013	45,000	-	-	4,981,553	-	-	120,000	5,146,553
Edward Bernstein Former CEO and Director (3)(4)	2014 2013	- -	- -	- -	- -	- -	- -	-13,169	-13,169

(1)	The amounts disclosed for Stock Awards represents the fair value of the restricted stock issued to Mr. Huemoeller on December 5, 2014, pursuant to the terms of his amended and restated employment agreement. See note 12 of the notes to our consolidated financial statements contained herein. The grant consists of: a) 10,000,000 restricted stock which vest as follows: i) 1,250,000 on January 1, 2015 and, ii) 1,250,000 per quarter thereafter, and b) 1,500,000 shares of restricted stock which, dependent on Mr. Huemoeller’s continued employment will vest as to 750,000 shares on January 1, 2016 and 2017.

(2)	The amounts disclosed for option awards represents the grant date fair value of the stock option awards granted to the executive during the fiscal year ended December 31, 2013, in accordance with stock option accounting principles. See note 12 of the notes to our consolidated financial statements contained herein for a discussion of all the assumptions used in the valuation of stock option awards. These options were cancelled on December 5, 2014 pursuant to the terms of an agreement entered into with Mr. Huemoeller whereby the 10,000,000 options were cancelled and 10,000,000 shares of restricted stock were granted to Mr. Huemoeller.

(3)	Represents the value of stock paid in lieu of severance

(4)	On March 6, 2013, Mr. Bernstein resigned as our Chief Executive Officer and President

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of December 31, 2014 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Stock Awards	Number of Securities Underlying Unexercised Stock Awards Exercisable	Number of Securities Underlying Unexercised Stock Awards Unexercisable	Grant Date fair value of Restricted Stock Awards ($/share)
John Huemoeller (1)	December 5, 2014	10,000,000	-	10,000,000	0.15

(1)

The amounts disclosed for Stock Awards represents the grant date fair value of the restricted stock issued to Mr. Huemoeller on December 5, 2014. See note 12 of the notes to our consolidated financial statements contained herein. The grant consists of: a) 10,000,000 restricted stock which vest as follows: i) 1,250,000 on January 1, 2015 and, ii) 1,250,000 per quarter thereafter, and b) 1,500,000 shares of restricted stock which, dependent on Mr. Huemoeller’s continued employment will vest on January 1, 2016 and 2017, respectively.

The 10,000,000 options issued to Mr. Huemoeller on March 6, 2013 were cancelled on December 5, 2014 pursuant to the terms of an agreement entered into with Mr. Huemoeller whereby the 10,000,000 options were cancelled and 10,000,000 shares of restricted stock were granted to Mr. Huemoeller.

Option Exercises

No options were exercised during the year ended December 31, 2014.

Directors Compensation

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the year ended December 31, 2014.

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Dan Steffens (1)(2)	13,000	9,000	-	-	-	-	22,000
Mark Kalow (1)(2)	13,000	9,000	-	-	-	-	22,000
James Fuller (1)(2)	13,000	9,000	-	-	-	-	22,000
John Zotos (3) (4)	-	540,000	-	-	-	34,500	574,500

(1)	Each of Messrs. Kalow, Steffens and Fuller were granted a stock award of 50,000 shares on December 5, 2014 in lieu of options, for services as directors. The amount of the stock awards represent the aggregate grant date fair value of the stock granted to the director on the date of the grant.

(2)	Messrs. Fuller, Kalow and Steffens resigned on February 17, 2015

(3)	The amounts disclosed for Stock Awards represents the fair value of the restricted stock issued to Mr. Zotos on December 5, 2014, pursuant to the terms of a consulting agreement. See note 12 of the notes to our consolidated financial statements contained herein. The grant consists of 3,000,000 restricted stock which vest as to 1,000,000 on March 31, 2015; 1,000,000 on September 30, 2015 and 1,000,000 on March 31, 2016.

(4)	Mr. Zotos also provided consulting services to us in the form of secretarial duties through his company ZotoZulu which amounted to $34,500, disclosed under “all other compensation”.

The following table sets forth information relating to stock options outstanding for our directors who were not Named Executive Officers as at December 31, 2014.

Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date

Dan Steffens	August 13, 2013	95,050	95,050	-	0.51	August 13, 2018

Mark Kalow	October 14, 2011	9,400	9,400	-	5.00	October 14, 2021
	March 31, 2013	18,462	18,462	-	0.65	March 31, 2023
	June 30, 2013	19,048	19,048	-	0.63	June 30, 2018
	August 13, 2013	95,050	95,050	-	0.51	August 13, 2018
		141,960	141,960	-

James Fuller	October 14, 2011	5,400	5,400	-	5.00	October 14, 2021
	March 31, 2013	18,462	18,462	-	0.65	March 31, 2023
	June 30, 2013	19,048	19,048	-	0.63	June 30, 2018
	August 13, 2013	95,050	95,050	-	0.51	August 13, 2018
		137,960	137,960	-

We also reimburse directors for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings and any other company related business.

The following table sets forth information relating to Restricted Stock awards outstanding for our directors who were not Named Executive Officers as at December 31, 2014.

Name	Grant Date	Number of Securities Underlying Restricted Stock awards	Number of Securities Underlying Restricted Stock Awards Options Exercisable	Number of Securities Underlying Restricted Stock Awards Unexercisable	Grant date fair value or Restricted Stock Awards ($/share)

Dan Steffens	December 5, 2014	50,000	50,000	-	0.18

Mark Kalow	December 5, 2014	50,000	50,000	-	0.18

James Fuller	December 5, 2014	50,000	50,000	-	0.18

John Zotos	December 5, 2014	3,000,000	-	3,000,000	0.18

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates beneficial ownership of our common stock, ownership of our Series A-1 Preferred Stock and the total voting power of our shareholders as of March 15, 2015, by: (1) each person known by us to be the owner of more than 5% of our outstanding shares of Common Stock; (2) each person known to us to be the owner of more than 5% of our outstanding shares of Series A-1 Preferred Stock; (3) each of our directors; (4) each of our executive officers; and (5) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days of March 15, 2015. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table does not include the 2,974,576 shares of the Series C Preferred Stock that Ervington Investments Limited (“Ervington”) has the right to acquire from us on or before May 31, 2015 or the 700,000 shares of Series A-1 Preferred Stock and 56,677,477 shares of our common stock that Ervington has the right to acquire from Selling Stockholders on or prior to May 31, 2015.

Unless otherwise specified, the address of each of the individuals listed below is c/o Propell Technologies Group, Inc., 1701 Commerce Street, Houston, Texas 77002.

Name	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock Beneficially Owned (1)	Percentage of Total Voting Power (2)	Amount and Nature of Beneficial Ownership of Series A-1 -Convertible Preferred Stock	Percent of Series A-1 Convertible Preferred Stock Beneficially Owned (3)
Directors and officers
John Huemoeller	10,000,000	(4)	3.8%	2.9%	-	-
John Zotos	3,160,000	(5)	1.2%	*	-	-
Ivan Persiyanov	-		-	-	-	-

5% Shareholders
Ervington Investment Limited	72,677,963	(6)**	22.3%	21.1%	2,437,500	69.4%
Yuzhik Limited Company	10,125,000	(7)	3.8%	2.9%	300,000	8.5%
Charles Hoogland	7,500,000	(8)***	2.8%	2.2%	-	-
Landa Enterprises LTD SA	4,000,000	(9)	1.5%	1.2%	400,000	11.4%
Sybaris	3,303,014	(10)	1.3%	1.0%	250,000	7.1%
Roman Abramovich	72,677,693	(6)**	22.3%	21.1%	2,437,500	69.4%

All officers and directors as a group (3 persons)	3,660,000		5.0%	3.8%	-	-

*	Less than 1%

**	Includes all of the outstanding shares of Series C Preferred Stock on an “as converted” basis”.

***	Includes all of the outstanding shares of Series B Preferred Stock on an “as converted basis”.

(1)	Based on 260,169,499 shares of common stock issued and outstanding as of March 15, 2015.

(2)	Based on the voting rights attached to each class of shares, which vote as a single class together with common stockholders. Each share of common stock exercises one vote per share, each Series A-1 Preferred Stock exercises ten votes per share (for an aggregate of 35,125,000 votes based on 3,512,500 outstanding Series A-1 Preferred Stock) each Series B Preferred Stock exercises one hundred votes per share (for an aggregate of 7,500,000 votes based on 75,000 outstanding Series B Preferred Stock) on an “as converted basis” and each share of Series C Preferred Stock has 26.67 votes for an aggregate of 40,677,973 votes. The outstanding and vested shares of common stock and preferred stock, as of March 15, 2015 are entitled to an aggregate of 334,611,904 votes.

(3)	Based on 3,512,500 shares of Series A-1 Preferred Stock issued and outstanding as of March 15, 2015. Each share of the Series A-1 Preferred Stock is convertible, at the option of the holder, into ten (10) shares of our common stock and each holder is entitled to vote with the common stock on an “as converted basis”.

(4)	Includes 10,000,000 shares of common stock. Mr. Huemoeller was granted 10,000,000 shares of our restricted stock of which 1,250,000 are currently vested and 1,250,000 shares will be vested within 60 days of March 15, 2015. The remaining shares vest as to 1,250,000 shares quarterly. The prior options issued to Mr. Huemoeller were cancelled on December 5, 2014 when his restricted stock was issued. Mr. Huemoeller is also entitled to a stock grant of 750,000 common shares per annum on January 1 of each year commencing on January 1, 2016, provided he remains employed by our Company.

(5)	Includes 3,000,000 shares of common stock. Mr. Zotos was granted 3,000,000 shares of restricted stock of which 1,000,000 vest within 60 days of March 15, 2015. The remaining shares will vest as to 1,000,000 every six months from March 31, 2015. The prior options granted to Mr. Zotos were cancelled on December 5, 2014 when his restricted stock was issued. Also includes 160,000 shares of common stock owned by the wife of Mr. Zotos.

(6)	Includes 2,437,500 Series A-1 Preferred Stock, convertible into 24,375,000 shares of our common stock; 7,624,990 shares of common stock and 1,524,424 shares of Series C Preferred Stock, convertible into 40,677,973 shares of common stock. Ervington owns all of the outstanding shares of Series C Preferred Stock. The ultimate beneficial owner of Ervington is Roman Abramovich. The address of the beneficial owner is Eftapaton Court, 256 Makarios Avenue CY-3105 Limassol, Cyprus. Does not include 2,974,576shares of Series C Preferred Stock that Ervington has the right to acquire from us at any time on or prior to May 31, 2015 or the 700,000 shares of Series A-1 Preferred Stock and 56,677,477 shares of our common stock that Ervington has the right to acquire from the Selling Stockholders on or prior to May 31, 2015.

(7)	Includes7,125,000 shares of our common stock and 300,000 shares of Series A-1 Preferred Stock convertible into 3,000,000 shares of common stock of the Company. Anatoli Luzhik is the beneficial owner of Yuzhik Ltd Co. The address of the holder is 1 ½ Miles Northern Highway, Belize City, Belize.

(8)	Includes 75,000 shares of our Series B Preferred Stock convertible into 7,500,000 shares of our common stock. The 75,000 shares of Series B Preferred Stock represents 100% of the outstanding shares of Series B Preferred Stock. The address of the beneficial owner is Charles Hoogland, 2440 S. Willemoore, Springfield, Illinois 62704.

(9)	Includes 400,000 shares of our Series A-1 Preferred Stock convertible into 4,000,000 shares of our common stock. Natalia Mikachuk is the beneficial owner of Landa Enterprises Ltd SA. The address of the holder 6-75, Volkovskaya Street, Bresti Belorus.

(10)	Includes 803,014 shares of our common stock and 250,000 shares of Series A-1 Preferred Stock that is convertible into 2,500,000 shares of our common stock of the Company. Sergey Rumyantsev is the director of this company. The address is PO Box 517, Charlestown, Nevis.

The following table indicates beneficial ownership of our common stock, ownership of our Series A-1 Preferred Stock and the total voting power of our shareholders as of March 15, 2015 (1) including for Ervington the additional 2,974,576 shares of Series C Preferred Stock that it has the right to acquire from us and the additional 700,000 shares of Series A-1 Preferred Stock and 56,677,477 shares of common stock that it has the right to acquire from the Selling Stockholders and (2) excluding for the Selling Stockholders the number of shares of common stock and Series A-1 Preferred Stock that Ervington has the right to acquire from them. Based upon the foregoing, the table indicates shows ownership, by: (1) each person known by us to be the owner of more than 5% of our outstanding shares of Common Stock; (2) each person known to us to be the owner of more than 5% of our outstanding shares of Series A-1 Preferred Stock; (3) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days of March 15, 2015. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Unless otherwise specified, the address of each of the individuals listed below is c/o Propell Technologies Group, Inc., 1701 Commerce Street, Houston, Texas 77002.

Name	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock Beneficially Owned (1)	Percentage of Total Voting Power (2)	Amount and Nature of Beneficial Ownership of Series A-1 -Convertible Preferred Stock	Percent of Series A-1 Convertible Preferred Stock Beneficially Owned (3)
Directors and officers
John Huemoeller	10,000,000	(4)	3.8%	2.4%	-	-
John Zotos	3,160,000	(5)	1.2%	*	-	-
Ivan Persiyanov	-		-	-	-	-

5% Shareholders
Ervington Investment Limited	215,677,477	(6)**	52.3%	50.9%	3,137,500	89.3%
Charles Hoogland	7,500,000	(7)***	2.8%	1.8%	-	-
Sybaris	3,303,014	(8)	1.3%	*	250,000	7.1%
Roman Abramovich	215,677,477	(6)**	52.3%	50.9%	3,137,500	89.3%

All officers and directors as a group (3 persons)	3,660,000		5.0%	3.1%	-	-

*	Less than 1%

**	Includes all of the outstanding shares and the additional 2,974,576 shares of Series C Preferred Stock which Ervington has the right to acquire from us which converts to 79,322,027 shares of common stock, the additional 700,000 shares of Series A-1 Preferred Stock that Ervington has the right to acquire from the Shareholders and 56,677,477 common shares that Ervington has the right to acquire from the Shareholders.

***	Includes all of the outstanding shares of Series B Preferred Stock on an “as converted basis”.

(1)	Based on 260,169,499 shares of common stock issued and outstanding as of March 15, 2015.

(2)	Based on the voting rights attached to each class of shares, assuming that Ervington exercises its option to acquire the remaining Series C Preferred Stock and an additional 700,000 shares of Series A-1 Preferred Stock and 56,677,477 shares of common stock from existing shareholders, which vote as a single class together with common stockholders. Each share of common stock exercises one vote per share, each Series A-1 Preferred Stock exercises ten votes per share (for an aggregate of 35,125,000 votes based on 3,512,500 outstanding Series A-1 Preferred Stock) each Series B Preferred Stock exercises one hundred votes per share (for an aggregate of 7,500,000 votes based on 75,000 outstanding Series B Preferred Stock) on an “as converted basis” and each share of Series C Preferred Stock has 26.67 votes for an aggregate of 120,000,000 votes. The outstanding and vested shares of common stock and preferred stock, as of March 15, 2015 are entitled to an aggregate of 423,433,931 votes.

(3)	Based on 3,512,500 shares of Series A-1 Preferred Stock issued and outstanding as of March 15, 2015. Each share of the Series A-1 Preferred Stock is convertible, at the option of the holder, into ten (10) shares of our common stock and each holder is entitled to vote with the common stock on an “as converted basis”.

(4)	Includes 10,000,000 shares of common stock. Mr. Huemoeller was granted 10,000,000 shares of our restricted stock of which 1,250,000 are currently vested and 1,250,000 shares will be vested within 60 days of March 15, 2015. The remaining shares vest as to 1,250,000 shares quarterly. The prior options issued to Mr. Huemoeller were cancelled on December 5, 2014 when his restricted stock was issued. Mr. Huemoeller is also entitled to a stock grant of 750,000 common shares per annum on January 1 of each year commencing on January 1, 2016, provided he remains employed by our Company.

(5)	Includes 3,000,000 shares of common stock. Mr. Zotos was granted 3,000,000 shares of restricted stock of which 1,000,000 vest within 60 days of March 15, 2015. The remaining shares will vest as to 1,000,000 every six months from March 31, 2015. The prior options granted to Mr. Zotos were cancelled on December 5, 2014 when his restricted stock was issued. Also includes 160,000 shares of common stock owned by the wife of Mr. Zotos.

(6)	Upon the exercise of its option Ervington will hold 3,137,500 Series A-1 Preferred Stock, convertible into 31,375,000 shares of our common stock; 64,302,467 shares of common stock and 4,500,000 shares of Series C Preferred Stock, convertible into 120,000,000 shares of common stock. Ervington Investments Limited (“Ervington”) currently owns and upon the exercise of its option, will own all of the outstanding shares of Series C Preferred Stock. The ultimate beneficial owner of Ervington is Roman Abramovich. The address of the beneficial owner is Eftapaton Court, 256 Makarios Avenue CY-3105 Limassol, Cyprus.

(7)	Includes 75,000 shares of our Series B Preferred Stock convertible into 7,500,000 shares of our common stock. The 75,000 shares of Series B Preferred Stock represents 100% of the outstanding shares of Series B Preferred Stock. The address of the beneficial owner is Charles Hoogland, 2440 S. Willemoore, Springfield, Illinois 62704.

(8)	Includes 803,014 shares of our common stock and 250,000 shares of Series A-1 Preferred Stock that is convertible into 2,500,000 shares of our common stock of the Company. Sergey Rumyantsev is the director of this company. The address is PO Box 517, Charlestown, Nevis.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

We lease approximately 2,300 square feet of office space in Houston, Texas from a common stock holder. The original term of the lease agreement terminated on January 31, 2014 with automatic renewals for six month periods unless 60 days written notice is given prior to renewal. The rental is $2,200 per month.

We sub-leases approximately 1,800 square feet of loft space in Houston, Texas from a director and related party in terms of a lease agreement entered into on September 1, 2014 and expiring on August 31, 2015. The lease provides for automatic renewal on a month to month basis unless 60 days written notice is given to terminate the lease. The monthly rental is $3,220 per month.

In October 2013, Novas Energy USA, Inc, our wholly owned subsidiary, entered into an unsecured promissory note with JAZ-CEH Holdings LLC, which is beneficially owned by one of our directors and one of our shareholders, with a face value of $105,000. The note bears interest at 7.5% per annum and matures on October 31, 2015. Subsequent to year end on February 20, 2015, this note was repaid.

In addition, we have issued 10,000,000 shares of restricted stock to John Huemoeller that were not issued pursuant to the Plan, of which 1,250,000 was vested on the date of issuance, 1,250,000 vests on the first day of each quarter for the next seven quarters commencing April 1, 2015. Pursuant to the terms of the consulting agreement that we entered into with John Zotos, we issued 3,000,000 shares of restricted stock to Mr. Zotos which will vest in three equal tranches on March 31, 2015, September 30, 015 and March 31, 2016 unless the agreement is terminated early be either party at which time all unvested shares will immediately vest. The restricted stock grants were in lieu of the options that had previously been granted to Messrs. Huemoeller and Zotos, which options were canceled on December 5, 2014.

Each of Messrs. Kalow, Steffens and Fuller were granted a stock award of 50,000 shares on December 5, 2014 in lieu of options for services as directors.

Other than disclosed above, none of our directors and executive officers nor any person who beneficially owns, directly or indirectly, shares equaling more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since our incorporation or any proposed transaction.

Item 14.   Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered for the fiscal years 2014 and 2013:

Service	Fiscal 2014	Fiscal 2013
Audit Fees	$37,500	$31,000
Audit-related Fees	-	-
Tax Fees	3,750	7,000
All Other Fees	7,500	-
	$48,750	$38,000

 PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.	Description

1.1	Placement Agent Agreement dated April 15, 2014 with Paulson Investment Company, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed July 3, 2014 File No. 000-53488).

2.1	Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

2.2	Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation. (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

2.3	Exhibit and Plan of Reorganization dated June 14, 2010 between the Registrant, Designbyhumans.com (“DBH”) the DBH shareholders and DBH Acquisition Corporation (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010 File No. 000-53488).

3.1	Certificate of Incorporation (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

3.3	By-Laws (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

3.4	Certificate of Designations Series B Convertible Preferred Stock (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014 File No. 000-53488).

3.5	Certificate of Designations Series C Convertible Preferred Stock (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

3.6	Amended and Restated Bylaws (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

4.1	2008 Stock Option Plan (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862). +

4.2	Form of 3% Convertible Promissory Note (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

4.3	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

4.4	Amendment to Promissory Note between Registrant and Lanai Investments, LLC (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009 File No. 000-53488).

4.5	Amendment to Promissory Note between Registrant and Loco Lobo, LLC (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009 File No. 000-53488).

4.6	Secured Promissory Note dated September 9, 2009 and Amendments (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009, as amended Filed with the Securities and Exchange Commission on March 31, 2010 File No. 000-53488).

4.7	Security Agreement dated September 3, 2009 between Registrant and Remington Partners, Inc. (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009, as amended Filed with the Securities and Exchange Commission on March 31, 2010 File No. 000-53488).

4.8	Promissory Note dated June 23, 2010 between Registrant and Joseph W. Abrams. (Incorporated by reference to the Company’s annual report on Form 10-K for the Year Ended December 31, 2010, as amended filed with the Securities and Exchange Commission on March 31, 2011 File No. 000-53488).

4.9	Promissory Note dated December 15, 2010 between Registrant and Joseph W. Abrams. (Incorporated by reference to the Company’s annual report on Form 10-K for the Year Ended December 31, 2010, as amended filed with the Securities and Exchange Commission on March 31, 2011 File No. 000-53488).

4.10	Promissory Note dated February 15, 2011 between Registrant and Joseph W. Abrams. (Incorporated by reference to the Company’s annual report on Form 10-K for the Year Ended December 31, 2010, as amended filed with the Securities and Exchange Commission on March 31, 2011 File No. 000-53488).

4.11	6% Convertible Redeemable Note Due June 7, 2012 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011 File No. 000-53488).

4.12	6% Convertible Redeemable Note Due June 23, 2012 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011 File No. 000-53488).

4.13	Convertible Promissory Note, Issue Date August 3, 2011 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011 File No. 000-53488).

4.14	6% Convertible Redeemable Note Due October 2013 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011 File No. 000-53488).

4.15	6% Convertible Redeemable Note Due October 2012 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011 File No. 000-53488).

4.16	Tripod Note Due October 2012 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011 File No. 000-53488).

4.17	6% Convertible Redeemable Note Due September 5, 2012 (Incorporated herein by reference to the Company’s annual report on form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 31, 2012 File No. 000-53488).

4.18	8% Convertible Redeemable Note Due December 5, 2012 (Incorporated herein by reference to the Company’s annual report on form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 31, 2012 File No. 000-53488).

4.19	Promissory Note between Novas Energy (USA), Inc. and Anuta Limited dated February 1, 2013 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013 File No. 000-53488).

4.20	Form of Registration Rights Agreement between Propell (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed July 3, 2014 File No. 000-53488).

4.21	Form of Warrant (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed July 3, 2014 File No. 000-53488).

4.22	Form of Purchase Warrant to Paulson Investments, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2015 File No. 333-199292).

4.23	Investors Rights Agreement (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

4.24	Incentive Stock Option Agreement*+

4.25	Restricted Stock Grant*+

10.1	Patent License Agreement between Crystal Magic, Inc. and Laser Design International, LLC dated May 6, 2007 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

10.2	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

10.3	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

10.4	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

10.5	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

10.6	Operating Agreement between Crystal Magic, Inc. and Cashman Enterprises, Inc. dated September 7, 2001 (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

10.7	Employment agreement between the Registrant and Edward L. Bernstein (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).+

10.8	Form of Lock-up Agreement (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

10.9	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (Incorporated herein by reference to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008 File No. 333-150862).

10.10	Amendment to Employment Agreement between the Registrant and Edward L. Bernstein (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009 File No. 000-53488).+

10.21	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009 File No. 000-53488).

10.22	Employment Agreement between Propell and Edward L. Bernstein dated June 30, 2011. (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2011 File No. 000-53488).+

10.23	Consulting Agreement dated July 25, 2011 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011 File No. 000-53488).

10.24	Agreement to Exchange Note for Stock (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011 File No. 000-53488).

10.25	Consulting Agreement dated May 1, 2011 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 2011, as amended filed with the Securities and Exchange Commission on August 15, 2011 File No. 000-53488).

10.26	Share Issuance Agreement dated October 23, 2011 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011 File No. 000-53488).

10.27	Employment Agreement between Propell and John Huemoeller II dated March 4, 2013 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2013 File No. 000-53488).+

10.28	License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to the Company’s annual report on form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013 File No. 000-53488).

10.29	Consulting Agreement between the Company and John Zotos dated March 1, 2013 (Incorporated herein by reference to the Company’s annual report on form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013 File No. 000-53488).+

10.30	Credit Agreement between Novas Energy (USA), Inc. dated April 23, 2013 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013 File No. 000-53488).

10.31	Securities Purchase Agreement between the Company and Seaside 88 dated October 31, 2013 (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2013 File No. 000-53488).

10.32	Addendum to License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014 File No. 000-53488).

10.33	Securities Purchase Agreement for purchase of $750,000 of Series B Stock dated March 28, 2014 (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014 File No. 000-53488).

10.34	Form of Securities Purchase Agreement (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed July 3, 2014 File No. 000-53488).

10.35	Amended and Restated Employment Agreement John Huemoeller dated December 5, 2014 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 9, 2015 File No. 000-53488).+

10.36	Consulting Agreement with John Zotos (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2015 File No. 000-53488).+

10.37	Series C Preferred Stock Purchase Agreement (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

10.38	Stockholders Agreement (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

10.39	Indemnification Agreement (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).+

14.1	Code of Ethics (Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009 File No. 000-53488).

21	List of Subsidiaries of the Registrant (Incorporated herein by reference to the Company’s annual report on form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 7, 2014 File No. 000-53488).

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Secondary Stock Purchase Agreement (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL TECHNOLOGIES GROUP, INC.

By:	/s/ John Huemoeller, II
John Huemoeller, II
President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2015	By:	/s/ John Huemoeller, II
John Huemoeller, II President, Chief Executive Officer and Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2015	By:	/s/ John Zotos
John Zotos, Secretary and Director

Date: March 30, 2015	By:	/s/ Ivan Persiyanov
Ivan Persiyanov, Director

