Form 10-Q
period 2015-03-31
Propell Technologies Group, Inc.
filed 2015-05-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 264,558,931 shares of common stock, $.001 par value per share, as of May 11, 2015.

PROPELL TECHNOLOGIES GROUP, INC.

Item 1.

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

March 31, 2015

PROPELL TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	Unaudited
Assets

Current Assets
Cash	$3,913,166	$40,844
Accounts receivable	88,391	5,892
Prepaid expenses	47,502	13,031
Total Current Assets	4,049,059	59,767

Non-Current assets
Plant and Equipment, net	350,441	319,574
Intangibles, net	280,000	297,500
Deposits	2,200	2,200
Total non-current assets	632,641	619,274
Total Assets	$4,681,700	$679,041

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$67,308	$347,437
Accrued liabilities and other payables	267,619	240,426
Notes payable	3,000	117,489
Short-term convertible notes payable, net	-	183,109
Derivative financial liabilities	-	18,455
Total Current Liabilities	337,927	906,916

Long Term Liabilities
Convertible notes payable, net	-	6,220
Total Long Term Liabilities	-	6,220
Total Liabilities	337,927	913,136

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares and 5,000,000 shares undesignated.	-	-
Series A-1 Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated, 3,137,500 and 3,512,500 shares issued and outstanding, respectively. (liquidation preference $251,000 and $281,000, respectively)	3,138	3,513
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 75,000 and 0 issued and outstanding (liquidation preference $900,000 and $0)	75	75
Series C Convertible, Preferred Stock, $0.001 par value; 4,500,000 shares designated; 1,525,424 and 0 issued and outstanding (liquidation preference $5,000,000 and $0)	1,525	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 264,558,931 and 260,169,499 shares issued and outstanding, respectively	264,559	260,169
Additional paid-in capital	15,162,838	9,914,303
Accumulated deficit	(11,088,362)	(10,412,155)
Total Stockholders' Equity (Deficit)	4,343,773	(234,095)

Total Liabilities and Stockholders' Equity (Deficit)	$4,681,700	$679,041

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended, March 31, 2015	Three Months ended March 31, 2014

Net Revenues	$82,500	$16,583

Cost of Goods Sold	57,823	18,343

Gross Profit (Loss)	24,677	(1,760)

Equity based compensation	241,286	625,397
Sales and Marketing	597	800
Professional Fees	155,731	43,652
Consulting fees	94,387	55,828
General and administrative	141,805	161,886
Depreciation and amortization	32,433	4,591
Total Expense	666,239	892,154
Loss from Operations	(641,562)	(893,914)

Amortization of debt discount and finance costs	(53,100)	(202,405)
Change in fair value of derivative liabilities	18,455	(338,477)
	(34,645)	(540,882)
Loss before Provision for Income Taxes	(676,207)	(1,434,796)

Provision for Income Taxes	-	-

Net Loss	(676,207)	(1,434,796)

Deemed preferred stock dividend	(1,101,696)	(1,604,335)

Undeclared Series B and Series C preferred dividends	(82,575)	-

Net loss available to common stock holders	$(1,860,478)	$(3,039,131)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	250,363,331	205,794,150

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY(DEFICIT)

FOR THE PERIOD JANUARY 1, 2015 TO MARCH 31, 2015

	Preferred Stock						Common stock
	Series A-1		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated deficit	Total Stockholders’ Equity (Deficit)

Balance as of January 1, 2015	3,512,500	$3,513	75,000	$75	-	$-	260,169,499	$260,169	$9,914,303	$(10,412,155)	$(234,095)

Conversion of notes and accrued interest thereon to common stock	-	-	-	-	-	-	639,432	640	12,149	-	12,789

Subscription for Series C Convertible Preferred Stock	-	-	-	-	1,525,424	1,525	-	-	4,998,475	-	5,000,000

Conversion of Series A-1 preferred stock to common	(375,000)	(375)	-	-	-	-	3,750,000	3,750	(3,375)	-	-

Restricted stock awards	-	-	-	-	-	-	-	-	241,286	-	241,286

Net loss for the three months ended March 31, 2015	-	-	-	-			-	-	-	(676,207)	(676,207)

Balance as of March 31, 2015	3,137,500	$3,138	75,000	$75	1,525,424	$1,525	264,558,931	$264,559	$15,162,838	$(11,088,362)	$4,343,773

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended, March 31, 2015	Three Months ended, March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(676,207)	$(1,434,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,933	4,591
Amortization expense	17,500	-
Amortization of debt discount	16,232	59,732
Equity based compensation charge	241,286	625,397
Derivative financial liability	(18,455)	338,477
Changes in Assets and Liabilities
Accounts receivable	(82,499)	(77,000)
Prepaid expenses	(34,471)	(1,542)
Accounts payable	(280,129)	(15,597)
Accrued liabilities	27,193	3,717
Deferred revenue	-	210,860
Accrued interest	(11,261)	27,762
Cash Used in Operating Activities	(785,878)	(258,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(45,800)	(25,000)
NET CASH USED IN INVESTING ACTIVITIES	(45,800)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds on issuance of Series C Preferred stock	5,000,000	-
Proceeds on issuance of Series B Preferred stock	-	750,000
Proceeds from notes payable and advances	125,000	100,000
Repayment of notes payable and advances	(421,000)	(351,948)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,704,000	498,052

NET INCREASE IN CASH	3,872,322	214,653
CASH AT BEGINNING OF PERIOD	40,844	28,423
CASH AT END OF PERIOD	$3,913,166	$243,076

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$48,130	$114,678

NON-CASH INVESTING AND FINANCING ACTIVITIES
Licenses acquired not yet paid for	$-	350,000
Conversion of debt to equity	$12,789	$224,011

See notes to the unaudited condensed consolidated financial statements

 PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2014.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, deposits, accounts payable, accrued liabilities, notes payable, and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments. The recorded derivative liabilities during the years ended December 31, 2014 was noted as subject to level III fair value measurements. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other associated risks, including the potential risk of business failure. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2015 and December 31, 2014, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2015, the Company had cash balances of $3,913,166 which exceeded the federally insured limits by $3,663,166. At December 31, 2014, the balance did not exceed the federally insured limit.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended March 31, 2015 and the year ended December 31, 2014.

j)	Inventory

The Company had no inventory as of March 31, 2015 or December 31, 2014.

k)	Plant and Equipment

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2015, there have been no interest or penalties incurred on income taxes.

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

PROPELL TECHNOLOGIES GROUP, INC.

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

3	PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
		-
Prepaid insurance	$42,301	$8,144
Prepaid professional fees	4,850	4,417
Other	351	470
	$47,502	$13,031

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Capital work in progress	$64,282	$18,482
Plasma pulse tool	310,374	310,374
Furniture and equipment	26,643	26,643
Field equipment	19,627	19,627
Computer equipment	1,500	1,500
Total cost	422,426	376,626
Less: accumulated depreciation	(71,985)	(57,052)
Plant and equipment, net	$350,441	$319,574

Depreciation expense was $14,933 and $4,591 for the three months ended March 31, 2015 and 2014, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	INTANGIBLES

Licenses

Novas licenses the “Plasma-Pulse Technology” (“the Technology”) from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended on March, 2014 and further amended on December 23, 2014. The amended license agreement provides Novas with the exclusive right to develop, use, market and commercialize the Technology for itself and/or third parties, sublicense and provide services to third parties related to the Technology in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology. The license is limited to the United States and Mexico. It also provides that Novas will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the second amendment to the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the second amendment to the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. Revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. All royalty payments made by Novas as well as sublicensing revenue paid by Novas to the Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. Novas was obligated to pay an initial license fee of $150,000 on or prior to June 30, 2014, this fee was subsequently waived by the Licensor with effect from July 30, 2014, and an additional $200,000 on or prior to June 30, 2015 for the additional rights under the amended license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and Novas is responsible for costs of obtaining marketing approvals. The Licensor has the right to terminate the license agreement upon Novas’ breach or default. If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

Intangibles consisted of the following as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014

License agreements	$350,000	$350,000
Website development	8,000	8,000
Total cost	358,000	358,000
Less: accumulated amortization	(78,000)	(60,500)
Intangibles, net	$280,000	$297,500

Amortization expense was $17,500 and $0 for the three months ended March 31, 2015 and 2014, respectively.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014

Payroll liabilities	$42,073	$35,823
Accrued Royalties	25,546	4,603
License fees payable	200,000	200,000
	$267,619	$240,426

7	NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2015 and December 31, 2014, respectively:

Description	Interest Rate	Maturity	March 31, 2015	December 31, 2014

Short-Term
Owl Holdings	-	-	$3,000	$3,000
JAZ-CEH Holdings, LLC	7.5%	October 31, 2015	-	105,000
Accrued interest			-	9,489
Total JAZ-CEH holdings, LLC			-	114,489
Total Notes Payable			$3,000	$117,489

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

JAZ-CEH Holdings, LLC

In October 2013, Novas Energy USA, Inc, entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bears interest at 7.5% per annum and matures on October 31, 2015.

On February 20, 2015, the note to JAZ-CEH Holdings, LLC, including interest thereon was repaid for a total amount of $115,590.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Short Term Convertible Notes payable consisted of the following as of March 31, 2015 and December 31, 2014, respectively:

	Interest Rate	Maturity	March 31, 2015	December 31, 2014

LG Capital Funding, LLC	8%	October 31, 2015	-	107,000
Unamortized debt discount and interest expense			-	(4,379)
Total LG Capital Funding, LLC			-	102,621

KBM Worldwide, Inc.	8%	September 15, 2015	-	84,000
Unamortized debt discount and interest expense			-	(3,512
Total KBM Worldwide, Inc.			-	80,488

Total Short-Term Convertible Notes Payable			$-	$183,109

LG Capital Funding, LLC

On October 31, 2014, the Company issued a note for $107,000 to LG Capital Funding, LLC (“LG”) upon receipt of $100,000 from LG. The terms of the note provided for an original issue discount of 7% amounting to $7,000 which was added to the face value of the note. The note carried an interest charge of 8% per annum. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to 62% of the lowest bid prices in the 10 trading days prior to conversion. The note had a maturity date of October 30, 2015. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 9.9% of the Company’s common stock. The Convertible Note was redeemable by the Company within 180 days of the issuance date, after a 3 day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium over the principal amount due of 10%, plus any interest earned thereon, subject to the holders approval. The conversion price of the note had anti-dilutive provisions which would increase the redemption penalty of the note to 150% of the principal outstanding plus accrued and unpaid interest thereon, or allow conversion immediately prior to the dilutive event taking place.

On February 20, 2015, the unsecured promissory note issued to LG of $107,000 was repaid for $125,677, inclusive of interest, original issue discounts and early settlement penalty accrued thereon. The Company has no further obligations under this note.

KBM Worldwide, Inc.

On December 10, 2014, the Company issued an unsecured convertible note to KBM Worldwide, Inc. (“KBM”) with a face value of $84,000, in exchange for $80,000 in cash, including an original issue discount of $4,000. The note was convertible into common stock of the Company and bore interest at the rate of 8% per annum, which interest was payable in cash or common stock, at the election of the holder, and had a maturity date of September 12, 2015. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon was 58% of the average of the lowest closing price for any three trading days during the last ten day trading period prior to conversion or payment of interest. The holder could only convert the note following the expiration of 180 days from the date of issuance, December 10, 2014. The holder was not entitled to any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. This note could be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty ranging from 110% to 135% of the balance outstanding, including interest thereon, dependent upon the age of the note.

On February 20, 2015, the unsecured promissory note issued to KBM on December 10, 2014 with a face value of $84,000 was repaid for $102,107, inclusive of interest, fees and an early settlement penalty accrued thereon. The Company has no further obligations under this note.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	DERIVATIVE FINANCIAL LIABILITY

Certain of the short-term convertible notes disclosed in note 8 above, had variable priced conversion rights with no fixed floor price and would re-price dependent on the share price performance over varying periods of time. This gave rise to a derivative financial liability, which was valued at $224,442 at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability is re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred or the convertible debt is converted into equity.

Upon repayment or conversion of the outstanding notes, the derivative financial liability is no longer required.

The movement in derivative liabilities is as follows:

	March 31, 2015	December 31, 2014

Opening balance	$18,455	$237,799
Derivative financial liability arising on short-term notes with variable conversion prices	-	23,060
Conversion of derivative liability for stock issued at a discount	-	(668,756)
Fair value adjustments to derivative financial liability	(18,455)	426,352
	$-	$18,455

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2014
Stock price over the period	$0.17 – $0.23
Risk free interest rate	0.13% to 0.25%
Expected life of short-term notes payable	9 to 14 months
Expected volatility	95.24% - 119.45%
Expected dividend rate	0%

10	LONG-TERM CONVERTIBLE NOTES PAYABLE

Long Term Convertible Notes payable consisted of the following as of March 31, 2015 and December 31, 2014, respectively:

Description	Interest Rate	Maturity	March 31, 2015	December 31, 2014
Notes payable	6%	November 19, 2017	$-	$11,250
Accrued interest			-	1,470
Unamortized debt discount			-	(6,500)
Total long-Term Convertible Notes Payable			$-	$6,220

The convertible notes payable consisted of notes issued to a number of private principals (“the Notes”). The Notes bore interest at the rate of 6% per annum and were due on November 19, 2017. The Notes were convertible into common stock at a fixed conversion price of $0.02 per share.

On February 6, 2015, the remaining convertible note with an aggregate principal amount of $11,250, inclusive of interest of $1,539, totaling $12,789 was converted into 639,432 common shares at a conversion price of $0.02 per share.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (DEFICIT)

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and outstanding 264,558,931shares of common stock as of March 31, 2015.

The following common shares were issued by the Company during the three months ended March 31, 2015:

i)	an aggregate of 639,432 shares of Common Stock to convertible note holders upon conversion of an aggregate of $12,789 of long-term convertible notes, inclusive of interest thereon, at a share price of $0.02 per share;

ii)	an aggregate of 3,750,000 shares of Common Stock were issued upon the conversion of 375,000 shares of Series A-1 Preferred stock in terms of a conversion notice received from a Series A-1 stockholder at a conversion factor of 10 Common shares for one Series A-1Preferred share.

Included in the Common stock outstanding are 13,000,000 Restricted shares of common stock issued as follows:

(a)	An aggregate of 10,000,000 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and vest as to 1,250,000 shares on January 1, 2015 and a further 1,250,000 shares per quarter thereafter, these shares will be fully vested on September 1, 2016. These restricted shares were valued at the closing price of the common stock on February 4, 2015, the date of approval of the amended and restated employment agreement with our Chief Executive officer. Refer related party disclosure in note 14 below.

(b)	An aggregate of 3,000,000 shares of restricted common stock were issued to our Director, John Zotos, in terms of a consulting agreement entered into with him. These shares are restricted and vest as to 1,000,000 shares on March 31, 2015, a further 1,000,000 vest on September 30, 2015 with the remaining 1,000,000 vesting on March 31, 2016. These restricted shares were valued at the closing price of the common stock on December 5, 2014, the date of approval of the consulting agreement with John Zotos. Refer related party disclosure in note 14 below.

The restricted stock outstanding and exercisable at March 31, 2015 is as follows:

	Restricted Stock Outstanding			Restricted Stock Exercisable
Grant date Price	Number Outstanding	Weighted Average Grant Date Price		Number Vested	Weighted Average Grant Date Price
$0.15	10,000,000	$		1,250,000	$
$0.18	3,000,000	$		1,000,000	$
	13,000,000		$0.16	2,250,000		$0.16

The Company has recorded an expense of $241,286 and $0 for the three months ended March 31, 2015 and 2014, relating to the restricted stock awards and a further $1,403,286 will be expensed over the vesting period of the stock which takes place over the next eighteen months.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

b)	Preferred Stock

The Company has 10,000,000 authorized preferred shares with a par value of $0.001 each with 5,000,000 preferred shares designated as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), 500,000 preferred shares designated as Series B Preferred Stock and on February 19, 2015, the Company amended its articles of incorporation, designating the remaining 4,500,000 preferred shares as Series C Preferred Stock.

i)	Series A-1 Convertible Preferred Stock

The Company has designated 5,000,000 preferred shares as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), with 3,137,500 Series A-1 Shares issued and outstanding which are convertible into 31,375,000 shares of common stock.

During the three months ended March 31, 2015, holders of 375,000 Series A-1 shares converted their holdings into 3,750,000 shares of the Company’s Common Stock at a conversion ratio of 10 common shares to 1 Series A-1 Share.

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

(e)	the making of any loan or advance to any person except in the ordinary course of business.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

b)	Preferred Stock

ii)	Series B Convertible Preferred Stock

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 75,000 Series B Shares issued and outstanding which are convertible into 7,500,000 shares of common stock.

The company issued 75,000 Series B shares in March 2014 for gross proceeds of $750,000.

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

Dividends

(a)	The holders of the Series B Shares shall be entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year (“Dividend Date”). Such dividends shall accrue on any given share from the day of original issuance of such share. Such dividends shall be cumulative, whether or not declared by the Board of Directors, but shall be non-compounding.

(b)	Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share.

(c)	Nothing contained herein shall be deemed to establish or require any payment or other charges in excess of the maximum permitted by applicable law.

(d)	In the event that pursuant to applicable law or contract the Company shall be prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares shall be entitled, the cash amount available pursuant to applicable law or contract shall be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares shall be payable in cash.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY DEFICIT (continued)

b)	Preferred Stock (continued)

ii)	Series B Convertible Preferred Stock (continued)

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Shares shall be entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of any other preferred stock of the Company and subordinate to any distribution to the Series A-1 Shares, and prior and in preference to any distribution of any assets of the Company to the holders of the Common Stock, the amount of 120% of the issue price per share. In addition, the Series B holder has agreed to vote to subordinate the series B Preferred stock liquidation preferences to the Series C Preferred stock preferences.

No Circumvention

The Company shall not amend its certificate of incorporation, or participate in any reorganization, sale or transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action for the purpose of avoiding or seeking to avoid the observance or performance of any of the terms to be observed or performed by the Company.

We have undeclared dividends on the Series B Preferred stock amounting to $60,658 as of March 31, 2015. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the three months ended March 31, 2015 takes into account these undeclared dividends.

iii)	Series C Convertible Preferred Stock

The Company has designated 4,500,000 preferred shares as Series C Convertible Preferred Stock (“Series C Shares”), with 1,525,424 Series C Shares issued and outstanding which are convertible into 40,677,973 shares of common stock (a conversion price of $0.12291665 per share).

On February 19, 2015, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Ervington Investment Limited, an entity organized under the laws of the Republic of Cyprus whose ultimate beneficial owner is Roman Abramovich (“Ervington”), and closed the first tranche of a private placement offering under the Purchase Agreement, raising $5,000,000 in gross proceeds from the sale of 1,525,424 shares of our Series C Preferred Stock (“Series C Preferred Stock”) at a purchase price of $3.277777778 per share. The Company agreed to use the net proceeds of the offering for research and development, commercialization of new products, sales and marketing, repayment of debt, accounts payable and administrative expenses. The Purchase Agreement also provides, subject to the conditions set forth therein, for the sale by the Company to Ervington of an additional 2,974,576 shares of Series C Preferred Stock for an additional gross proceeds to us of $9,750,000. The proceeds of the second closing are to be used by us for the acquisition, enhancement and maintenance of an oil field for deployment of our Plasma Pulse Technology.

We have valued the beneficial conversion rights of the Series C Convertible Preferred Stock to be the right to the additional effective common shares as converted utilizing the opening market price of the common stock of $0.15 per share. Such computation valued the beneficial conversion rights to be $1,101,696 for purposes of presenting the net loss to common stock holders.

In connection with the Purchase Agreement, the Company also entered into an Investors’ Rights Agreement with Ervington (the “Investors’ Rights Agreement”). The Investors’ Rights’ Agreement provides that the Holders (as defined in the Investors’ Rights Agreement) of a majority of the outstanding Registerable Securities (defined therein as the shares of common stock and Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued pursuant to the Secondary Stock Purchase Agreement (as defined below), the shares of Series C Preferred Stock issued pursuant to the Purchase Agreement and any common stock issued as dividends thereon or in exchange for such) are entitled to demand registration rights under certain circumstances and piggyback registration rights. In addition, the Investors’ Rights Agreement provides that Ervington (or its assignee) has the right to designate a person to be appointed as the Company’s Chief Executive Officer, a board observer right if a representative of Ervington or its affiliate is not a member of our board of directors and certain consultation rights if a representative of Ervington or its affiliate is not a member of our board of directors so long as it holds a majority of the Registerable Securities and at least 36,000,000 shares of our common stock on an “as converted” basis. Ervington and its affiliates also have a right of first refusal to acquire their pro rata share of any New Securities (as defined in the Investors’ Rights Agreement) which we propose to issue and sell.

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

The Company also entered into a Stockholders Agreement with the Selling Stockholders and Ervington (the “Stockholders Agreement”) providing that until a Change of Control Transaction (as defined in the Stockholders Agreement), each person a party thereto shall vote all of such person’s shares of our common stock in favor of the designees appointed by Ervington and two additional directors appointed by two of the Selling Stockholders and Ervington agreed to vote its shares in favor of the two designees appointed by the two Selling Stockholders provided that the certain Selling Stockholders continue to own a certain threshold number of shares of our common stock or preferred stock convertible into our common stock. In addition, the Selling Stockholders granted Ervington certain drag along rights in the event of a Change of Control Transaction (as defined in the Stockholders Agreement) and Ervington and its affiliates were granted certain rights of first refusal.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY DEFICIT (continued)

b)	Preferred Stock (continued)

iii)	Series C Convertible Preferred Stock (continued)

In accordance with the terms of the Series C Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”), Ervington appointed Ivan Persiyanov to serve as a director, holding two votes. In addition, James Fuller, Mark Kalow and Dan Steffens resigned from the Board of Directors effective upon the closing.

In addition, as a condition to the consummation of the Purchase Agreement, the Company filed a Certificate of Designations to our Certificate of Incorporation with the Secretary of State of the State of Delaware setting forth the rights, preferences and privileges of the Series C Preferred Stock, our Bylaws were amended and restated and we entered into an Indemnification Agreement with Ivan Persiyanov.

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

Anti Dilution

The Series C Shares are entitled to certain weighted average anti-dilution protection as specified in the Series C Certificate of Designations.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY DEFICIT (continued)

b)	Preferred Stock (continued)

iii)	Series C Convertible Preferred Stock (continued)

No Circumvention

The approval by holders of a majority of the Series C Shares, voting separately as a class, will be required for the following:

(i)	merger, sale of substantially all of our assets or our recapitalization, reorganization, liquidation, dissolution or winding up;

(ii)	redemption or acquisition of shares of our common stock other than in limited circumstances;

(iii)	declaration or payment of a dividend or distribution with respect to our capital stock;

(iv)	making any loan or advance;

(v)	amending our Certificate of Incorporation or Bylaws;

(vi)	authorizing or creating any new class or series of equity security;

(vii)	increasing the number of authorized shares for issuance under any existing stock or option plan;

(viii)	materially changing the nature of the business

(ix)	incurring any indebtedness;

(x)	engaging in or making investments not authorized by our board of directors;

(xi)	acquiring or divesting a material amount of assets;

(xii)	selling, assigning, licensing, pledging or encumbering our material technology or intellectual property;

(xiii)	entering into any corporate strategic relationship involving payment, contribution or assignment by us or to us of any assets.

We have undeclared dividends on the Series C Preferred stock amounting to $21,918 as of March 31, 2015. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the three months ended March 31, 2015 takes into account these undeclared dividends.

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

At March 31, 2015 and December 31, 2014, there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of March 31, 2015.

No options were issued during the three months ended March 31, 2015.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

c)	Stock Options (continued)

A summary of all of our option activity during the period January 1, 2014 to March 31, 2015 is as follows:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2014	11,452,960	$0.25 to 25.00	$0.30
Granted	-	-	-
Forfeited/Cancelled	(11,072,010)	0.25 to 25.00	0.25
Exercised	-	-	-
Outstanding December 31, 2014	380,950	$0.51 to 13.50	$0.90
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2015	380,950	0.51 to 13.50	0.90

Stock options outstanding as of March 31, 2015 and December 31, 2014 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

The options outstanding and exercisable at March 31, 2015 are as follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$13.50	3,480	4.21	$		3,480	$		4.21
$12.50	2,000	5.54	$		2,000	$		5.54
$8.50	500	6.25	$		500	$		6.25
$5.00	14,800	6.55	$		14,800	$		6.55
$0.65	36,924	8.01	$		36,924	$		8.01
$0.63	38,096	3.25	$		38,096	$		3.25
$0.51	285,150	5.04	$		285,150	$		5.04
	380,950	5.20		$0.90	380,950		$0.90	5.20

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

All options are fully vested and have been fully amortized as of March 31, 2015. The Company has recorded an expense of $0 and $490,397 for the three months ended March 31, 2015 and 2014 relating to options issued.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(d)	Warrants

A summary of all of our warrant activity during the period January 1, 2014 to March 31, 2015 is as follows:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2014	375,000	$0.30	$0.30
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2014	375,000	$0.30	$0.30
Granted	5,964,498	0.15 to 0.25	0.23
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2015	6,339,498	$0.15 to 0.30	$0.24

The warrants outstanding and exercisable at March 31, 2015 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.30	375,000	3.59	$0.30	375,000	$0.30	3.59
$0.25	1,751,667	4.24	$0.25	1,751,667	$0.25	4.24
$0.15	525,500	4.24	$0.15	525,500	$0.15	4.24
$0.25	1,508,333	4.34	$0.25	1,508,333	$0.25	4.34
$0.15	577,499	4.36	$0.15	577,499	$0.15	4.36
$0.25	968,166	4.36	$0.25	968,166	$0.25	4.36
$0.25	633,333	4.41	$0.25	633,333	$0.25	4.41
	6,339,498	4.27	$0.24	6,339,498	$0.24	4.27

The warrants outstanding have an intrinsic value of $0 as of March 31, 2015 and 2014, respectively.

12	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014

Stock option compensation charge	$-	$490,397
Restricted stock award compensation charge	241,286	-
Stock issued for services rendered	-	135,000

	$241,286	$625,397

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2015 and 2014, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three Months ended March 31, 2015 (Shares)	Three months ended March 31, 2014 (Shares)

Options to purchase shares of common stock	380,950	11,452,960
Restricted stock awards – unvested	10,750,000	-
Warrants to purchase shares of common stock	6,339,498	375,000
Series A-1 convertible preferred shares	31,375,000	38,875,000
Series B convertible preferred shares	7,500,000	7,500,000
Convertible long term notes	-	19,443,750
Convertible short term notes*	-	-
	56,345,448	77,646,710

* In the prior year convertible short term notes have variable conversion pricing dependent upon share prices prior to conversion

As of March 31, 2014, short term notes with a principal amount outstanding of $273,650 were convertible into common shares at discounts ranging from 50% to 65% of average trading prices immediately prior to conversion. Certain of these short term notes had a floor conversion price of $0.05 per share. The remainder of the short term notes did not have a floor or capped conversion price.

14	RELATED PARTY TRANSACTIONS

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

On December 5, 2014, the Company entered into a consulting agreement with John Zotos (“Zotos”), our director for a two year period. In terms of the agreement, Zotos will provide consulting services to the Company for a consideration of $5,000 per month and the grant of 3,000,000 restricted shares which will vest in three equal tranches on March 31, 2015, September 15, 2015 and March 31, 2016. Early termination of the agreement by either party will result in immediate vesting of the remaining unvested shares. The Company will also reimburse the consultant for all out of pocket expenses incurred whilst performing his duties. The consulting agreement also includes customary confidentiality obligations and invention assignments by Mr. Zotos.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15	COMMITMENTS AND CONTINGENCIES

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

The future minimum lease installments under this agreement as of March 31, 2015 for the period April 1, 2015 to July 31, 2015 (the automatic renewal period) is $8,800.

The Company sub-leases approximately 2,300 square feet of loft space in Houston, Texas from a related party in terms of a lease agreement entered into on September 1, 2014 and expiring on August 31, 2015. The lease provides for automatic renewal on a month to month basis unless 60 days written notice is given to terminate the lease. The monthly rental is $3,220 per month.

The future minimum lease installments under this agreement as of March 31, 2015 for the period April 1, 2015 to August 31, 2015 is $16,100.

The future minimum operating lease commitments are as follows:

Amount

2015	$24,900

In terms of the license agreement commitments disclosed in note 5 above, the minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

16	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in this Quarterly Report on Form 10-Q and other reports that we file or furnish with the SEC.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

To date we have financed our operations, from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $11,088,362 through March 31, 2015 and there can be no assurance that we will be able to achieve profitability.

Our fiscal year end is December 31.

History

Propell Technologies Group, Inc. (f/k/a Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, we acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of our Common Stock to the members of Mountain Capital, LLC and a total of 2,721 shares of our Common Stock to the members of AUL (the shares referenced above are in pre-split amounts, that is prior to our 50-to-1 reverse split in August 2012). In 2010 AUL and AMS were dissolved. In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated and effective December 31, 2013, we disposed of our interest in CMI for nominal consideration. On July 6, 2012, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 5,000,000 Preferred shares as Series A-1 Preferred Stock. On August 17, 2012, we filed an amendment to our Certificate of Incorporation, which increased the number of shares of our authorized Common Stock to 500,000,000 shares, effectuated a 50:1 reverse split of the number of shares of our outstanding common stock and changed our name to Propell Technologies Group, Inc. On February 4, 2013, we acquired all of the outstanding shares of Novas and Novas became our wholly owned subsidiary. Effective December 31, 2013, we disposed of our ecommerce line of business. On March 14, 2014, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 500,000 preferred shares as Series B Preferred Stock. On February 17, 2015, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 4,500,000 preferred shares as Series C Preferred Stock. On February 19, 2015, we entered into a Purchase Agreement with Ervington Investments Limited, an entity organized under the laws of the Republic of Cyprus whose ultimate beneficial owner is Roman Abromovich (“Ervington”) and closed the first tranche of a private placement offering under the Purchase Agreement, raising $5,000,000 in gross proceeds from the sale of 1,525,424 shares of our Series C Preferred Stock at a purchase price of $3.277777778 per share. We have agreed to use the net proceeds of the offering for research and development, commercialization of new products, sales and marketing, repayment of debt, accounts payable and administrative expenses.

We offer our services on a fee based model and charge a service fee for use of the Plasma Pulse Technology. In addition, we may acquire wells and use the Plasma Pulse Technology on our acquired wells to increase their production. Our anticipated customers are the owners of independent oil wells and major oil and oil service companies.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements as of March 31, 2015 and March 31, 2014, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended March 31, 2015 and March 31, 2014

Net revenues

Net revenues were $82,500 and $16,583 for the three months ended March 31, 2015 and 2014 respectively, an increase of $65,917 or 397.5%. Revenue in the current year consists of revenue earned on the treatment of several wells in the USA. The revenue from the prior year represented amortization of a once off licensing fee and initial set up revenues for a well treatment project undertaken in Mexico, which has subsequently been terminated and renegotiated with another vendor. Revenue has been sporadic as the business is being developed and comparison to prior periods during this development stage has limited value to business analysis.

Cost of goods sold

Cost of goods sold was $57,823 and $18,343 for the three months ended March 31, 2015 and 2014, respectively, an increase of $39,480 or 215.2%. Cost of goods sold during the current year, primarily represents engineering services provided by third party contractors which is contracted on a monthly basis and is not correlated to the revenues earned, while cost of goods sold in the prior year represents non-recoverable set up fees including engineering costs and travel costs incurred on the Mexico project, offset by cost recovery fees charged to our customer.

Gross profit (loss)

Gross profit was $24,677 and $(1,760) for the three months ended March 31, 2015 and 2014, respectively, an increase of $26,437. This increase is due primarily to set up expenditure incurred on our Mexico projects in the prior year which were not initially recoverable from the project.

Total expenses

Total expenses were $666,239 and $892,154 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $225,915 or 25.3%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $241,286 and $625,397 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $384,111. The current year charge includes a charge of $241,286 for restricted stock issued to our Chief Executive Officer, John Huemoeller which vest over the next eighteen months, the prior year charge included a charge of $135,000 as equity compensation charge for management services and a charge of $490,397 which represents a charge for the amortization of stock option compensation expense. The stock option compensation expense amortization consisted primarily of options issued to John Zotos, our director and John Huemoeller, our CEO, which options were cancelled and replaced with restricted stock in December 2014.
•	General and administrative expenditure was $141,805 and $161,886 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $20,081 or 12.4%. This decrease is due to a reduction in travel expenditure and conference expenditure during the current year.
•	Professional fees were $155,731 and $43,652 for the three months ended March 31, 2015 and 2014, respectively, an increase of $112,079 or 256.8%. The increase is primarily due to an increase in; i) legal expenditure which increased by $79,804 over the prior year due to additional time spent on the recent agreements entered into with Ervington; and ii) corporate secretarial fees of $15,000 incurred in the current year, which were not incurred in the first three months of the prior year.
•	Consulting fees were $94,387 and $55,828 for the three months ended March 31, 2015 and 2014, respectively, an increase of $38,559 or 69.1%, primarily due to consulting fees paid to a third party of $37,060 for recruiting services whilst we attempt to increase the depth of our management skills.
•	Depreciation and amortization expense was $32,433 and $4,591 for the three months ended March 31, 2015 and 2014, respectively, an increase of $27,842, this is primarily due to the amortization of licenses in the current year of $17,500 and an increase in depreciation expense of $10,342 primarily due to deprecation on our US developed down-hole tool.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $53,100 and $202,405 for the three months ended March 31, 2015 and 2014, respectively, the current year includes a penalty interest charge of $32,850 on the early repayment of the remaining convertible debt before conversion took place; the amortization of debt discount on long-term notes of $16,232 which includes the accelerated amortization of debt discount on our remaining long term notes which were converted into common stock during the current period; and interest charged on our loans prior to repayment of all of these loans during the current period. In the prior year, the amortization of debt and finance costs, included the accelerated amortization of $33,037 of short-term notes converted to equity during the prior period; the normal amortization of debt discount; a penalty interest charge of $107,399 on the early redemption of short-term convertible notes and an interest accrual of $35,041 on notes payable. All interest bearing loans have been repaid as of March 31, 2015.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $18,455 and $(338,477) for the three months ended March 31, 2015 and 2014 respectively, a decrease of $356,932 or 105.5%. The current year includes a credit of $18,455 representing the remaining derivative liability which is no longer required as all convertible notes subject to derivative liability have been repaid. In the prior year the derivative liability movement reflected a charge of $511,234 relating to the mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credit of $178,561on the remaining short-term convertible notes.

Net loss

We incurred a net loss of $(676,207) and $(1,434,796) for the three months ended March 31, 2015 and 2014, a decrease of $758,589 or 52.9%, respectively and which consists of the various revenue and expense items discussed above.

A deemed preferred stock dividend of $1,101,696 and $1,604,335 has been disclosed in the statement of operations for the three months ended March 31, 2015 and 2014, respectively. This amount represents the in-the-money value of the conversion feature of the Series C and the Series B Preferred Stock as of the date of issue. These Shares of Series C and Series B Preferred Stock are convertible into common stock at an exercise price of $0.12291665 and $0.10 per share, respectively.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. We raised gross proceeds of $5,000,000 from the sale of our Series C Preferred Stock in February 2015. In addition, we also raised temporary debt in the aggregate principal amount of $125,000 from the sale of our debt securities, this debt together will all other outstanding interest bearing debt in the aggregate principal amount of $$296,000, including interest and early settlement penalty interest thereon was repaid on February 20, 2015 out of the proceeds raised on the sale of the Series C Preferred Stock.

We have incurred an accumulated deficit of $11,088,362 through March 31, 2015 and incurred negative cash flow from operations of $785,878 for the three months ended March 31, 2015. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort.

Our primary financial commitments on the date hereof are payments owed under the License Agreement. The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

As of March 31, 2015 we had notes, in the principal amount outstanding of $3,000, this note is non-interest bearing and has no fixed repayment terms.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2015 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our Company involves a high degree of risk. In addition to the risks related to our business set forth in this Form 10-Q, you should carefully consider the risks described below before investing in our Company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Relating to Our Company

Our business is difficult to evaluate because we are currently focused on a new line of business and have very limited operating history and limited information.

We have recently engaged in a new business line involving our Plasma Pulse Technology. There is a risk that we will be unable to successfully operate this new line of business or be able to successfully integrate it with our current management and structure. Our estimates of capital, personnel and equipment required for our new line of business are based on the experience of management and businesses they are familiar with. Our management has limited direct experience in our new lines of business. We are subject to the risks such as our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. Even if we generate revenue, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends or even to make quarter to quarter comparisons of our operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the three months ended March 31, 2015 and the year ended December 31, 2014, we had net revenues of $82,500 and $190,035, respectively, from our oil recovery business. For the three months ended March 31, 2015 and the year ended December 31, 2014, we sustained a net loss of $676,207 and $5,018,483, respectively.  To date, we have not generated significant revenue from our Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

Our future plans and operations are dependent on our raising additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the three months ended March 31, 2015 and the year ended December 31, 2014 we raised a total of $5,000,000 from our private placement of Series C Preferred stock to Ervington consummated during February 2015 and $1,103,000 during the period June to August of 2014 and an additional $750,000 from the sale of our Series B Preferred Stock in March 2014. We have used the funds raised in our financings for working capital purposes. Ervington has an option until May 31, 2015 to acquire an additional $9,750,000 worth of Series C Preferred Stock; however there can be no assurance that Ervington will exercise its option.

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

The Plasma Pulse Technology that we license has been utilized in the United States on a limited basis. We have not yet generated significant revenue from the Plasma Pulse Technology that we license and there can be no assurance that the Plasma Pulse Technology will be accepted in the market or that our commercialization efforts will be successful.

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

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders. If Ervington exercises its option to acquire additional shares of Series C Preferred Stock, holders of our common stock will experience dilution. In addition, holders of our Series A-1 Preferred Stock have the right to convert their shares into 31,375,000 shares of common stock and; the holder of the Series B Preferred Stock has the right to convert his shares into 7,500,000 common shares and Ervington, the sole holder of the Series C Preferred Stock has the right to convert its shares of Series C Preferred Stock into 40,677,973 shares of common stock. We also have warrants outstanding that are convertible into 6,339,498 shares of our common stock.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 10 million shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors at the time of issuance without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of such an issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company. Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could require substantial premium over the then current market price per share. We currently have 3,137,500 Series A-1 Preferred Stock outstanding, 75,000 Series B Preferred Stock outstanding and have recently designated 4,500,000 preferred shares as Series C Preferred Stock, of which 1,525,424 are outstanding and Ervington has an option to acquire the remaining 2,974,576 shares of Series C Preferred Stock. The Series C Preferred Stock has the right to annual dividends in preference to all other preferred stock and the common stock and the Series B Preferred Stock is also entitled to an annual dividend. The Series A-1, B and C Preferred Stock all have liquidation preferences over the common stock. In addition the vote of a majority of the Series C Preferred Stock will be required for the (i) merger, sale of substantially all of our assets or our recapitalization, reorganization, liquidation, dissolution or winding up, (ii) redemption or acquisition of shares of our common stock other than in limited circumstances, (iii) declaration or payment of a dividend or distribution with respect to our capital stock, (iv) making any loan or advance, (v) amending our Certificate of Incorporation or Bylaws, (vi) authorizing or creating any new class or series of equity security, (vii) increasing the number of authorized shares for issuance under any existing stock or option plan, (viii) materially changing the nature of the business, (ix) incurring any indebtedness, (x) engaging in or making investments not authorized by the Board of Directors, (xi) acquiring or divesting a material amount of assets (xii) selling, assigning, licensing, pledging or encumbering our material technology or intellectual property, and (xiii) entering into any corporate strategic relationship involving payment, contribution or assignment by us or to us of any assets. The vote of two-thirds of the Series A-1 Preferred Stock is also required to take certain actions similar to those set forth above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended March 31, 2015

The following shares were issued by the company during the three months ended March 31, 2015:

i.	an aggregate of 639,432 shares of Common Stock to convertible note holders upon conversion of an aggregate of $12,789 of long-term convertible notes, inclusive of interest thereon, at an average share price of $0.02 per share. The exchange of the Common Stock for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933, as amended (“the Securities Act”).

ii.	An aggregate of 3,750,000 shares of Common Stock on the conversion of 375,000 Series A-1 Preferred Stock into common stock at a conversion ratio of ten Common shares for each Series A-1 preferred share. The conversion of Series A-1 Preferred Stock into common stock is exempt from registration requirements under section 3(a) (9) of the Securities Act.

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
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2015	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)
	By:	/s/John W. Huemoeller II
John W. Huemoeller II, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

