Form 10-Q
period 2015-06-30
Propell Technologies Group, Inc.
filed 2015-08-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 268,058,931 shares of common stock, $.001 par value per share, as of August 11, 2015.

PROPELL TECHNOLOGIES GROUP, INC.

Item 1.

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

June 30, 2015

PROPELL TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	Unaudited
Assets

Current Assets
Cash	$12,860,203	$40,844
Accounts receivable	9,391	5,892
Prepaid expenses	89,377	13,031
Total Current Assets	12,958,971	59,767

Non-Current assets
Plant and Equipment, net	699,044	319,574
Intangibles, net	262,500	297,500
Deposits	2,200	2,200
Total non-current assets	963,744	619,274
Total Assets	$13,922,715	$679,041

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$145,389	$347,437
Accrued liabilities and other payables	253,981	240,426
Notes payable	3,000	117,489
Short-term convertible notes payable, net	-	183,109
Derivative financial liabilities	-	18,455
Total Current Liabilities	402,370	906,916

Long Term Liabilities
Convertible notes payable, net	-	6,220
Total Long Term Liabilities	-	6,220
Total Liabilities	402,370	913,136

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares and 4,500,000 shares undesignated.		-
Series A-1 Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated, 3,137,500 and 3,512,500 shares issued and outstanding, respectively. (liquidation preference $251,000 and $281,000, respectively)	3,138	3,513
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 and 75,000 issued and outstanding (liquidation preference $480,000 and $900,000)	40	75
Series C Convertible, Preferred Stock, $0.001 par value; 4,500,000 shares designated; 4,500,000 and 0 issued and outstanding (liquidation preference $14,750,000 and $0)	4,500	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,058,931 and 260,169,499 shares issued and outstanding, respectively	268,059	260,169
Additional paid-in capital	25,147,684	9,914,303
Accumulated deficit	(11,903,076)	(10,412,155)
Total Stockholders' Equity (Deficit)	13,520,345	(234,095)

Total Liabilities and Stockholders' Equity (Deficit)	$13,922,715	$679,041

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended, June 30, 2015	Three months ended June 30, 2014	Six months ended, June 30, 2015	Six months ended June 30, 2014

Net Revenues	$8,500	$68,425	$91,000	$85,008

Cost of Goods Sold	42,147	83,682	99,970	102,025

Gross Loss	(33,647)	(15,257)	(8,970)	(17,017)

Consulting fees	125,280	31,397	219,667	87,225
Stock based compensation	241,286	497,327	482,572	1,122,724
Sales and Marketing	2,094	3,283	2,691	4,083
Professional Fees	226,333	91,381	382,064	135,033
General and administrative	149,191	184,504	290,996	346,390
Depreciation and amortization	36,883	20,758	69,316	25,349
Total Expenses	781,067	828,650	1,447,306	1,720,804

Loss from Operations	(814,714)	(843,907)	(1,456,276)	(1,737,821)

Amortization of debt discount and finance costs	-	(293,278)	(53,100)	(495,682)
Change in fair value of derivative liabilities	-	(59,133)	18,455	(397,611)
	-	(352,411)	(34,645)	(893,293)

Loss before Provision for Income Taxes	(814,714)	(1,196,318)	(1,490,921)	(2,631,114)

Provision for Income Taxes	-	-	-	-

Net Loss	(814,714)	(1,196,318)	(1,490,921)	(2,631,114)

Deemed preferred stock dividend	(1,355,085)	-	(2,456,781)	(1,604,335)

Undeclared Series B and Series C Preferred dividends	(62,586)	-	(145,161)	-

Net loss to common stockholders	$(2,232,385)	$(1,196,318)	$(4,092,863)	$(4,235,449)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	256,366,623	231,060,038	254,006,478	218,371,063

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY(DEFICIT)

FOR THE PERIOD JANUARY 1, 2015 TO JUNE 30, 2015

	Preferred Stock						Common stock
	Series A-1		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated deficit	Total Stockholders’ Equity (Deficit)

Balance as of January 1, 2015	3,512,500	$3,513	75,000	$75	-	$-	260,169,499	$260,169	$9,914,303	$(10,412,155)	$(234,095)

Conversion of notes and accrued interest thereon to common stock	-	-	-	-	-	-	639,432	640	12,149	-	12,789

Subscription for Series C Convertible Preferred Stock	-	-	-	-	4,500,000	4,500	-	-	14,745,500	-	14,750,000

Conversion of Series A-1 preferred stock to common	(375,000)	(375)	-	-	-	-	3,750,000	3,750	(3,375)	-	-

Conversion of Series B preferred stock to common	-	-	(35,000)	(35)	-	-	3,500,000	3,500	(3,465)	-	-

Restricted stock awards	-	-	-	-	-	-	-	-	482,572	-	482,572

Net loss for the six months ended June 30, 2015	-	-	-	-	-	-	-	-	-	(1,490,921)	(1,490,921)

Balance as of June 30, 2015	3,137,500	$3,138	40,000	$40	4,500,000	$4,500	268,058,931	$268,059	$25,147,684	$(11,903,076)	$13,520,345

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended, June 30, 2015	Six Months ended, June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,490,921)	$(2,631,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	34,316	7,849
Amortization expense	35,000	17,500
Amortization of debt discount	16,232	328,927
Equity based compensation	482,572	1,122,724
Derivative financial liability	(18,455)	397,611
Changes in Assets and Liabilities
Accounts receivable	(3,499)	(15,000)
Prepaid expenses	(76,346)	7,031
Accounts payable	(202,048)	63,237
Accrued liabilities	13,555	118,496
Accrued interest	(11,261)	36,002
Cash Used in Operating Activities	(1,220,855)	(546,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(413,786)	(69,226)
NET CASH USED IN INVESTING ACTIVITIES	(413,786)	(69,226)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds on issuance of Series C Preferred stock	14,750,000	-
Proceeds on issuance of Series B Preferred stock	-	750,000
Proceeds on common stock issued, net of expenses	-	443,685
Proceeds from notes payable and advances	125,000	160,000
Repayment of notes payable and advances	(421,000)	(401,948)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,454,000	951,737

NET INCREASE IN CASH	12,819,359	335,774
CASH AT BEGINNING OF PERIOD	40,844	28,423
CASH AT END OF PERIOD	$12,860,203	$364,197

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$48,130	$130,753

NON-CASH INVESTING AND FINANCING ACTIVITIES
Licenses acquired not yet paid for	$-	$350,000
Conversion of debt to equity	$12,789	$746,000
Conversion of interest on debt to equity	$-	$102,397

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The Company, through its wholly owned subsidiary, Novas, is an innovative technology and services company whose aim is to radically improve oil production by introducing modern and innovative technologies. Novas has a unique Plasma-Pulse Treatment (“PPT”) technology, which is a new Enhanced Oil Recovery methodology and process that has been developed to be environmentally friendly, mobile, time efficient and extremely cost effective. We filed for patent protection of the PPT technology which is still pending. PPT has the potential to drive new and renewed revenue for energy producers and become a new standard for the entire petroleum industry.

Subsequent to June 30, 2015, the Company’s board of directors and shareholders authorized the Company through its wholly owned subsidiary, Novas, to enter into a joint venture agreement with Technovita Technologies USA, Inc (“Technovita”), through a newly formed Delaware limited liability company, Novas Energy North America, LLC (“NENA”), and a related Sublicense Agreement (the “Novas Sublicense Agreement”) of the plasma pulse technology (the “Technology”) that Novas licenses from Novas Energy Group Limited. Novas retains the right to use the Technology on any oil fields that it may acquire in the future. The Joint Venture will provide the Company with access to Technovita’s experienced team, the ability to build one North American brand, the ability to leverage the strength of the combined entity expanding the Company’s geographic reach beyond the United States and into Canada.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and six months ended June 30, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”).

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2015 and December 31, 2014, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2015, the Company had cash balances of $12,860,203 which exceeded the federally insured limits by $12,252,500. At December 31, 2014, the balance did not exceed the federally insured limit.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the six months ended June 30, 2015 and the year ended December 31, 2014.

j)	Inventory

The Company had no inventory as of June 30, 2015 or December 31, 2014.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2015, there have been no interest or penalties incurred on income taxes.

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

3	PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Prepaid insurance	$29,628	$8,144
Prepaid professional fees	49,072	4,417
Prepaid tool rental	9,200	-
Other	1,477	470
	$89,377	$13,031

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Capital work in progress	$432,268	$18,482
Plasma pulse tool	310,374	310,374
Furniture and equipment	26,643	26,643
Field equipment	19,627	19,627
Computer equipment	1,500	1,500
Total cost	790,412	376,626
Less: accumulated depreciation	(91,368)	(57,052)
Plant and equipment, net	$699,044	$319,574

Depreciation expense was $34,316 and $7,849 for the six months ended June 30, 2015 and 2014, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	INTANGIBLES

Licenses

Novas licenses the “Plasma-Pulse Technology” (“the Technology”) from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended on March, 2014 and further amended on December 23, 2014. The amended license agreement provides Novas with the exclusive right to develop, use, market and commercialize the Technology for itself and/or third parties, sublicense and provide services to third parties related to the Technology in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology. The license is limited to the United States and Mexico. It also provides that Novas will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the second amendment to the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the second amendment to the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. Revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. All royalty payments made by Novas as well as sublicensing revenue paid by Novas to the Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. Novas was obligated to pay an initial license fee of $150,000 on or prior to June 30, 2014, this fee was subsequently waived by the Licensor with effect from July 30, 2014, an additional $200,000 was due to the Licensor on June 30, 2015, this amount, together with the minimum annual royalty amounts due in terms of the licensing agreement are currently under renegotiation with the Licensor, we expect the $200,000 to be waived and the minimum royalty payments to be amended and deferred. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and Novas is responsible for costs of obtaining marketing approvals. The Licensor has the right to terminate the license agreement upon Novas’ breach or default. If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

Subsequent to June 30, 2015, the Company was authorized through its wholly owned subsidiary, Novas, to enter into a joint venture agreement with Technovita, through a newly formed Delaware limited liability company, Novas Energy North America, LLC (“NENA”), and a related Sublicense Agreement (the “Novas Sublicense Agreement”) of the plasma pulse technology (the “Technology”) that Novas licenses from the Licensor. Novas retains the right to use the Technology on any oil fields that it may acquire in the future. The Joint Venture will provide the Company with access to Technovita’s experienced team, the ability to build one North American brand, the ability to leverage the strength of the combined entity, and expanding the Company’s geographic reach beyond the United States and into Canada.

Intangibles consisted of the following as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014

License agreements	$350,000	$350,000
Website development	8,000	8,000
Total cost	358,000	358,000
Less: accumulated amortization	(95,500)	(60,500)
Intangibles, net	$262,500	$297,500

Amortization expense was $35,000 and $17,500 for the six months ended June 30, 2015 and 2014, respectively.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014

Payroll liabilities	$39,328	$35,823
Accrued Royalties	14,653	4,603
License fees payable	200,000	200,000
	$253,981	$240,426

7	NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2015 and December 31, 2014, respectively:

Description	Interest Rate	Maturity	June 30, 2015	December 31, 2014

Short-Term
Owl Holdings	-	-	$3,000	$3,000
JAZ-CEH Holdings, LLC	7.5%	October 31, 2015	-	105,000
Accrued interest			-	9,489
Total JAZ-CEH holdings, LLC			-	114,489
Total Notes Payable			$3,000	$117,489

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

JAZ-CEH Holdings, LLC

In October 2013, Novas Energy USA, Inc, entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bore interest at 7.5% per annum and was due to mature on October 31, 2015.

On February 20, 2015, the note to JAZ-CEH Holdings, LLC, including interest thereon was repaid for a total amount of $115,590.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Short Term Convertible Notes payable consisted of the following as of June 30, 2015 and December 31, 2014, respectively:

	Interest Rate	Maturity	June 30, 2015	December 31, 2014

LG Capital Funding, LLC	8%	October 30, 2015	-	107,000
Unamortized debt discount and interest expense			-	(4,379)
Total LG Capital Funding, LLC			-	102,621

KBM Worldwide, Inc.	8%	September 12, 2015	-	84,000
Unamortized debt discount and interest expense			-	(3,512)
Total KBM Worldwide, Inc.			-	80,488

Total Short-Term Convertible Notes Payable			$-	$183,109

LG Capital Funding, LLC

On October 31, 2014, the Company issued a note in the principal amount of $107,000 to LG Capital Funding, LLC (“LG”) upon receipt of $100,000 from LG. The terms of the note provided for an original issue discount of 7% amounting to $7,000 which was added to the face value of the note. The note carried an interest charge of 8% per annum. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to 62% of the lowest bid prices in the 10 trading days prior to conversion. The note had a maturity date of October 30, 2015. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 9.9% of the Company’s common stock. The Convertible Note was redeemable by the Company within 180 days of the issuance date, after a 3 day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium over the principal amount due of 10%, plus any interest earned thereon, subject to the holders approval. The conversion price of the note had anti-dilutive provisions which would increase the redemption penalty of the note to 150% of the principal outstanding plus accrued and unpaid interest thereon, or allow conversion immediately prior to the dilutive event taking place.

On February 20, 2015, the unsecured promissory note issued to LG in the principal amount of $107,000 was repaid for $125,677, inclusive of interest, original issue discounts and early settlement penalty accrued thereon. The Company has no further obligations under this note.

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

Upon repayment or conversion of the outstanding notes, the derivative financial liability is no longer required.

The movement in derivative liabilities is as follows:

	June 30, 2015	December 31, 2014

Opening balance	$18,455	$237,799
Derivative financial liability arising on short-term notes with variable conversion prices	-	23,060
Conversion of derivative liability for stock issued at a discount	-	(668,756)
Fair value adjustments to derivative financial liability	(18,455)	426,352
	$-	$18,455

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2014
Stock price over the period	$0.17 – $0.23
Risk free interest rate	0.13% to 0.25%
Expected life of short-term notes payable	9 to 14 months
Expected volatility	95.24% - 119.45%
Expected dividend rate	0%

10	LONG-TERM CONVERTIBLE NOTES PAYABLE

Long Term Convertible Notes payable consisted of the following as of June 30, 2015 and December 31, 2014, respectively:

Description	Interest Rate	Maturity	June 30, 2015	December 31, 2014
Notes payable	6%	November 19, 2017	$-	$11,250
Accrued interest			-	1,470
Unamortized debt discount			-	(6,500)
Total long-Term Convertible Notes Payable			$-	$6,220

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

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and outstanding 268,058,931shares of common stock as of June 30, 2015.

The following common shares were issued by the Company during the six months ended June 30, 2015:

i)	an aggregate of 639,432 shares of Common Stock to convertible note holders upon conversion of an aggregate of $12,789 of long-term convertible notes, inclusive of interest thereon, at a share price of $0.02 per share;

ii)	an aggregate of 3,750,000 shares of Common Stock were issued upon the conversion of 375,000 shares of Series A-1 Preferred stock in terms of a conversion notice received from a Series A-1 stockholder at a conversion factor of 10 Common shares for one Series A-1Preferred share.

iii)	an aggregate of 3,500,000 shares of Common Stock were issued upon the conversion of 35,000 shares of Series B Preferred stock in terms of a conversion notice received from the Series B stockholder at a conversion factor of 100 Common shares for one Series B Preferred share.

Included in the Common stock outstanding are 13,000,000 restricted shares of common stock issued as follows:

(a)

An aggregate of 10,000,000 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and vested as to 1,250,000 shares on January 1, 2015 and a further 1,250,000 on April 1, 2015 and a further 1,250,000 shares per quarter thereafter, these shares will be fully vested on September 1, 2016. These restricted shares were valued at the closing price of the common stock on February 4, 2015, the date of approval of the amended and restated employment agreement with our Chief Executive officer. Refer to the related party disclosure in note 14 below.

(b)

An aggregate of 3,000,000 shares of restricted common stock were issued to our Director, John Zotos, in terms of a consulting agreement entered into with him. These shares are restricted and vested as to 1,000,000 shares on March 31, 2015, a further 1,000,000 vest on September 30, 2015 with the remaining 1,000,000 vesting on March 31, 2016. These restricted shares were valued at the closing price of the common stock on December 5, 2014, the date of approval of the consulting agreement with John Zotos. Refer to the related party disclosure in note 14 below.

The restricted stock outstanding and exercisable at June 30, 2015 is as follows:

	Restricted Stock Outstanding			Restricted Stock Exercisable
Grant date Price	Number Outstanding	Weighted Average Grant Date Price		Number Vested	Weighted Average Grant Date Price
$0.15	10,000,000	$		2,500,000	$
$0.18	3,000,000	$		1,000,000	$
	13,000,000		$0.16	3,500,000		$0.16

The Company has recorded an expense of $482,572 and $0 for the six months ended June 30, 2015 and 2014, relating to the restricted stock awards and a further $1,162,000 will be expensed over the vesting period of the stock which takes place over the next fifteen months.

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

During the six months ended June 30, 2015, holders of 375,000 Series A-1 shares converted their holdings into 3,750,000 shares of the Company’s Common Stock at a conversion ratio of 10 common shares to 1 Series A-1 Share.

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

Company Redemption

The Series A-1 Shares are non-redeemable by the Company.

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

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 40,000 Series B Shares issued and outstanding which are convertible into 4,000,000 shares of common stock.

The Company issued 75,000 Series B shares in March 2014 for gross proceeds of $750,000.

During the six months ended June 30, 2015, the holder of 35,000 Series B shares converted his holding into 3,500,000 shares of the Company’s Common Stock at a conversion ratio of 100 common shares per Series B Share.

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

We have undeclared dividends on the Series B Preferred stock amounting to $73,381 as of June 30, 2015. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the three months and six months ended June 30, 2015 takes into account these undeclared dividends.

iii)	Series C Convertible Preferred Stock

The Company has designated 4,500,000 preferred shares as Series C Convertible Preferred Stock (“Series C Shares”), with 4,500,000 Series C Shares issued and outstanding which are convertible into 120,000,000 shares of common stock (a conversion price of $0.12291665 per share).

On February 19, 2015, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Ervington Investment Limited, an entity organized under the laws of the Republic of Cyprus who is wholly owned by Greenleas International Holdings Ltd., which in turn is wholly owned by Harmony Trust Settlement, and closed the first tranche of a private placement offering under the Purchase Agreement, raising $5,000,000 in gross proceeds from the sale of 1,525,424 shares of our Series C Preferred Stock (“Series C Preferred Stock”) at a purchase price of $3.277777778 per share. The Company agreed to use the net proceeds of the offering for research and development, commercialization of new products, sales and marketing, repayment of debt, accounts payable and administrative expenses.

In terms of the Purchase Agreement, the Company sold to Ervington an additional 2,974,576 shares of Series C Preferred Stock for additional gross proceeds to us of $9,750,000 on June 30, 2015. The proceeds of the second closing are to be used by us for the acquisition, enhancement and maintenance of an oil field for deployment of our Plasma Pulse Technology.

We valued the beneficial conversion rights of the first tranche of Series C Convertible Preferred Stock issued on February 19, 2015 to be the right to the additional effective common shares as converted utilizing the opening market price of the common stock of $0.15 per share. Such computation valued the beneficial conversion rights to be $1,101,696 for purposes of presenting the net loss to common stock holders. We valued the beneficial conversion rights of the second tranche of Series C Convertible Preferred Stock issued on June 30, 2015, to be the right to the additional effective common shares as converted utilizing the open market price of the common stock of $.014 per share. Such computation valued the beneficial conversion rights to be $1,355,085 for purposes of presenting the net loss to common stockholders.

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

In connection with the Purchase Agreement, Ervington also entered into a stock purchase agreement (the “Secondary Purchase Agreement”) with certain of our stockholders (the “Selling Stockholders”), pursuant to which the Selling Stockholders sold to Ervington an aggregate of 7,624,990 shares of our common stock and 2,437,500 shares of our Series A-1 Preferred Stock (representing 24,375,000 shares of our common stock on an as converted basis) at a purchase price of $.001 per share. In terms of the Secondary Purchase Agreement the Selling Stockholders also sold to Ervington on July 6, 2015, after the second closing an additional 56,677,477 shares of our common stock and 700,000 shares of our Series A-1 Preferred Stock (representing 7,000,000 shares of our common stock on an as converted basis).

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

In accordance with the terms of the Series C Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”), Ervington appointed Ivan Persiyanov to serve as a director, holding two votes. In addition, James Fuller, Mark Kalow and Dan Steffens resigned from the Board of Directors effective upon the closing. Subsequent to the six months ended June 30, 2015, and in terms of the Series C Certificate of Designation, Ervington appointed Maria Damianou to serve as a director holding one vote.

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

We have undeclared dividends on the Series C Preferred stock amounting to $71,781 as of June 30, 2015. The computation of loss per common share for the three and six months ended June 30, 2015 takes into account these undeclared dividends.

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

At June 30, 2015 and December 31, 2014, there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of June 30, 2015.

No options were issued during the six months ended June 30, 2015.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

c)	Stock Options (continued)

A summary of all of our option activity during the period January 1, 2014 to June 30, 2015 is as follows:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2014	11,452,960	$0.25 to 25.00	$0.30
Granted	-	-	-
Forfeited/Cancelled	(11,072,010)	0.25 to 25.00	0.25
Exercised	-	-	-
Outstanding December 31, 2014	380,950	$0.51 to 13.50	$0.90
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2015	380,950	0.51 to 13.50	0.90

Stock options outstanding as of June 30, 2015 and December 31, 2014 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

The options outstanding and exercisable at June 30, 2015 are as follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$13.50	3,480	3.96	$		3,480	$		3.96
$12.50	2,000	5.29	$		2,000	$		5.29
$8.50	500	6.01	$		500	$		6.01
$5.00	14,800	6.30	$		14,800	$		6.30
$0.65	36,924	7.76	$		36,924	$		7.76
$0.63	38,096	3.00	$		38,096	$		3.00
$0.51	285,150	4.79	$		285,150	$		4.79
	380,950	4.95		$0.90	380,950		$0.90	4.95

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

All options are fully vested and have been fully amortized as of June 30, 2015. The Company has recorded an expense of $0 and $980,794 for the six months ended June 30, 2015 and 2014 relating to options issued.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(d)	Warrants

A summary of all of our warrant activity during the period January 1, 2014 to June 30, 2015 is as follows:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2014	375,000	$0.30	$0.30
Granted	5,964,498	0.15 to 0.25	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2014	6,339,498	$0.15 to 0.30	$0.24
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2015	6,339,498	$0.15 to 0.30	$0.24

The warrants outstanding and exercisable at June 30, 2015 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.30	375,000	3.34	$0.30	375,000	$0.30	3.34
$0.25	1,751,667	3.99	$0.25	1,751,667	$0.25	3.99
$0.15	525,500	3.99	$0.15	525,500	$0.15	3.99
$0.25	1,508,333	4.09	$0.25	1,508,333	$0.25	4.09
$0.15	577,499	4.11	$0.15	577,499	$0.15	4.11
$0.25	968,166	4.11	$0.25	968,166	$0.25	4.11
$0.25	633,333	4.16	$0.25	633,333	$0.25	4.16
	6,339,498	4.02	$0.24	6,339,498	$0.24	4.02

The warrants outstanding have an intrinsic value of $0 as of June 30, 2015 and 2014, respectively.

12	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Six months ended June 30, 2015	Six months ended June 30, 2014

Stock option compensation charge	$-	$980,794
Restricted stock award compensation charge	482,572	-
Stock issued for services rendered	-	141,930

	$482,572	$1,122,724

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the six months ended June 30, 2015 and 2014, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Six Months ended June 30, 2015 (Shares)	Six months ended June 30, 2014 (Shares)

Options to purchase shares of common stock	380,950	11,452,960
Restricted stock awards – unvested	9,500,000	-
Warrants to purchase shares of common stock	6,339,498	2,652,167
Series A-1 convertible preferred shares	31,375,000	38,875,000
Series B convertible preferred shares	4,000,000	7,500,000
Convertible long term notes	-	1,968,750
Convertible short term notes*	-	-
	51,595,448	62,448,877

* In the prior year convertible short term notes have variable conversion pricing dependent upon share prices prior to conversion

14	RELATED PARTY TRANSACTIONS

On February 4, 2015, we entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with John Huemoeller II, that superseded the Company’s prior Employment Agreement with Mr. Huemoeller that was previously entered into on December 5, 2014 (the “Prior Agreement”).

Under the Employment Agreement, which has a stated term of three (3) years, for his continued service as the Chief Executive Officer and President of the Company, Mr. Huemoeller will continue to receive the same annual base salary of $180,000 provided for under the Prior Agreement and will be entitled to bonuses at the discretion of the Company based on performance. The new Employment Agreement restated a previous grant to Mr. Huemoeller of 10,000,000 shares of the Company’s restricted stock, which vest on the following schedule: 1,250,000 shares vested on January 1, 2015, 1,250,000 vested on April 1, 2015 and thereafter 1,250,000 will vest on each quarter anniversary commencing July 1, 2015 for six (6) quarters. The restricted stock grant was in lieu of the options that had previously been granted to Mr. Huemoeller, which options were canceled on December 5, 2014. The Employment Agreement also provides that Mr. Huemoeller will receive a restricted stock grant of 750,000 shares of stock on an annual basis commencing January 1, 2016, which will vest upon issuance. In the event of a Change of Control (as defined in the Employment Agreement), termination without Cause (as defined in the Employment Agreement), termination due to disability (as defined in the Employment Agreement), death or termination by Mr. Huemoeller for Good Reason (as defined in the Employment Agreement), Mr. Huemoeller will receive: (i) a severance payment equal to two (2) months base salary together with payment of medical insurance or COBRA payments for two (2) months after termination; and (ii) all restricted stock grants that have been issued to Mr. Huemoeller will immediately vest. If Mr. Huemoeller terminates his employment at any time prior to January 1, 2016 Without Good Reason (as defined in the Employment Agreement) or is terminated for Cause (as defined in the Employment Agreement) then 5,000,000 of any restricted stock grants will immediately vest. The Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Huemoeller.

On December 5, 2014, the Company entered into a consulting agreement with John Zotos (“Zotos”), our director for a two year period. In terms of the agreement, Zotos will provide consulting services to the Company for a consideration of $5,000 per month and the grant of 3,000,000 restricted shares of which 1,000,000 vested on March 31, 2015 and the remaining 2,000,000 will vest equally on September 30, 2015 and March 31, 2016. Early termination of the agreement by either party will result in immediate vesting of the remaining unvested shares. The Company will also reimburse the consultant for all out of pocket expenses incurred whilst performing his duties. The consulting agreement also includes customary confidentiality obligations and invention assignments by Mr. Zotos.

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

The future minimum lease installments under this agreement as of June 30, 2015 for the period July 1, 2015 to July 31, 2015 (the automatic renewal period) is $2,200.

The Company leases a loft space in Houston, Texas from a related party in terms of a lease agreement entered into on September 1, 2014 and expiring on August 31, 2015. The lease provides for automatic renewal on a month to month basis unless 60 days written notice is given to terminate the lease. The monthly rental is $3,220 per month.

The future minimum lease installments under this agreement as of June 30, 2015 for the period July 1, 2015 to August 31, 2015 is $6,440.

The future minimum operating lease commitments are as follows:

Amount
2015	$8,640

In terms of the license agreement commitments disclosed in note 5 above, the minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

We are currently in negotiation with the Licensor to waive the $200,000 license fee which was due on June 30, 2015, we are also renegotiating the terms of the minimum royalty payments due and expect these payments to be deferred and amended.

16	SUBSEQUENT EVENTS

On July 13, 2015, the Company’s board of directors and holders of a majority of the Company’s voting securities approved the Company’s wholly owned subsidiary, Novas Energy USA, Inc to enter into a joint venture with Technovita Technologies USA, Inc., through a newly formed Delaware limited liability company, Novas Energy North America, LLC (“NENA”), and a related Sublicense Agreement (the “Novas Sublicense Agreement”) to NENA of the Technology that Novas licenses from the Licensor. This Joint Venture and the sublicense agreement will become effective twenty days after the mailing of the Company’s information statement on Schedule 14C which was filed with the Securities and Exchange Commission on July 28, 2015.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Since February 4, 2013, following the closing of the Share Exchange Agreement with the shareholders of Novas, under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our common stock, our primary focus has been to the further development of our licensed oil recovery technology. The Plasma Pulse Technology used by Novas is based on an exclusive, perpetual royalty-bearing license to engage in the commercial application of the proprietary Plasma Pulse Technology entered into on January 30, 2013, as amended in March 2014 and December 23, 2014 with Novas Energy Group Limited, as licensor which granted Novas the right to use the Plasma Pulse Technology in the United States to enhance oil production.  The License Agreement provides Novas with the right to practice the licensed process and to utilize the Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Plasma Pulse Technology in the United States. In March 2014, the License Agreement was amended to, among other things, increase the territory in which Novas can practice the licensed process and utilize the Plasma Pulse Technology to include Mexico. Although new to the United States and Mexico, the Plasma Pulse Technology has been successfully utilized outside of the United States and Mexico for several years. The Licensor filed for patent protection of the Plasma Pulse Technology in the United States, this patent is still pending.  The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Plasma Pulse Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.

Since March 19, 2013, we have used the Plasma Pulse Technology to treat over forty oil and injector wells located in eight states; Louisiana, Oklahoma, Kansas, Texas, California, Tennessee, Colorado and Wyoming. The Plasma Pulse Technology has been shown to increase oil production or injection rates in many of the wells that we have treated. The initial results of this treatment have been very encouraging, however the results on the wells treated may not be indicative of the results of treatment on additional wells. We currently have six tools that we use to perform the treatments, of which four only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We developed U.S. made prototype tools to treat 4 ½-inch cased wells and treated 4 wells with the new tools.

Subsequent to June 30, 2015, the Company’s board of directors and shareholders authorized the Company through its wholly owned subsidiary, Novas, to enter into a joint venture agreement with Technovita Technologies USA, Inc (“Technovita”), through a newly formed Delaware limited liability company, Novas Energy North America, LLC (“NENA”), and a related Sublicense Agreement (the “Novas Sublicense Agreement”) of the plasma pulse technology (the “Technology”) that Novas licenses from the Licensor. Novas retains the right to use the Technology on any oil fields that it may acquire in the future. The Joint Venture will provide the Company with access to Technovita’s experienced team, the ability to build one North American brand, the ability to leverage the strength of the combined entity, and expanding the Company’s geographic reach beyond the United States and into Canada.

To date we have financed our operations, from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $11,903,076 through June 30, 2015 and there can be no assurance that we will be able to achieve profitability.

Our fiscal year end is December 31.

History

Propell Technologies Group, Inc. (f/k/a Propell Corporation) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, we acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of our Common Stock to the members of Mountain Capital, LLC and a total of 2,721 shares of our Common Stock to the members of AUL (the shares referenced above are in pre-split amounts, that is prior to our 50-to-1 reverse split in August 2012). In 2010 AUL and AMS were dissolved. In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated and effective December 31, 2013, we disposed of our interest in CMI for nominal consideration. On July 6, 2012, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 5,000,000 Preferred shares as Series A-1 Preferred Stock. On August 17, 2012, we filed an amendment to our Certificate of Incorporation, which increased the number of shares of our authorized Common Stock to 500,000,000 shares, effectuated a 50:1 reverse split of the number of shares of our outstanding common stock and changed our name to Propell Technologies Group, Inc. On February 4, 2013, we acquired all of the outstanding shares of Novas and Novas became our wholly owned subsidiary. Effective December 31, 2013, we disposed of our ecommerce line of business. On March 14, 2014, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 500,000 preferred shares as Series B Preferred Stock. On February 17, 2015, we filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Delaware designating 4,500,000 preferred shares as Series C Preferred Stock. On February 19, 2015, we entered into a Purchase Agreement with Ervington Investments Limited, an entity organized under the laws of the Republic of Cyprus who is wholly owned by Greenleas International Holdings Ltd., which in turn is wholly owned by Harmony Trust Settlement, and closed the first tranche of a private placement offering under the Purchase Agreement, raising $5,000,000 in gross proceeds from the sale of 1,525,424 shares of our Series C Preferred Stock at a purchase price of $3.277777778 per share. We have agreed to use the net proceeds of the offering for research and development, commercialization of new products, sales and marketing, repayment of debt, accounts payable and administrative expenses. On June 30, 2015, Ervington Investments closed the second tranche of a private placement offering under the purchase agreement raising an additional $9,750,000 in gross proceeds from the sale of 2,974,576 shares of our Series C Preferred Stock at a purchase price of $3.277777778. we have agreed to use the proceeds for the acquisition, enhancement and maintenance of an oil field for deployment of our Plasma Pulse Technology.

Until recently, we offered our services on a fee based model and charge a service fee for use of the Plasma Pulse Technology.

In addition, we may acquire wells and use the Plasma Pulse Technology on our acquired wells to increase their production.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements as of June 30, 2015 and June 30, 2014, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended June 30, 2015 and June 30, 2014

Net revenues

Net revenues were $8,500 and $68,425 for the three months ended June 30, 2015 and 2014 respectively, a decrease of $59,925 or 87.6%. Revenue in the current quarter consists of revenue earned on the treatment of one well in the USA. The revenue from the prior year represented amortization of a once off licensing fee and initial set up revenues for a well treatment project undertaken in Mexico, which has subsequently been terminated and renegotiated with another vendor. Revenue has been sporadic as the business is being developed and comparison to prior periods during this development stage has limited value to business analysis. Subsequent to June 30, 2015, the Company entered into a joint venture agreement with Technovita Technologies USA, Inc. (“Technovita”), through a newly formed company, Novas Energy North America, LLC. Technovita has significant commercial experience which will assist in developing the US and Canadian market for the benefit of the Company.

Cost of goods sold

Cost of goods sold was $42,147 and $83,682 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $41,535 or 49.6%. Cost of goods sold during the current year, primarily represents engineering services provided by third party contractors which is contracted on a monthly basis and is not correlated to the revenues earned, while cost of goods sold in the prior year represents non-recoverable set up fees including engineering costs and travel costs incurred on the Mexico project, offset by cost recovery fees charged to our customer.

Gross loss

Gross loss was $(33,647) and $(15,257) for the three months ended June 30, 2015 and 2014, respectively, an increase of $18,390. This increase is due primarily to engineering services provided by as third party contractor and is not correlated to revenues earned.

Total expenses

Total expenses were $781,067 and $828,650 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $47,583 or 5.7%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $241,286 and $497,327 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $256,041. The current year charge includes a charge of $241,286 for restricted stock issued to our Chief Executive Officer, John Huemoeller and one of our directors, John Zotos, which vest over the next fifteen months, the prior year charge included a charge of $490,397 which represents a charge for the amortization of stock option compensation expense for options issued to John Zotos, our director and John Huemoeller, our CEO, which options were cancelled and replaced with restricted stock in December 2014.
•	General and administrative expenditure was $149,191 and $184,504 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $35,313 or 19.1%. This decrease is due to a reduction in travel expenditure and investor and public relations expenditure during the current year.
•

Professional fees were $226,333 and $91,381 for the three months ended June 30, 2015 and 2014, respectively, an increase of $134,952 or 147.7%. The increase is primarily due to an increase in; i) legal expenditure which increased by $102,957 over the prior year due to additional time spent on the joint venture arrangements and the second tranche investment into the Company by Ervington Investments and legal fees incurred on patents for our improvements to the down-hole tool of $20,379.

•

Consulting fees were $125,280 and $31,397 for the three months ended June 30, 2015 and 2014, respectively, an increase of $93,883 or 299.0%, primarily due to consulting fees due to a third party of $73,030 for recruiting services while we attempt to increase the depth of our management skills in the Company and for the newly formed joint venture and fees payable to an individual of $15,000 assist with sales, field work and administration before the joint venture comes into operation.

•	Depreciation and amortization expense was $36,883 and $20,758 for the three months ended June 30, 2015 and 2014, respectively, an increase of $16,125. This is primarily due to additional depreciation expense incurred on the capitalization and deprecation on our US developed down-hole tool.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $0 and $293,278 for the three months ended June 30, 2015 and 2014, respectively. All debt was repaid during the first quarter of the current year. In the prior year, the amortization of debt and finance costs, included the accelerated amortization of debt discount on notes that were repaid or converted into equity and normal amortization on the remaining notes, totaling $269,196 and interest accrued on our notes outstanding of $24,082.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $0 and $59,133 for the three months ended June 30, 2015 and 2014 respectively, a decrease of $59,133 or 100.0%. In the prior year the derivative liability movement reflected a charge of $108,071 relating to the mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credit of $48,938 on the remaining short-term convertible notes.

Net loss

We incurred a net loss of $(814,714) and $(1,196,318) for the three months ended June 30, 2015 and 2014, a decrease of $381,604 or 31.9%, respectively and which consists of the various revenue and expense items discussed above.

A deemed preferred stock dividend of $1,355,085 and $0 has been disclosed in the statement of operations for the three months ended June 30, 2015 and 2014, respectively. This amount represents the in-the-money value of the conversion feature of the Series C Preferred Stock as of the date of issue. These shares of Series C Preferred Stock is convertible into common stock at an exercise price of $0.12291665 per share.

A deemed dividend of $62,586 has been disclosed in the statement of operations for the three months ended June 30, 2015 and 2014, respectively. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the three months ended June 30, 2015.

Results of Operations for the six months ended June 30, 2015 and June 30, 2014

Net revenues

Net revenues were $91,000 and $85,008 for the six months ended September 30, 2015 and 2014 respectively, an increase of $5,992 or 7.1%. Revenue during the six months ended June 30, 2015 consists of revenue earned on the treatment of several wells in the USA. The revenue from the prior year represented amortization of a once off licensing fee and initial set up revenues for a well treatment project undertaken in Mexico of $40,000, which has subsequently been terminated and renegotiated with another vendor and revenue from the treatment of several wells in the USA amounting to $45,000. Revenue has been sporadic as the business is being developed and comparison to prior periods during this development stage has limited value to business analysis. Subsequent to June 30, 2015, the Company’s board of directors and shareholders controlling a majority of the voting power of the Company authorized the Company’s subsidiary, Novas, to enter into a joint venture agreement with Technovita Technologies USA, Inc. (“Technovita”), through a newly formed company, Novas Energy North America, LLC. Technovita has significant commercial experience which will assist in developing the US and Canadian market for the benefit of the Company.

Cost of goods sold

Cost of goods sold was $99,970 and $102,025 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $2,055 or 2.0%. Cost of goods sold during the current year, primarily represents engineering services provided by third party contractors which is contracted on a monthly basis and is not correlated to the revenues earned, while cost of goods sold in the prior year represents non-recoverable set up fees including engineering costs and travel costs incurred on the Mexico project, offset by cost recovery fees charged to our customer.

Gross loss

Gross loss was $(8,970) and $(17,017) for the six months ended June 30, 2015 and 2014, respectively, a decrease of $8,047. The decrease is primarily due to initial set up costs and travel expenses incurred in the prior year on the Mexico project

Total expenses

Total expenses were $1,447,306 and $1,720,804 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $273,498 or 15.9%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $482,572 and $1,122,724 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $640,152. The current year charge includes a charge of $482,572 for restricted stock issued to our Chief Executive Officer, John Huemoeller and one of our directors, John Zotos, which vest over the next fifteen months, the prior year charge included a charge of $141,930 for shares issued to certain consultants and advisors and a charge of $980,794 which represents a charge for the amortization of stock option compensation expense for options issued to John Zotos, our director and John Huemoeller, our CEO, which options were cancelled and replaced with restricted stock in December 2014.
•	General and administrative expenditure was $290,996 and $346,390 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $55,394 or 16.0%. This decrease is due to a reduction in travel expenditure, investor relations expenses and directors fees during the current year.
•

Professional fees were $382,064 and $135,033 for the six months ended June 30, 2015 and 2014, respectively, an increase of $247,031 or 182.9%. The increase is primarily due to an increase in; i) legal expenditure which increased by $182,762 over the prior year due to additional time spent on the joint venture arrangements and the second tranche investment into the Company by Ervington Investments and legal fees incurred on patents for our improvements to the down-hole tool of $35,522 and an increase in corporate secretarial fees of $15,000 which was introduced in April 2014.

•

Consulting fees were $219,667 and $87,225 for the six months ended June 30, 2015 and 2014, respectively, an increase of $132,442 or 151.8%, primarily due to consulting fees due to a third party of $110,090 for recruiting services while we attempt to increase the depth of our management skills in the Company and for the newly formed joint venture and fees payable to an individual of $15,000 assist with sales, field work and administration before the joint venture comes into operation.

•	Depreciation and amortization expense was $69,316 and $25,349 for the six months ended June 30, 2015 and 2014, respectively, an increase of $43,967, this is primarily due to the increase in depreciation expense of $26,466 primarily due to the capitalization and deprecation on our US developed down-hole tool and an increase in the amortization of our licensed technology of $17,500 which amortization only commenced in April 2014.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $53,100 and $495,682 for the six months ended June 30, 2015 and 2014, respectively. All debt was repaid during the first quarter of the current year. In the prior year, the amortization of debt and finance costs, included the accelerated amortization of debt discount on notes that were repaid or converted into equity and normal amortization on the remaining notes, totaling $328,927 and interest accrued on our notes outstanding of $166,755.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $18,455 and $(397,611) for the six months ended June 30, 2015 and 2014 respectively, a decrease of $416,066. In the prior year the derivative liability movement reflected a charge of $619,307 relating to the mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credit of $227,499 on the remaining short-term convertible notes and a new derivative liability or $5,803 on short term debt issued in the prior year.

Net loss

We incurred a net loss of $(1,490,921) and $(2,631,114) for the six months ended June 30, 2015 and 2014, a decrease of $1,140,193 or 43.3%, respectively and which consists of the various revenue and expense items discussed above.

A deemed preferred stock dividend of $2,456,781 and $1,604,335 has been disclosed in the statement of operations for the six months ended June 30, 2015 and 2014, respectively. This amount represents the in-the-money value of the conversion feature of the Series C and the Series B Preferred Stock as of the date of issue. These shares of Series C and Series B Preferred Stock are convertible into common stock at an exercise price of $0.12291665 and $0.10 per share, respectively.

A deemed dividend of $145,161 has been disclosed in the statement of operations for the six months ended June 30, 2015 and 2014, respectively. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the six months ended June 30, 2015.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. We raised gross proceeds of $14,750,000 from the sale of our Series C Preferred Stock in February 2015 and June 2015. In addition, we also raised temporary debt in the aggregate principal amount of $125,000 from the sale of our debt securities, this debt together will all other outstanding interest bearing debt in the aggregate principal amount of $296,000, including interest and early settlement penalty interest thereon was repaid on February 20, 2015 out of the proceeds raised from the sale of the Series C Preferred Stock.

We have spent $413,786 on plant and equipment for the six months ended June 30, 2015, primarily on improvements to the down-hole tool and the development of seven new down-hole tools suitable for the smaller cased American wells.

We have incurred an accumulated deficit of $(11,903,076) through June 30, 2015 and incurred negative cash flow from operations of $1,220,855 for the six months ended June 30, 2015. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort.

Our primary commitments include the minimum commitments under the license agreements and our commitment to invest $1,200,000 into the joint venture in quarterly installments, based on their cash flow needs, commencing during July 2015.

Our minimum commitments under the License Agreement for the next five years is summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

Our projected funding commitments of the joint venture is as follows:

Amount

July 2015	$300,000
September 2015	300,000
December 2015	300,000
March 2016	300,000
$1,200,000

As of June 30, 2015 we had notes, in the principal amount outstanding of $3,000, this note is non-interest bearing and has no fixed repayment terms.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2015 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the six months ended June 30, 2015 and the year ended December 31, 2014, we had net revenues of $91,000 and $190,035, respectively, from our oil recovery business. For the six months ended June 30, 2015 and the year ended December 31, 2014, we sustained a net loss of $1,490,921 and $5,018,483, respectively.  To date, we have not generated significant revenue from our Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

Our future plans and operations may require that we raise additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the six months ended June 30, 2015 and the year ended December 31, 2014 we raised a total of $14,750,000 from our private placement of Series C Preferred stock to Ervington consummated during February 2015 and $1,103,000 during the period June to August of 2014 and an additional $750,000 from the sale of our Series B Preferred Stock in March 2014. We have used the funds raised in our financings for working capital purposes and intend to acquire an oil well with the funds that were recently raised. However there can be no assurance that we will be able to achieve our goals with the cash on hand or the cash generated from operations..

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

There is no guarantee that the planned joint venture will be successful.

To date, Technovita has not treated any oil wells with the Plasma Pulse Technology and therefore there is no guarantee that the Technovita team will be successful in meeting its milestones. Due to limited data about well treatment it is difficult to assess the revenue to be derived from the Canadian wells, which may not perform as expected and may contribute less than 40% to the revenue of the planned joint venture. Completion of the joint venture will mean that we will only have a 60% interest in revenue derived from treatment of U.S. wells instead of our current 100% interest. Although Novas has the right to terminate the joint venture if certain milestones are not met, if the milestones are met there can be no assurance that the revenue derived from U.S. wells will not exceed 60% of the revenue of the joint venture. We have not received a valuation or fairness opinion regarding the planned joint venture and its percent ownership in the joint venture. We are required to contribute $1,200,000 to the joint venture that may not be recovered in the event that the joint venture dissolves. In addition, the joint venture will bear the additional costs associated with the additional Technovita management team.

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

The Plasma Pulse Technology that we license has been utilized in the United States on a limited basis. We have not yet generated significant revenue from the Plasma Pulse Technology that we license and there can be no assurance that the Plasma Pulse Technology will be accepted in the market or that our commercialization efforts or those of the joint venture will be successful.

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

We have a License Agreement with Novas Energy Group Limited granting us the right to use certain critical intellectual property. If we breach the terms of this agreement, including any failure to make minimum royalty payments required thereunder, the Licensor has the right to terminate the license. We intend to enter into a sublicense with respect to the license agreement. If we, or the joint venture were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability or that of the joint venture to market the Plasma Pulse Technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

We may be unable to generate sufficient revenues to meet the minimum royalties under our license agreement,

The License Agreement with Novas Energy Group Limited requires us to pay aggregate minimum royalty payments of $1,000,000 per year; however, no minimum royalty payment is due prior to (i) December 31, 2015 with respect to Mexican operations and (ii) the three year anniversary of the license agreement with respect to the United States operations. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license agreement with respect to a certain territory under certain circumstances and in certain other circumstances has the right to terminate the entire agreement. In addition, we are currently renegotiating the waiver of the $200,000 due with respect to our rights in Mexico and we are simultaneously renegotiating the terms of the minimum annual royalty requirements. To date, we have not generated enough revenue to pay minimum royalty payments. No assurance can be given that we or the joint venture will generate sufficient revenue to make these minimum royalty payments. Any failure to make the payments would permit the Licensor to terminate the license. If we were to lose or otherwise be unable to maintain this license, it would halt our ability to market our technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

The beneficial ownership of a significant percentage of our common stock gives Ervington effective control of us, and limits the influence of other shareholders on important policy and management issues.

Ervington currently beneficially owns approximately 50.9% of our voting shares on a fully diluted basis (including outstanding options, warrants and convertible instruments). In addition, Ervington currently has the right to three votes on our board of directors and has appointed two members with an aggregate of three votes which constitutes a majority of the votes on our board of directors. As a result of these appointment rights and its voting control of our company, Ervington has the power to control the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. Ervington’s control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depress the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to Ervington’s ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our company.

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

As part of our business strategy, we intend to pursue acquisitions of oil wells. In fact, the use of proceeds of our recent financing is for the acquisition of such an oil field. We also may pursue strategic alliances and joint ventures that leverage our core technology. We have no experience with acquiring oil wells or interests therein. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

Our amended license agreement grants us a license to utilize the Plasma Pulse Technology in Mexico and the joint venture is anticipated to conduct business in Canada. Doing business internationally involves a number of risks, including:

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

We are highly dependent upon the continued service and performance of our senior management, in particular John W. Huemoeller II, our Chief Executive Officer. The loss of any key employees may significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our and their continued ability to identify, hire, train and motivate qualified personnel. We face intense competition for qualified individuals. We may not be able to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract and retain qualified personnel could impair our ability to implement our business plan.

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

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders. Holders of our Series A-1 Preferred Stock have the right to convert their shares into 31,375,000 shares of common stock and; the holder of the Series B Preferred Stock has the right to convert his shares into 4,000,000 common shares and Ervington, the sole holder of the Series C Preferred Stock has the right to convert its shares of Series C Preferred Stock into 120,000,000 shares of common stock. We also have warrants outstanding that are convertible into 6,339,498 shares of our common stock.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 10 million shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors at the time of issuance without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of such an issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company. Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could require substantial premium over the then current market price per share. We currently have 3,137,500 Series A-1 Preferred Stock outstanding, 40,000 Series B Preferred Stock outstanding and have 4,500,000 Series C Preferred Stock outstanding. The Series C Preferred Stock has the right to annual dividends in preference to all other preferred stock and the common stock and the Series B Preferred Stock is also entitled to an annual dividend. The Series A-1, B and C Preferred Stock all have liquidation preferences over the common stock. In addition the vote of a majority of the Series C Preferred Stock will be required for the (i) merger, sale of substantially all of our assets or our recapitalization, reorganization, liquidation, dissolution or winding up, (ii) redemption or acquisition of shares of our common stock other than in limited circumstances, (iii) declaration or payment of a dividend or distribution with respect to our capital stock, (iv) making any loan or advance, (v) amending our Certificate of Incorporation or Bylaws, (vi) authorizing or creating any new class or series of equity security, (vii) increasing the number of authorized shares for issuance under any existing stock or option plan, (viii) materially changing the nature of the business, (ix) incurring any indebtedness, (x) engaging in or making investments not authorized by the Board of Directors, (xi) acquiring or divesting a material amount of assets (xii) selling, assigning, licensing, pledging or encumbering our material technology or intellectual property, and (xiii) entering into any corporate strategic relationship involving payment, contribution or assignment by us or to us of any assets. The vote of two-thirds of the Series A-1 Preferred Stock is also required to take certain actions similar to those set forth above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the six months ended June 30, 2015

The following shares were issued during the six months ended June 30, 2015:

i.	an aggregate of 639,432 shares of Common Stock to convertible note holders upon conversion of an aggregate of $12,789 of long-term convertible notes, inclusive of interest thereon, at an average share price of $0.02 per share. The exchange of the Common Stock for debt is exempt from registration requirements under Section 3(a) (9) of the Securities Act of 1933, as amended (“the Securities Act”).

ii.	An aggregate of 3,750,000 shares of Common Stock on the conversion of 375,000 Series A-1 Preferred Stock into common stock at a conversion ratio of ten Common shares for each Series A-1 preferred share. The conversion of Series A-1 Preferred Stock into common stock is exempt from registration requirements under section 3(a) (9) of the Securities Act.

iii.	An aggregate of 3,500,000 shares of Common stock on the conversion of 35,000 Series B Preferred stock into common stock at a conversion ratio of one hundred Common shares for each series B Preferred share. The conversion of Series B Preferred Stock into common stock is exempt from registration requirements under section 3(a) (9) of the Securities Act.

iv.	An aggregate of 4,500,000 shares of Series C Preferred stock were subscribed for realizing gross proceeds of $14,750,000. The shares of Series C Preferred sold in the transaction were not registered under the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws, which exempt transaction by an issuer not involving public offering. The investor acknowledges that it received restricted securities and the certificates evidencing such securities contain a legend stating the same.

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

DATE: August 14, 2015	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)
	By:	/s/John W. Huemoeller II
John W. Huemoeller II, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

