Form 10-Q
period 2015-09-30
Propell Technologies Group, Inc.
filed 2015-11-19
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 268, 558,931 shares of common stock, $.001 par value per share, as of November 18, 2015.

PROPELL TECHNOLOGIES GROUP, INC.

Item 1.

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

September 30, 2015

PROPELL TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	Unaudited
Assets

Current Assets
Cash	$12,568,839	$40,844
Accounts receivable	9,391	5,892
Prepaid expenses and other current assets	132,579	13,031
Total Current Assets	12,710,809	59,767

Non-Current assets
Plant and Equipment, net	701,090	319,574
Intangibles, net	245,000	297,500
Deposits	2,200	2,200
Total non-current assets	948,290	619,274
Total Assets	$13,659,099	$679,041

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$254,208	$347,437
Accounts payable – related parties	159,676	-
Accrued liabilities and other payables	256,970	240,426
Notes payable	3,000	117,489
Short-term convertible notes payable, net	-	183,109
Derivative financial liabilities	-	18,455
Total Current Liabilities	673,854	906,916

Long Term Liabilities
Convertible notes payable, net	-	6,220
Total Long Term Liabilities	-	6,220
Total Liabilities	673,854	913,136

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares and 4,500,000 shares undesignated.		-
Series A-1 Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated, 3,137,500 and 3,512,500 shares issued and outstanding, respectively. (liquidation preference $251,000 and $281,000, respectively)	3,138	3,513
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 and 75,000 issued and outstanding, respectively (liquidation preference $480,000 and $900,000)	40	75
Series C Convertible, Preferred Stock, $0.001 par value; 4,500,000 shares designated; 4,500,000 and 0 issued and outstanding (liquidation preference $14,750,000 and $0)	4,500	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 and 260,169,499 shares issued and outstanding, respectively	268,559	260,169
Additional paid-in capital	25,458,468	9,914,303
Accumulated deficit	(12,845,919)	(10,412,155)
Total stockholder’s equity - controlling interest	12,888,786	(234,095	)-
Non-controlling interest	96,459	-
Total Stockholders' Equity (Deficit)	12,985,245	(234,095)

Total Liabilities and Stockholders' Equity (Deficit)	$13,659,099	$679,041

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended, September 30, 2015	Three months ended September 30, 2014	Nine months ended, September 30, 2015	Nine months ended September 30, 2014

Net Revenues	$-	$-	$91,000	$85,008

Cost of Goods Sold	40,275	34,620	140,245	136,645

Gross Profit (Loss)	(40,275)	(34,620)	(49,245)	(51,637)

Consulting fees	90,229	53,181	309,896	140,405
Stock based compensation	311,284	619,125	793,856	1,741,849
Sales and Marketing	2,541	1,943	5,232	6,026
Professional Fees	243,635	65,898	625,699	200,931
General and administrative	309,561	228,455	600,557	574,844
Depreciation and amortization	33,833	23,959	103,149	49,308
Total Expenses	991,083	992,561	2,438,389	2,713,363

Loss from Operations	(1,031,358)	(1,027,181)	(2,487,634)	(2,765,000)

Other income	-	150,000	-	150,000
Amortization of debt discount and finance costs	(54)	(8,309)	(53,154)	(503,991)
Change in fair value of derivative liabilities	-	(33,345)	18,455	(430,956)
	(54)	108,346	(34,699)	(784,947)

Loss before Provision for Income Taxes	(1,031,412)	(918,835)	(2,522,333)	(3,549,947)

Provision for Income Taxes	-	-	-	-

Net Loss	(1,031,412)	(918,835)	(2,522,333)	(3,549,947)

Net loss attributable to non-controlling interest	88,569	-	88,569	-

Net Loss Attributable to Controlling Interest	(942,843)	(918,835)	(2,433,764)	(3,549,947)

Deemed preferred stock dividend	-	-	(2,456,781)	(1,604,335)

Undeclared Series B and Series C Preferred dividends	(157,786)	-	(302,948)	-

Net loss to common stockholders	$(1,100,629)	$(918,835)	$(5,193,493)	$(5,154,282)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	261,037,172	239,473,781	257,867,561	225,460,411

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2015 TO SEPTEMBER 30, 2015

	Preferred Stock						Common stock				Total
	Series A-1		Series B		Series C						Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated deficit	Equity (Deficit) - Controlling Interest	Non– Controlling Interest	Total Stockholders’ Equity (Deficit)

Balance as of January 1, 2015	3,512,500	$3,513	75,000	$75	-	$-	260,169,499	$260,169	$9,914,303	$(10,412,155)	$(234,095)	$-	$(234,095)

Conversion of notes and accrued interest thereon to common stock	-	-	-	-	-	-	639,432	640	12,149	-	12,789		12,789

Subscription for Series C Convertible Preferred Stock	-	-	-	-	4,500,000	4,500	-	-	14,745,500	-	14,750,000		14,750,000

Conversion of Series A-1 preferred stock to common	(375,000)	(375)	-	-	-	-	3,750,000	3,750	(3,375)	-	-		-

Conversion of Series B preferred stock to common	-	-	(35,000)	(35)	-	-	3,500,000	3,500	(3,465)	-	-		-

Restricted stock awards	-	-	-	-	-	-	-	-	723,856	-	723,856		723,856

Shares issued for services	-	-	-	-	-	-	500,000	500	69,500	-	70,000		70,000

Contribution by joint venture partner	-	-	-	-	-	-	-	-	-	-	-	185,028	185,028

Net loss for the nine months ended September 30, 2015	-	-	-	-	-	-	-	-	-	(2,433,764)	(2,433,764)	(88,569)	(2,522,333)

Balance as of September 30, 2015	3,137,500	$3,138	40,000	$40	4,500,000	$4,500	268,558,931	$268,559	$25,458,468	$(12,845,919)	$(12,888,786)	$96,459	$12,985,245

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended, September 30, 2015	Nine Months ended, September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(2,433,764)	$(3,549,947)
Less: loss attributable to non-controlling interest	(88,569)	-
Net loss	(2,522,333)	(3,549,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50,649	14,308
Amortization expense	52,500	35,000
Amortization of debt discount	16,233	333,404
Equity based compensation	723,856	1,439,502
Stock issued for services rendered	70,000	302,347
Derivative financial liability	(18,455)	430,956
Gain on forgiveness of debt by issuer	-	(150,000)
Changes in Assets and Liabilities
Accounts receivable	(3,500)	(891)
Prepaid expenses and other current assets	(119,549)	(11,352)
Accounts payable	(93,229)	(19,981)
Accounts payable - related parties	159,676	-
Accrued liabilities	16,545	(14,547)
Accrued interest	(11,261)	39,834
Cash Used in Operating Activities	(1,678,868)	(1,151,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(432,165)	(139,227)
NET CASH USED IN INVESTING ACTIVITIES	(432,165)	(139,227)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds on issuance of Series C Preferred stock	14,750,000	-
Proceeds on issuance of Series B Preferred stock	-	750,000
Proceeds on common stock issued, net of expenses	-	946,110
Contribution from joint venture partner	185,028	-
Proceeds from notes payable and advances	125,000	160,000
Repayment of notes payable and advances	(421,000)	(461,948)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,639,028	1,394,162

NET INCREASE IN CASH	12,527,995	103,568
CASH AT BEGINNING OF PERIOD	40,844	28,423
CASH AT END OF PERIOD	$12,568,839	$131,991

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$48,130	$130,753

NON-CASH INVESTING AND FINANCING ACTIVITIES
Licenses acquired not yet paid for	$-	$200,000
Conversion of debt to equity	$12,789	$794,150
Conversion of interest on debt to equity	$-	$102,397

See notes to the unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

On October 22, 2015, Novas Energy USA, Inc. (“Novas”), a wholly owned subsidiary of Propell Technologies Group, Inc. (the “Company”), entered into an operating agreement with Technovita Technologies USA, Inc. (the “Joint Venture Agreement”) through a newly formed Delaware limited liability company, Novas Energy North America, LLC (“NENA”), whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA. In terms of a side agreement entered into on November 18, 2015, the revenue and expenses incurred by Technovita prior to entering into the operating agreement, have been included in the joint venture and consolidated into the Company’s results effective September 1, 2015.

Subject to certain exceptions and pursuant to the terms of a sublicense agreement (the “Novas Sublicense Agreement”) that was entered into between Novas, NENA and Novas Energy Group Inc. (the “Licensor”), the licensor of Plasma Pulse Technology currently used by Novas and Technovita, NENA will be the exclusive provider of the Vertical Technology (as defined in the Joint Venture Agreement) to third parties in the United States. Subject to certain exceptions and pursuant to the terms of Sublicense Agreements (the “Technovita Sublicense Agreement”) that was entered into between Technovita, NENA and Licensor, NENA is the exclusive provider of the Vertical Technology to third parties in Canada. Notwithstanding the foregoing, both Novas and Technovita will retain the right to deploy the Vertical Technology on wells owned by Novas or Technovita in the United States or Canada, respectively. If either Novas or Technovita terminates the Sublicense Agreement with NENA and Licensor, the non- terminating party will receive 100% of the terminating member’s membership interest in NENA.

The business and affairs of NENA are to be managed by or under the direction of the Board of Directors, consisting of five (5) members, three (3) of whom shall be appointed by Novas and two (2) of whom shall be appointed by Technovita. Board approval is required to: (i) incur any indebtedness, pledge or grant liens on any assets or guarantee, assume, endorse or otherwise become responsible for the obligations of any other person, except to the extent approved or authorized in NENA’s budget; (ii) make any loan, advance or capital contribution in any person, except to the extent approved or authorized in the budget; (iii) transfer any equipment necessary in the deployment of the Vertical Technology to any third party; (iv) enter into or effect any transaction or series of related transactions involving the sale of NENA or the sale, lease, license, exchange or other disposition (including by merger, consolidation, sale of assets or similar business transaction) by NENA of any assets in excess of $300,000; (v) appoint or remove NENA’s auditors or make any changes in the accounting methods or policies of NENA (other than as required by GAAP); (vi) enter into or effect any transaction or series of related transactions involving the purchase, lease, license, exchange or other acquisition (including by merger, consolidation, acquisition of stock or acquisition of assets) by NENA of any assets and/or equity interests of any person and/ or assets in excess of $300,000; or (v) enter into or effect any commercial transaction or series of related commercial transactions involving anticipated liabilities or revenues of NENA in excess of $500,000 or that materially vary from NENA’s existing strategy or business plan.

The Joint Venture will provide NENA with access to Technovita’s experienced team, the ability to build one North American brand, the ability to leverage the strength of the combined entity expanding the Company’s geographic reach beyond the United States and into Canada.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and nine months ended September 30, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”).

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

Nova Energy USA Inc. (wholly owned)

Novas Energy North America, LLC (60% owned)

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2015 and December 31, 2014, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2015, the Company had cash balances of $12,568,839 which exceeded the federally insured limits by $11,717,660. At December 31, 2014, the balance did not exceed the federally insured limit.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the nine months ended September 30, 2015 and the year ended December 31, 2014.

j)	Inventory

The Company had no inventory as of September 30, 2015 or December 31, 2014.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2015, there have been no interest or penalties incurred on income taxes.

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

3	PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Prepaid insurance	$23,125	$8,144
Expenses in excess of billings	72,308
Prepaid professional fees	36,286	4,417
Other	860	470
	$132,579	$13,031

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Capital work in progress	$447,669	$18,482
Plasma pulse tool	310,374	310,374
Furniture and equipment	29,621	26,643
Field equipment	19,627	19,627
Computer equipment	1,500	1,500
Total cost	808,791	376,626
Less: accumulated depreciation	(107,701)	(57,052)
Plant and equipment, net	$701,090	$319,574

Depreciation expense was $50,649 and $14,308 for the nine months ended September 30, 2015 and 2014, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	INTANGIBLES

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

Subject to certain exceptions and pursuant to the terms of the Novas Sublicense Agreement that was entered into on October 22, 2015, between Novas, NENA and the Licensor of the Plasma Pulse Technology currently used by Novas and Technovita, NENA will be the exclusive provider of the Vertical Technology (as defined in the Joint Venture Agreement entered into on October 22, 2015) to third parties in the United States. Subject to certain exceptions and pursuant to the terms of Sublicense Agreements (the “Technovita Sublicense Agreement”) that was entered into between Technovita, NENA and Licensor, NENA is the exclusive provider of the Vertical Technology to third parties in Canada. Notwithstanding the foregoing, both Novas and Technovita will retain the right to deploy the Vertical Technology on wells owned by Novas or Technovita in the United States or Canada, respectively. If either Novas or Technovita terminates the Sublicense Agreement with NENA and Licensor, the non- terminating party will receive 100% of the terminating member’s membership interest in NENA.

Intangibles consisted of the following as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014

License agreements	$350,000	$350,000
Website development	8,000	8,000
Total cost	358,000	358,000
Less: accumulated amortization	(113,000)	(60,500)
Intangibles, net	$245,000	$297,500

Amortization expense was $52,500 and $35,000 for the nine months ended September 30, 2015 and 2014, respectively.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

6	ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable to related parties includes the following:

	September 30, 2015	December 31, 2014

Technovita Technologies Corp.	$108,510	$-
Energy Conservation Management	47,610	-
Other	3,556	-
	$159,676	$-

Technovita Technologies Corp., is the 40% shareholder in the NENA joint venture which the Company entered into. This payable represents expenses paid on behalf of the joint venture by Technovita.

Energy Conservation Corp is a third party contractor associated with the joint venture.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014

Payroll liabilities	$42,317	$35,823
Accrued Royalties	14,653	4,603
License fees payable	200,000	200,000
	$256,970	$240,426

8	NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2015 and December 31, 2014, respectively:

Description	Interest Rate	Maturity	September 30, 2015	December 31, 2014

Short-Term
Owl Holdings	-	-	$3,000	$3,000
JAZ-CEH Holdings, LLC	7.5%	October 31, 2015	-	105,000
Accrued interest			-	9,489
Total JAZ-CEH holdings, LLC			-	114,489
Total Notes Payable			$3,000	$117,489

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

JAZ-CEH Holdings, LLC

In October 2013, Navies Energy USA, Inc., entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bore interest at 7.5% per annum and was due to mature on October 31, 2015.

On February 20, 2015, the note to JAZ-CEH Holdings, LLC, including interest thereon was repaid for a total amount of $115,590.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Short Term Convertible Notes payable consisted of the following as of September 30, 2015 and December 31, 2014, respectively:

	Interest Rate	Maturity	September 30, 2015	December 31, 2014

LG Capital Funding, LLC	8%	October 30, 2015	-	107,000
Unamortized debt discount and interest expense			-	(4,379)
Total LG Capital Funding, LLC			-	102,621

KBM Worldwide, Inc.	8%	September 12, 2015	-	84,000
Unamortized debt discount and interest expense			-	(3,512)
Total KBM Worldwide, Inc.			-	80,488

Total Short-Term Convertible Notes Payable			$-	$183,109

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

Upon repayment or conversion of the outstanding notes, the derivative financial liability is no longer required.

The movement in derivative liabilities is as follows:

	September 30, 2015	December 31, 2014

Opening balance	$18,455	$237,799
Derivative financial liability arising on short-term notes with variable conversion prices	-	23,060
Conversion of derivative liability for stock issued at a discount	-	(668,756)
Fair value adjustments to derivative financial liability	(18,455)	426,352
	$-	$18,455

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2014
Stock price over the period	$0.17 – $0.23
Risk free interest rate	0.13% to 0.25%
Expected life of short-term notes payable	9 to 14 months
Expected volatility	95.24% - 119.45%
Expected dividend rate	0%

11	LONG-TERM CONVERTIBLE NOTES PAYABLE

Long Term Convertible Notes payable consisted of the following as of September 30, 2015 and December 31, 2014, respectively:

Description	Interest Rate	Maturity	September 30, 2015	December 31, 2014
Notes payable	6%	November 19, 2017	$-	$11,250
Accrued interest			-	1,470
Unamortized debt discount			-	(6,500)
Total long-Term Convertible Notes Payable			$-	$6,220

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (DEFICIT)

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and outstanding 268,558,931 shares of common stock as of September 30, 2015.

The following common shares were issued by the Company during the nine months ended September 30, 2015:

i)	an aggregate of 639,432 shares of Common Stock to convertible note holders upon conversion of an aggregate of $12,789 of long-term convertible notes, inclusive of interest thereon, at a share price of $0.02 per share;

ii)	an aggregate of 3,750,000 shares of Common Stock were issued upon the conversion of 375,000 shares of Series A-1 Preferred stock in terms of a conversion notice received from a Series A-1 stockholder at a conversion factor of 10 Common shares for one Series A-1Preferred share.

iii)	an aggregate of 3,500,000 shares of Common Stock were issued upon the conversion of 35,000 shares of Series B Preferred stock in terms of a conversion notice received from the Series B stockholder at a conversion factor of 100 Common shares for one Series B Preferred share.
iv)	an aggregate of 500,000 shares of Common Stock were issued for consulting services which were valued at a fair market price of $70.000.

Included in the Common stock outstanding are 13,000,000 restricted shares of common stock issued as follows:

(a)

An aggregate of 10,000,000 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted. As of September 30, 2015, 3,750,000 shares have already vested and a further 1,250,000 shares vested on October 1, 2015 with further vesting per quarter thereafter, these shares will be fully vested on October 1, 2016. These restricted shares were valued at the closing price of the common stock on February 4, 2015, the date of approval of the amended and restated employment agreement with our Chief Executive officer. Refer to the related party disclosure in note 15 below.

(b)	An aggregate of 3,000,000 shares of restricted common stock were issued to our Director, John Zotos, in terms of a consulting agreement entered into with him. These shares are restricted and vested as to 1,000,000 shares on March 31, 2015, 1,000,000 on September 30, 2015 with the remaining 1,000,000 vesting on March 31, 2016. These restricted shares were valued at the closing price of the common stock on December 5, 2014, the date of approval of the consulting agreement with John Zotos. Refer to the related party disclosure in note 15 below.

Our Chief Executive Officer is also entitled to 1,500,000 shares of restricted common stock which has not been issued as yet. These shares will be issued upon vesting in two equal tranches of 750,000 shares of common stock on January 1, 2016 and January 1, 2017.

The restricted stock granted and exercisable at September 30, 2015 is as follows:

	Restricted Stock Granted			Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share		Number Vested	Weighted Average Fair Value per Share
$0.15	11,500,000	$		3,750,000	$
$0.18	3,000,000	$		2,000,000	$
	14,500,000		$0.16	5,750,000		$0.16

The Company has recorded an expense of $723,856 and $0 for the nine months ended September 30, 2015 and 2014, relating to the restricted stock awards and a further $920,714 will be expensed over the vesting period of the stock which takes place over the next fifteen months.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

b)	Preferred Stock

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

During the nine months ended September 30, 2015, holders of 375,000 Series A-1 shares converted their holdings into 3,750,000 shares of the Company’s Common Stock at a conversion ratio of 10 common shares to 1 Series A-1 Share.

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

(d)	any amendment or repeal of the Company’s Articles of Incorporation or Bylaws that would have an adverse effect on the rights, preferences or privileges of the Series A-1 Shares; and

(e)	the making of any loan or advance to any person except in the ordinary course of business.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

b)	Preferred Stock (continued)

ii)	Series B Convertible Preferred Stock

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 40,000 Series B Shares issued and outstanding which are convertible into 4,000,000 shares of common stock.

The Company issued 75,000 Series B shares in March 2014 for gross proceeds of $750,000.

During the nine months ended September 30, 2015, the holder of 35,000 Series B shares converted his holding into 3,500,000 shares of the Company’s Common Stock at a conversion ratio of 100 common shares per Series B Share.

The rights, privileges and preferences of the Series B Shares are summarized as follows:

Conversion

The holders of the Series B Preferred Shares shall have conversion rights as follows:

(a)	Each share of the Series B Shares is convertible at any time prior to the issuance of a redemption notice by the Company into such number of shares of Common Stock by dividing the Stated value ($10) of the Series B Shares by $0.10 and is subject to adjustment for dividends or distributions made in common stock, the issue of securities convertible into common stock, stock splits, reverse stock splits, or reclassifications of common stock. No adjustments will be made to the conversion rights or conversion price for any reorganization other than to be entitled to receive the same benefits as if the shares were converted immediately prior to such reorganization. No conversion will take place if the holder of the Series B Shares will beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after conversion. As of the date hereof, each Series B Share converts into 100 shares of common stock.

(b)	The conversion right of the holders of Series B Shares are exercised by the surrender of the certificates representing shares to be converted to the Company, accompanied by written notice electing conversion.

(c)	No fractional shares of Common Stock or script will be issued upon conversion of Series B Shares. The Company will pay a cash adjustment in respect to such fractional interest based upon the fair value of a share of Common Stock, as determined in good faith by the Company’s Board of Directors.

(d)	All shares of Common Stock issued upon conversion of Series B Shares will upon issuance be validly issued, fully paid and non-assessable. All certificates representing Series B Shares surrendered for conversion shall be appropriately canceled on the books of the Company and the shares so converted represented by such certificates shall be restored to the status of authorized but unissued shares of preferred stock of the Company.

Company Redemption

The Company has the right, at any time after the date the Series B Shares have been issued, to redeem all or a portion of any Holder's Series B Shares at a price per Series B Share equal to the issue price per Series B Share multiplied by 120%

Voting Rights

Each holder of Series B Shares is entitled to vote on all matters submitted to a vote of the stockholders of the Company and is entitled to votes equal to the number of shares of Common Stock into which Series B Shares could be converted, and the holders of shares of Series B Shares and Common Stock shall vote together as a single class on all matters submitted to the stockholders of the Company.

Dividends

(a)

The holders of the Series B Shares are entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year (“Dividend Date”). Such dividends accrue on any given share from the day of original issuance of such share. Such dividends are cumulative, whether or not declared by the Board of Directors, but are non-compounding.

(b)	Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share.

(c)	Nothing contained herein is deemed to establish or require any payment or other charges in excess of the maximum permitted by applicable law.

(d)

In the event that pursuant to applicable law or contract the Company is prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares are entitled, the cash amount available pursuant to applicable law or contract will be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares will be payable in cash.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY DEFICIT (continued)

b)	Preferred Stock (continued)

ii)	Series B Convertible Preferred Stock (continued)

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of any other preferred stock of the Company and subordinate to any distribution to the Series A-1 Shares, and prior and in preference to any distribution of any assets of the Company to the holders of the Common Stock, the amount of 120% of the issue price per share. In addition, the Series B holder has agreed to vote to subordinate the series B Preferred stock liquidation preferences to the Series C Preferred stock preferences.

No Circumvention

The Company may not amend its certificate of incorporation, or participate in any reorganization, sale or transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action for the purpose of avoiding or seeking to avoid the observance or performance of any of the terms to be observed or performed by the Company.

We have undeclared dividends on the Series B Preferred stock amounting to $82,455 as of September 30, 2015. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the three months and nine months ended September 30, 2015 takes into account these undeclared dividends.

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

In connection with the Purchase Agreement, Ervington also entered into a stock purchase agreement (the “Secondary Purchase Agreement”) with certain of our stockholders (the “Selling Stockholders”), pursuant to which the Selling Stockholders sold to Ervington an aggregate of 7,624,990 shares of our common stock and 2,437,500 shares of our Series A-1 Preferred Stock (representing 24,375,000 shares of our common stock on an as converted basis) at a purchase price of $.001 per share on the closing of the first tranche on February 19, 2015. In terms of the Secondary Purchase Agreement the Selling Stockholders also sold to Ervington on July 6, 2015, after the second closing an additional 56,677,477 shares of our common stock and 700,000 shares of our Series A-1 Preferred Stock (representing 7,000,000 shares of our common stock on an as converted basis) on the closing of the second tranche on July 6, 2015.

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY DEFICIT (continued)

b)	Preferred Stock (continued)

iii)	Series C Convertible Preferred Stock (continued)

In accordance with the terms of the Series C Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”), Ervington appointed Ivan Persiyanov to serve as a director, holding two votes and Maria Damianou was appointed to serve as a director during July 2015, holding one vote.. In addition, James Fuller, Mark Kalow and Dan Steffens resigned from the Board of Directors effective upon the closing. In terms of the Series C Certificate of Designation.

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

Anti-Dilution

The Series C Shares are entitled to certain weighted average anti-dilution protection as specified in the Series C Certificate of Designations.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY DEFICIT (continued)

b)	Preferred Stock (continued)

iii)	Series C Convertible Preferred Stock (continued)

No Circumvention

The approval by holders of a majority of the Series C Shares, voting separately as a class, will be required for the following:

(i)	merger, sale of substantially all of our assets or our recapitalization, reorganization, liquidation, dissolution or winding up;

(ii)	redemption or acquisition of shares of our common stock other than in limited circumstances;

(iii)	declaration or payment of a dividend or distribution with respect to our capital stock;

(iv)	making any loan or advance;

(v)	amending our Certificate of Incorporation or Bylaws;

(vi)	authorizing or creating any new class or series of equity security;

(vii)	increasing the number of authorized shares for issuance under any existing stock or option plan;

(viii)	materially changing the nature of the business

(ix)	incurring any indebtedness;

(x)	engaging in or making investments not authorized by our board of directors;

(xi)	acquiring or divesting a material amount of assets;

(xii)	selling, assigning, licensing, pledging or encumbering our material technology or intellectual property;

(xiii)	entering into any corporate strategic relationship involving payment, contribution or assignment by us or to us of any assets.

We have undeclared dividends on the Series C Preferred stock amounting to $220,493 as of September 30, 2015. The computation of loss per common share for the three and nine months ended September 30, 2015 takes into account these undeclared dividends.

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

At September 30, 2015 and December 31, 2014, there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of September 30, 2015.

No options were issued during the nine months ended September 30, 2015.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

c)	Stock Options (continued)

A summary of all of our option activity during the period January 1, 2014 to September 30, 2015 is as follows:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2014	11,452,960	$0.25 to 25.00	$0.30
Granted	-	-	-
Forfeited/Cancelled	(11,072,010)	0.25 to 25.00	0.25
Exercised	-	-	-
Outstanding December 31, 2014	380,950	$0.51 to 13.50	$0.90
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2015	380,950	0.51 to 13.50	0.90

Stock options outstanding as of September 30, 2015 and December 31, 2014 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

The options outstanding and exercisable at September 30, 2015 are as follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$13.50	3,480	3.71	$		3,480	$		3.71
$12.50	2,000	5.04	$		2,000	$		5.04
$8.50	500	5.75	$		500	$		5.75
$5.00	14,800	6.04	$		14,800	$		6.04
$0.65	36,924	7.50	$		36,924	$		7.50
$0.63	38,096	2.75	$		38,096	$		2.75
$0.51	285,150	4.54	$		285,150	$		4.54
	380,950	4.70		$0.90	380,950		$0.90	4.70

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

All options are fully vested and have been fully amortized as of September 30, 2015. The Company has recorded an expense of $0 and $1,439,502 for the nine months ended September 30, 2015 and 2014 relating to options issued.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(d)	Warrants

A summary of all of our warrant activity during the period January 1, 2014 to September 30, 2015 is as follows:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2014	375,000	$0.30	$0.30
Granted	5,964,498	0.15 to 0.25	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2014	6,339,498	$0.15 to 0.30	$0.24
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September, 2015	6,339,498	$0.15 to 0.30	$0.24

The warrants outstanding and exercisable at September 30, 2015 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.30	375,000	3.08	$0.30	375,000	$0.30	3.08
$0.25	1,751,667	3.74	$0.25	1,751,667	$0.25	3.74
$0.15	525,500	3.74	$0.15	525,500	$0.15	3.74
$0.25	1,508,333	3.84	$0.25	1,508,333	$0.25	3.84
$0.15	577,499	3.85	$0.15	577,499	$0.15	3.85
$0.25	968,166	3.85	$0.25	968,166	$0.25	3.85
$0.25	633,333	3.90	$0.25	633,333	$0.25	3.90
	6,339,498	3.77	$0.24	6,339,498	$0.24	3.77

The warrants outstanding have an intrinsic value of $0 as of September 30, 2015 and December 31, 2014, respectively.

13	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Stock option compensation charge	$-	$1,439,502
Restricted stock award compensation charge	723,856	-
Stock issued for services rendered	70,000	302,347

	$793,856	$1,741,849

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the nine months ended September 30, 2015 and 2014, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Nine Months ended September 30, 2015 (Shares)	Nine months ended September 30, 2014 (Shares)

Options to purchase shares of common stock	380,950	11,452,960
Restricted stock awards – unvested	8,750,000	-
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	38,875,000
Series B convertible preferred shares	4,000,000	7,500,000
Series C convertible preferred shares	120,000,000	-
Convertible long term notes	-	1,968,750
Convertible short term notes*	-	-
	170,845,448	66,136,208

* In the prior year convertible short term notes have variable conversion pricing dependent upon share prices prior to conversion

15	RELATED PARTY TRANSACTIONS

On February 4, 2015, we entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with John Huemoeller II, that superseded the Company’s prior Employment Agreement with Mr. Huemoeller that was previously entered into on December 5, 2014 (the “Prior Agreement”).

Under the Employment Agreement, which has a stated term of three (3) years, for his continued service as the Chief Executive Officer and President of the Company, Mr. Huemoeller will continue to receive the same annual base salary of $180,000 provided for under the Prior Agreement and will be entitled to bonuses at the discretion of the Company based on performance. The new Employment Agreement restated a previous grant to Mr. Huemoeller of 10,000,000 shares of the Company’s restricted stock. As of September 30, 2015, 3,750,000 shares have already vested and a further 1,250,000 vested on October 1, 2015, with further vesting taking place on each quarter anniversary commencing January 1, 2016 for another four (4) quarters. The restricted stock grant was in lieu of the options that had previously been granted to Mr. Huemoeller, which options were canceled on December 5, 2014. The Employment Agreement also provides that Mr. Huemoeller will receive a restricted stock grant of 750,000 shares of stock on an annual basis commencing January 1, 2016, which will vest upon issuance. In the event of a Change of Control (as defined in the Employment Agreement), termination without Cause (as defined in the Employment Agreement), termination due to disability (as defined in the Employment Agreement), death or termination by Mr. Huemoeller for Good Reason (as defined in the Employment Agreement), Mr. Huemoeller will receive: (i) a severance payment equal to two (2) months base salary together with payment of medical insurance or COBRA payments for two (2) months after termination; and (ii) all restricted stock grants that have been issued to Mr. Huemoeller will immediately vest. If Mr. Huemoeller terminates his employment at any time prior to January 1, 2016 Without Good Reason (as defined in the Employment Agreement) or is terminated for Cause (as defined in the Employment Agreement) then 5,000,000 of any restricted stock grants will immediately vest. The Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Huemoeller.

On December 5, 2014, the Company entered into a consulting agreement with John Zotos (“Zotos”), our director for a two year period. In terms of the agreement, Zotos will provide consulting services to the Company for a consideration of $5,000 per month and the grant of 3,000,000 restricted shares of which 1,000,000 vested on March 31, 2015, a further 1,000,000 vested on September 30, 2015 and the remaining 1,000,000 will vest on March 31, 2016. Early termination of the agreement by either party will result in immediate vesting of the remaining unvested shares. The Company will also reimburse the consultant for all out of pocket expenses incurred whilst performing his duties. The consulting agreement also includes customary confidentiality obligations and invention assignments by Mr. Zotos.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16	COMMITMENTS AND CONTINGENCIES

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

The future minimum lease installments under this agreement as of September 30, 2015 for the period October 1, 2015 to January 31, 2016 (the automatic renewal period) is $8,800.

The Company leases a loft space in Houston, Texas from a related party in terms of a lease agreement entered into on September 1, 2015 and expiring on May 31, 2016. The lease provides for automatic renewal on a month to month basis unless 60 days written notice is given to terminate the lease. The monthly rental is $3,260 per month.

The future minimum lease installments under this agreement as of September 30, 2015 for the period October 1, 2015 to May 31, 2016 is $26,080.

The future minimum operating lease commitments are as follows:

Amount
2015	16,380
2016	18,500
$34,880

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

17	JOINT VENTURE

On October 22, 2015, Novas Energy USA, Inc. (“Novas”), a wholly owned subsidiary of Propell Technologies Group, Inc. (the “Company”), entered into an operating agreement with Technovita Technologies USA, Inc. (the “Joint Venture Agreement”) through a newly formed Delaware limited liability company, Novas Energy North America, LLC (“NENA”), whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA. In terms of a side agreement entered into on November 18, 2015, the revenue and expenses incurred by Technovita and the Company prior to entering into the operating agreement, have been included in the joint venture and consolidated into the Company’s results effective September 1, 2015.

Subject to certain exceptions and pursuant to the terms of a sublicense agreement (the “Novas Sublicense Agreement”) that was entered into between Novas, NENA and Novas Energy Group Inc. (the “Licensor”), the licensor of Plasma Pulse Technology currently used by Novas and Technovita, NENA will be the exclusive provider of the Vertical Technology (as defined in the Joint Venture Agreement) to third parties in the United States. Subject to certain exceptions and pursuant to the terms of Sublicense Agreements (the “Technovita Sublicense Agreement”) that was entered into between Technovita, NENA and Licensor, NENA is the exclusive provider of the Vertical Technology to third parties in Canada. Notwithstanding the foregoing, both Novas and Technovita will retain the right to deploy the Vertical Technology on wells owned by Novas or Technovita in the United States or Canada, respectively. If either Novas or Technovita terminates the Sublicense Agreement with NENA and Licensor, the non- terminating party will receive 100% of the terminating member’s membership interest in NENA.

The business and affairs of NENA are to be managed by or under the direction of the Board of Directors, consisting of five (5) members, three (3) of whom shall be appointed by Novas and two (2) of whom shall be appointed by Technovita. Board approval is required to: (i) incur any indebtedness, pledge or grant liens on any assets or guarantee, assume, endorse or otherwise become responsible for the obligations of any other person, except to the extent approved or authorized in NENA’s budget; (ii) make any loan, advance or capital contribution in any person, except to the extent approved or authorized in the budget; (iii) transfer any equipment necessary in the deployment of the Vertical Technology to any third party; (iv) enter into or effect any transaction or series of related transactions involving the sale of NENA or the sale, lease, license, exchange or other disposition (including by merger, consolidation, sale of assets or similar business transaction) by NENA of any assets in excess of $300,000; (v) appoint or remove NENA’s auditors or make any changes in the accounting methods or policies of NENA (other than as required by GAAP); (vi) enter into or effect any transaction or series of related transactions involving the purchase, lease, license, exchange or other acquisition (including by merger, consolidation, acquisition of stock or acquisition of assets) by NENA of any assets and/or equity interests of any person and/ or assets in excess of $300,000; or (v) enter into or effect any commercial transaction or series of related commercial transactions involving anticipated liabilities or revenues of NENA in excess of $500,000 or that materially vary from NENA’s existing strategy or business plan.

18	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On October 22, 2015, Novas Energy USA, Inc. (“Novas”), a wholly owned subsidiary of Propell Technologies Group, Inc. (the “Company”), entered into an operating agreement with Technovita Technologies USA, Inc. (the “Joint Venture Agreement”) through a newly formed Delaware limited liability company, Novas Energy North America, LLC (“NENA”), whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA.

Subject to certain exceptions and pursuant to the terms of a sublicense agreement (the “Novas Sublicense Agreement”) that was entered into between Novas, NENA and Novas Energy Group Inc. (the “Licensor”), the licensor of Plasma Pulse Technology currently used by Novas and Technovita, NENA will be the exclusive provider of the Vertical Technology (as defined in the Joint Venture Agreement) to third parties in the United States. Subject to certain exceptions and pursuant to the terms of Sublicense Agreements (the “Technovita Sublicense Agreement”) that was entered into between Technovita, NENA and Licensor, NENA is the exclusive provider of the Vertical Technology to third parties in Canada. Notwithstanding the foregoing, both Novas and Technovita will retain the right to deploy the Vertical Technology on wells owned by Novas or Technovita in the United States or Canada, respectively. If either Novas or Technovita terminates the Sublicense Agreement with NENA and Licensor, the non- terminating party will receive 100% of the terminating member’s membership interest in NENA.

To date we have financed our operations, from sales of our securities, both debt and equity, and revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $12,815,903 through September 30, 2015 and there can be no assurance that we will be able to achieve profitability.

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

In addition, we intend to acquire wells and use the Plasma Pulse Technology on our acquired wells to increase their production.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements as of September 30, 2015 and September 30, 2014, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended September 30, 2015 and September 30, 2014

Net revenues

Net revenues were $0 for the three months ended September 30, 2015 and 2014 respectively. We did not generate any revenues in Novas as we were not applying the Plasma Pulse technology to treat any wells while we were revising our business model and awaiting requisite approvals to enter into the joint venture agreement with Technovita Technologies USA, Inc. (“Technovita”), through a newly formed company, NENA pursuant to which NENA will be the entity applying the Plasma Pulse Technology to oil wells in the United States and Canada. Technovita has significant commercial experience which will assist in developing the US and Canadian market for the benefit of the Company.

Cost of goods sold

Cost of goods sold was $40,275 and $34,620 for the three months ended September 30, 2015 and 2014, respectively, an increase of $5,655 or 16.3%. Cost of goods sold during the current year, primarily represents engineering services provided by third party contractors to Novas which is contracted on a monthly basis and is not correlated to the revenues earned, while cost of goods sold in the prior year represents non-recoverable set up fees including engineering costs and travel costs incurred on the Mexico project, offset by cost recovery fees charged to our customer.

Gross loss

Gross loss was $(40,275) and ($34,620) for the three months ended September 30, 2015 and 2014, respectively, an increase of $5,655. This increase is described under cost of sales above.

Total expenses

Total expenses were $991,083 and $992,561 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $1,478 or 0.5%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $311,284 and $619,125 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $307,841. The current year charge includes a charge of $241,284 for restricted stock issued to our Chief Executive Officer, John Huemoeller and one of our directors, John Zotos, which vest over the next fifteen months and a $70,000 charge for common stock issued to our engineering contractor for services rendered, the prior year charge included a charge of $458,708 which represents a charge for the amortization of stock option compensation expense for options issued to John Zotos, our director and John Huemoeller, our CEO, which options were cancelled and replaced with restricted stock in December 2014 and $160,417 for common stock issued to consultants for services rendered during the prior year..

•	General and administrative expenditure was $309,561 and $228,455 for the three months ended September 30, 2015 and 2014, respectively, an increase of $81,106 or 35.5%. This increase is due to expenses incurred in NENA, including contractors’ fees of $71,492, salaries and wages of $26,524, travel expenses of $22,513 and training expenses of $29,164 offset by a reduction in travel expenditure and investor and public relations expenditure in Propell during the current year.

•	Professional fees were $243,635 and $65,898 for the three months ended September 30, 2015 and 2014, respectively, an increase of $177,737 or 269.7%. The increase is primarily due to an increase in; i) legal fees which increased by $57,465 due non-recurring work performed on the joint venture agreements by our legal counsel and ii) recruiting fees of $110,348 incurred on the search for appropriate executives for the group and joint venture.

•	Consulting fees were $90,229 and $53,181 for the three months ended September 30, 2015 and 2014, respectively, an increase of $37,048 or 69.7%, primarily due to consulting fees incurred by NENA primarily management fees from Technovita and Energy Conservation Management personnel.

•	Depreciation and amortization expense was $33,833 and $23,959 for the three months ended September 30, 2015 and 2014, respectively, an increase of $9,874. This is primarily due to additional depreciation expense incurred on the capitalization and deprecation on our US developed down-hole tool.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $54 and $8,309 for the three months ended September 30, 2015 and 2014, respectively. All debt was repaid during the first quarter of the current year. In the prior year, the charge represented the period amortization of debt discount and interest costs on the remaining debt.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $0 and $33,345 for the three months ended September 30, 2015 and 2014 respectively, a decrease of $33,345 or 100.0%. In the prior year the derivative liability movement reflected the mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credits on the remaining short-term convertible notes.

Net loss

We incurred a net loss of $1,031,412 and $918,835 for the three months ended September 30, 2015 and 2014, an increase of $112,577 or 12.3%, respectively and which consists of the various expense items discussed above.

Net loss attributable to non-controlling interest

The net loss attributable to non-controlling interest represents 40% of the loss reported by NENA for the period since inception to September 31, 2015.

A deemed dividend of $157,786 has been disclosed in the statement of operations for the three months ended September 30, 2015. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the three months ended September 30, 2015.

Results of Operations for the nine months ended September 30, 2015 and September 30, 2014

Net revenues

Net revenues were $91,000 and $85,008 for the nine months ended September 30, 2015 and 2014 respectively, an increase of $5,992 or 7.0%. The revenues consist of $91,000 earned on the treatment of several wells in the USA. The revenue from the prior year represented amortization of a once off licensing fee and initial set up revenues for a well treatment project undertaken in Mexico of $40,000, which has subsequently been terminated and renegotiated with another vendor and revenue from the treatment of several wells in the USA amounting to $45,000. Revenue has been sporadic as the business is being developed and comparison to prior periods during this development stage has limited value to business analysis.

Cost of goods sold

Cost of goods sold was $140,245 and $136,645 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $3,600 or 2.6%. Cost of goods sold during the current year, primarily represents engineering services provided by third party contractors to Novas which is contracted on a monthly basis and is not correlated to the revenues earned, while cost of goods sold in the prior year represents non-recoverable set up fees including engineering costs and travel costs incurred on the Mexico project, offset by cost recovery fees charged to our customer.

Gross loss

Gross loss was $(49,245) and $(51,637) for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $2,392 or 4.6%. The decrease is due to higher revenues earned in the current year, offset by slightly higher expenses in the current year, as described above.

Total expenses

Total expenses were $2,438,389 and $2,713,363 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $274,974 or 10.1%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $793,856 and $1,741,849 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $947,993. The current year charge includes a charge of $723,856 for restricted stock issued to our Chief Executive Officer, John Huemoeller and one of our directors, John Zotos, which vest over the next fifteen months and $70,000 for common stock issued to our engineering contractor for services rendered, the prior year charge included a charge of $302,347 for shares issued to certain consultants and advisors and a charge of $1,439,502 which represents a charge for the amortization of stock option compensation expense for options issued to John Zotos, our director and John Huemoeller, our CEO, which options were cancelled and replaced with restricted stock in December 2014.

•	General and administrative expenditure was $600,557 and $574,844 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $25,713 or 4.5%. This increase is due to expenses incurred in NENA, including contractors’ fees of $71,492, salaries and wages of $26,524, travel expenses of $22,513 and training expenses of $29,164 offset by a reduction in travel expenditure, investor relations expenses and directors’ fees during the current year.

•	Professional fees were $625,699 and $200,931 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $424,768 or 211.4%. The increase is primarily due to an increase in; i) legal expenditure which increased by $240,222 over the prior year due to additional time spent on the joint venture arrangements and the second tranche investment into the Company by Ervington Investments and legal fees incurred on patents for our improvements to the down-hole too; an increase in recruitment fees of $110,348 as we searched for appropriate executives for the Company and an increase in corporate secretarial fees of $21,000 which was introduced in April 2014.

•	Consulting fees were $309,896 and $140,405 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $169,491 or 120.7%, primarily due to consulting fees due to a third party of $110,090 for recruiting services while we attempt to increase the depth of our management skills in the Company and for the newly formed joint venture; fees payable to an individual of $15,000 assist with sales, field work and administration before the joint venture comes into operation and management consulting fees paid to Technovita and Energy Conservation Management incurred by NENA.

•	Depreciation and amortization expense was $103,149 and $49,308 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $53,841, this is primarily due to the increase in depreciation expense of $36,340 primarily due to the capitalization and deprecation on our US developed down-hole tool and an increase in the amortization of our licensed technology of $17,500 which amortization only commenced in April 2014.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $53,154 and $503,991 for the nine months ended September 30, 2015 and 2014, respectively. All debt was repaid during the first quarter of the current year. In the prior year, the amortization of debt and finance costs, included the accelerated amortization of debt discount on notes that were repaid or converted into equity and normal amortization on the remaining notes.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $18,455 and $(430,956) for the nine months ended September 30, 2015 and 2014 respectively, a decrease of $449,411. In the prior year the derivative liability movement reflected a mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credits on the remaining short-term convertible notes and a new derivative liabilities raised on short term debt issued in the prior year.

Net loss

We incurred a net loss of $(2,522,333) and $(3,549,947) for the nine months ended September 30, 2015 and 2014, a decrease of $1,027,614 or 28.9%, respectively and which consists of the various revenue and expense items discussed above.

Net loss attributable to non-controlling interest

The net loss attributable to non-controlling interest represents 40% of the loss reported by NENA for the period since inception to September 31, 2015

A deemed preferred stock dividend of $2,456,781 and $1,604,335 has been disclosed in the statement of operations for the nine months ended September 30, 2015 and 2014, respectively. This amount represents the in-the-money value of the conversion feature of the Series C and the Series B Preferred Stock as of the date of issue. These shares of Series C and Series B Preferred Stock are convertible into common stock at an exercise price of $0.12291665 and $0.10 per share, respectively.

A deemed dividend of 302,948 has been disclosed in the statement of operations for the nine months ended September 30, 2015 and 2014, respectively. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the nine months ended September 30, 2015.

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

We have spent $432,165 on plant and equipment for the nine months ended September 30, 2015, primarily on improvements to the down-hole tool and the development of seven new down-hole tools suitable for the smaller cased American wells.

We have incurred an accumulated deficit of $12,845,919 through September 30, 2015 and incurred negative cash flow from operations of $1,678,868 for the nine months ended September 30, 2015. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort.

Our primary commitments include the minimum commitments under the license agreements and our commitment to invest $1,200,000 into the joint venture based on their cash flow needs, commencing once the agreements have been finalized.

Our minimum commitments under the License Agreement for the next five years is summarized as follows:

Amount

2015	$700,000
2016	1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
$4,700,000

As of September 30, 2015 we had notes, in the principal amount outstanding of $3,000, this note is non-interest bearing and has no fixed repayment terms.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2015 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Company

Our business is difficult to evaluate because we are currently focused on a new line of business and a new business strategy and have very limited operating history and limited information.

We have recently engaged in a new business line involving our Plasma Pulse Technology. We have also recently switched our business model with our entry into a joint venture agreement with Technovita. There is a risk that the joint venture will be unable to successfully operate this new line of business or be able to successfully integrate it with Technovita’s management and structure. The joint venture estimates of capital, personnel and equipment required for our new line of business are based on the experience of management and businesses they are familiar with. The joint venture management has limited direct experience in this new line of business. The joint venture is subject to the risks such as their ability to implement their business plan, market acceptance of the proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of their ability to generate revenues. There is no assurance that the joint venture activities will be successful or will result in any revenues or profit, and the likelihood of their success must be considered in light of the stage of development. Even if the joint venture generates revenue, there can be no assurance that it will be profitable. In addition, no assurance can be given that the joint venture will be able to consummate its business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force the joint venture to modify, alter, significantly delay, or significantly impede the implementation of such plans. The joint venture has insufficient results for investors to use to identify historical trends or even to make quarter to quarter comparisons of its operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We currently have limited revenues from our Plasma Pulse Technology and may not generate any revenue in the near future, if at all, from the use of our technology.

We currently have generated limited revenues from the use of our Plasma Pulse Technology. The majority of the wells that were treated were treated as sample wells to demonstrate the ability of the Plasma Pulse Technology at no cost to the well owner. Therefore there can be no assurance that well owners will determine that the price to be paid by the joint venture customers for their services, whether in the form of a cash payment or profit sharing arrangement, will be deemed to be reasonable and that customers will be willing to pay such prices.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the nine months ended September 30, 2015 and the year ended December 31, 2014, we had net revenues of $91,000 and $190,035, respectively, from our oil recovery business. For the nine months ended September 30, 2015 and the year ended December 31, 2014, we sustained a net loss of $2,522,333 and $5,018,483, respectively.  To date, we have not generated significant revenue from our Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our recent changes in business strategy.

Our future plans and operations may require that we raise additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the nine months ended September 30, 2015 and the year ended December 31, 2014 we raised a total of $14,750,000 from our private placement of Series C Preferred stock to Ervington consummated during February 2015 and $1,103,000 during the period June to August of 2014 and an additional $750,000 from the sale of our Series B Preferred Stock in March 2014. We have used the funds raised in our financings for working capital purposes and intend to acquire an oil well with the funds that were recently raised. However there can be no assurance that we will be able to achieve our goals with the cash on hand or the cash generated from operations.

The joint venture may not be able to service customers with the five tools that we currently have.

The Joint ventures ability to continue to service customers and expand its business is dependent upon us acquiring additional apparatuses to be utilized with the Plasma Pulse Technology. We currently have four down-hole tools that can treat 5 ½ inch cased wells and one new tool that treats 4 ½-inch cased wells and horizontal wells. If the tools should require repair the joint venture may be unable to service customers. In addition, with only five tools, the joint venture can only treat a limited number of wells at a time and are unable to treat wells on days when the tools are in transit from one customer’s well to another well. In addition, only one of the tools can treat the 4 ½-inch cased wells and horizontal wells.

There is no guarantee that the planned joint venture will be successful.

To date, Technovita has treated very limited wells with the Plasma Pulse Technology and therefore there is no guarantee that the Technovita team will be successful in meeting its milestones. Due to limited data about well treatment it is difficult to assess the revenue to be derived from the Canadian wells, which may not perform as expected and may contribute less than 40% to the revenue of the planned joint venture. We will only have a 60% interest in revenue derived from treatment of U.S. wells instead of our current 100% interest. Although Novas has the right to terminate the joint venture if certain milestones are not met, if the milestones are met there can be no assurance that the revenue derived from U.S. wells will not exceed 60% of the revenue of the joint venture. We have not received a valuation or fairness opinion regarding the planned joint venture and its percent ownership in the joint venture. We are required to contribute $1,200,000 to the joint venture that may not be recovered in the event that the joint venture dissolves. In addition, the joint venture will bear the additional costs associated with the additional Technovita management team.

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

We have a License Agreement with Novas Energy Group Limited granting us the right to use certain critical intellectual property which we have sub-licensed to NENA. If we or NENA breach the terms of this agreement, including any failure to make minimum royalty payments required thereunder, the Licensor has the right to terminate the license. If we or NENA were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability or that of NENA to market the Plasma Pulse Technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

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

Demand for the services and products of the joint venture or oil derived from wells we acquire is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.

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

We will be exposed to claims under environmental requirements for wells we acquire and treat and the joint venture will be exposed to claims under environmental requirements for wells it treats. In the United States, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we or the joint venture could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our or the joint ventures conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Existing or future laws, regulations, related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Changes in environmental requirements related to greenhouse gases and climate change may negatively impact demand for the services of the joint venture. For example, oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns). State, national, and international governments and agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.

We rely on a variety of intellectual property rights that the joint venture uses in its services and products. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our services and products may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position and that of the joint venture.

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

We intend to become an exploration stage company.

We intend to use the proceeds from the sale of our Series C Preferred Stock to acquire oil fields and intend to become an exploration stage company which will face a high risk of business failure because of the unique difficulties and uncertainties inherent in oil and gas exploration ventures. Potential investors should be aware of the risks and uncertainties normally encountered by oil and gas exploration companies and the high rate of failure of such companies. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that could be encountered in connection with our planned exploration and followed drilling. These potential problems include, but are not limited to, possible problems relating to exploration and additional costs and expenses that may reduce our current forecast of income and asset value. Additional expenditures related to exploration may not result in the confirmation of anticipated oil and gas reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable oil and gas reserves beyond the reserves that have been proven with historically drilled wells, we may decide to acquire additional exploration and production assets, modify our current leases agreements into deeper horizons or terminate our activities all together. The acquisition of additional fields will be dependent upon us possessing capital resources at that time in order to purchase and/or maintain such concessions. If no funding is available, we may be forced to cease our operations.

Our anticipated future oil drilling and producing operations will involve various risks.

Once we acquire wells and commence oil drilling activities, we will be subject to all the risks normally incident to the operation and development of oil and natural gas properties, including:

•	well blowouts, cratering, explosions and human related accidents
•	mechanical, equipment and pipe failures
•	adverse weather conditions and natural disasters
•	civil disturbances and terrorist activities
•	oil and natural gas price reductions
•	environmental risks stemming from the use, production, handling and disposal of water, waste materials, hydrocarbons and other substances into the air, soil or water title problems
•	limited availability of financing
•	marketing related infrastructure, transportation and processing limitations
•	regulatory compliance issues

We intend to maintain insurance against many potential losses or liabilities arising from well operations in accordance with customary industry practices and in amounts believed by management to be prudent. However, insurance will not protect us against all risks.

Uncertainty of economic conditions, worldwide and in the United States, may have a significant negative effect on operating results, liquidity and financial condition.

Effects of change in domestic and international economic conditions could include a decline in demand for oil and natural gas resulting in decreased oil, and natural gas reserves due to curtailed drilling activity; A decline in reserves would lead to a decline in production, and either a production decline, or a decrease in oil, and natural gas prices, would have a negative impact on our cash flow, profitability and value.

There is competition in the oil and gas industry for acquisition of oil wells and we have limited financial and personnel resources with which to compete.

Competition in the oil and gas industry is extremely intense in all aspects, including but not limited to raising investment capital for exploration and obtaining qualified managerial and technical employees. We are an insignificant participant in the oil and gas industry due to our limited financial and personnel resources. Our competition includes large established oil and gas companies, with substantial capabilities and with greater financial and technical resources than we have, as well as the myriad of other exploration stage companies These companies are able to pay more for development prospects and productive oil and natural gas properties and are able to define, evaluate, bid for, purchase and subsequently drill a greater number of properties and prospects than our financial or human resources permit. As a result of this competition, we may be unable to attract the necessary funding or qualified personnel. If we are unable to successfully compete for funding or for qualified personnel, our activities may be slowed, suspended or terminated, any of which would have a material adverse effect on our ability to continue operations.

Shortages of oil field equipment, services, qualified personnel and resulting cost increases could adversely affect results of operations.

 The demand for qualified and experienced field personnel, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, resulting in periodic shortages. When demand for rigs and equipment increases due to an increase in the number of wells being drilled, there have been shortages of drilling rigs, hydraulic fracturing equipment and personnel and other oilfield equipment. Higher oil and natural gas prices generally stimulate increased demand for, and result in increased prices of, drilling rigs, crews and associated supplies, equipment and services. These shortages or price increases could negatively affect the ability to drill wells and conduct ordinary operations by the operators of the Company’s wells, resulting in an adverse effect on the Company’s financial condition, cash flow and operating results.

Our operations will be subject to permitting requirements.

Oil drilling operations will be subject to permitting requirements which could require us to delay, suspend or terminate our operations. Our operations, including but not limited to any exploitation program, require permits from the U.S. government. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration and/or exploitation, may be materially and adversely affected.

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our amended license agreement grants us a license, which has been sub-licensed to NENA, to utilize the Plasma Pulse Technology in Mexico and the joint venture is anticipated to conduct business in Canada. Doing business internationally involves a number of risks, including:

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

Any of these risks, if encountered, could significantly harm the future international expansion and operations of the joint venture and, consequently, have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are highly dependent upon the continued service and performance of our senior management. The loss of any key employees may significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our and their continued ability to identify, hire, train and motivate qualified personnel. We face intense competition for qualified individuals. We may not be able to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract and retain qualified personnel could impair our ability to implement our business plan.

We may be adversely affected by actions of our competitors.

The market in the oil and gas recovery industry is highly competitive. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition from owners of oil wells as well as large oil and gas companies The ability of the joint venture to compete effectively depends in part on market acceptance of our technology, the environmental impact of our technology and the joint ventures ability to service its customers in a timely manner. There can be no assurance that the joint venture will be able to compete effectively or that it will respond appropriately to industry trends or to activities of competitors.

Most of the potential customers of the joint venture are owners of oil wells and are subject to risks faced by those industries.

We expect the joint venture to derive a significant portion of our future revenues from the implementation of the Plasma Pulse Technology. As a result, it will be subject to risks and uncertainties that affect the oil industry, such as availability of capital, weather and environmental issues, government regulation, and the uncertainty resulting from technological change.

We have no separate independent audit committee. Our full Board of Directors functions as our audit committee and is composed of four directors, none of whom are considered to be independent. This may hinder our Board of Directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no separate audit committee. Our full Board of Directors functions as our audit committee and is comprised of four directors, one of whom has two votes and none of whom are considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

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

If we fail to maintain a minimum bid price of $.01 per share one day per each thirty consecutive days, our stock will no longer be eligible to be traded on the OTCQB and will be traded on the pink sheets. Effective May 1, 2014, the OTC Market Group implemented new eligibility standards for companies traded on the OTCQB that will be gradually phased in over a one year period. Investors of companies that do not meet the eligibility requirements will not have the benefit of the additional disclosure

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the nine months ended September 30, 2015

There were no unregistered sales of equity securities during the quarter ended September 30, 2015 that were not previously reported.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Regulation Number	Exhibit
10.1	Allocation Side Agreement between Novas Energy USA, Inc. Technovita Technologies Corporation and Novas Energy North America, LLC dated November 18, 2015.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 18, 2015	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)
	By:	/s/ John W. Huemoeller II
John W. Huemoeller II, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

