Form 10-K
period 2015-12-31
Propell Technologies Group, Inc.
filed 2016-03-30
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2015

000-53488

Commission file number

PROPELL TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10655 Bammel North Houston Road

Suite 100, Houston, Texas 77086

(Address of principal executive offices)

(713) 227- 0480

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	None
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2015, the last business day of the registrant’s recently completed second quarter, was approximately $57,508,350 based on the closing price at which the common stock was last sold on that date.

The Registrant has 268,558,931 shares of common stock outstanding as of March 15, 2016.

Documents incorporated by reference: None

1

PROPELL TECHNOLOGIES GROUP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements.  All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements.  Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of those words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.

Such risks and uncertainties include the risks noted under “You should refer to Item 1A. “Risk Factors.” section of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Propell,” refer to Propell Technologies Group, Inc.,

Inc. and its subsidiaries.

Item 1.  Business

Overview

Our Company

Propell Technologies, Inc. intends to be an oil exploration and production (“E&P”) acquisition company with the intention to build and grow a base of producing assets by leveraging M&A and operational expertise, and by using advanced technology including Plasma Pulse well treatment which uses no acidization, hydrofracking or other chemicals. Through its wholly owned subsidiary, Novas Energy USA, Inc., and now through its indirect majority owned subsidiary, Novas Energy North America, LLC (“NENA”), the intention is to improve oil production using (the “Plasma Pulse Technology”). Novas has an exclusive, perpetual license to engage significantly in the commercial application of a unique proprietary Plasma-Pulse Treatment (the “Plasma Pulse Technology”) technology in the United States and Mexico, which it licenses from Novas Energy Group Limited (“Licensor”) and sublicenses on an exclusive basis to its majority owned subsidiary, NENA, for use in the United States and Canada. The Plasma Pulse Technology is an Enhanced Oil Recovery methodology and process that has been developed to be environmentally friendly, mobile, time efficient and cost effective. The Plasma Pulse Technology is patented in the USA. We expect the Plasma Pulse Technology to continue to drive new and renewed revenue for energy producers and we believe it has the potential to become a new standard for the entire petroleum industry.

Since February 4, 2013, following the closing of the Share Exchange Agreement with the shareholders of Novas, under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our common stock, our primary focus has shifted to the further development of the Plasma Pulse Technology. The oil recovery technology used by Novas is based on an exclusive, perpetual royalty-bearing license (the “License Agreement”) to engage in the commercial application of the Plasma Pulse Technology entered into on January 30, 2013, as amended in March 2014 and December 23, 2014 with Novas Energy Group Limited (“Licensor”) which granted Novas the right to use the Plasma Pulse Technology in the United States and Mexico to enhance oil production.  The license agreement provides Novas with the right to practice the licensed process and to utilize the Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Plasma Pulse Technology in the United States.

On October 22, 2015, Novas entered into an operating agreement with Technovita Technologies USA, Inc. (“Technovita”) (the “Joint Venture Agreement”) through a newly formed Delaware limited liability company, NENA, whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA. In terms of a side agreement entered into on November 18, 2015, the revenue and expenses incurred by Technovita prior to entering into the operating agreement have been included in the joint venture and consolidated into the Company’s results effective September 1, 2015. In October 2015, Novas entered into a sublicense agreement (the “Novas Sublicense Agreement”) with NENA and the Licensor pursuant to which NENA was granted the right, subject to certain exceptions to be the exclusive provider of the Plasma Pulse Technology for treatment of vertical wells to third parties in the United States. Subject to certain exceptions and pursuant to the terms of Sublicense Agreements (the “Technovita Sublicense Agreement”) that was entered into between Technovita, NENA and Licensor, NENA is the exclusive provider of the Plasma Pulse Technology for treatment of vertical wells to third parties in Canada. Both Novas and Technovita will retain the right to deploy the Plasma Pulse Technology on vertical wells owned by Novas or Technovita in the United States or Canada, respectively.

Although relatively new to the United States and Mexico, the Plasma Pulse Technology has been successfully utilized outside of the United States and Mexico for several years. The Plasma Pulse Technology is patented in the USA.  The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Plasma Pulse Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.

Since March 19, 2013, Novas has used the Plasma Pulse Technology to treat over forty oil and injector wells located in eight states; Louisiana, Oklahoma, Kansas, Texas, California, Tennessee, Colorado and Wyoming. The Plasma Pulse Technology has been shown to increase oil production or injection rates in many of the wells that we have treated. The initial results of this treatment have been very encouraging, however the results on the wells treated may not be indicative of the results of treatment on additional wells. We currently have six tools that we use to perform the treatments in vertical wells with a minimum of 5 ½-inch and 4 ½ casings, but not in horizontal wells.

Initially we offered our services to independent oil wells based on a joint venture model in which we received a percentage of the revenue that our customers derived from additional production resulting from the use of the Plasma Pulse Technology, we have not concluded any further agreements under this joint venture model. We also offered our services on a fee-based model and charged a service fee for use of the Plasma Pulse Technology. In 2014 we treated sixteen wells for service fees. Pursuant to the terms of the Novas Sublicense Agreement, we transferred our exclusive right to utilize the Plasma Pulse Technology to treat vertical wells in the United States to NENA. As such, NENA now has the exclusive right to use the Plasma Pulse Technology for treatment of vertical wells in the United States. We retained, however, the right to utilize the Plasma Pulse Technology to treat wells that we acquire in the United States.

In addition, it is our intention to acquire producing oil fields to generate revenues and we may use the Plasma Pulse Technology on our acquired wells to increase their production.

To date, we derived $349,194 in revenue from our oil enhancement business, no revenue has been recognized from the joint venture arrangement. We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $14,393,474 through December 31, 2015 and there can be no assurance that we will be able to achieve profitability.

The NENA JOINT VENTURE

On October 22, 2015, Novas entered into an operating agreement with Technovita through a newly formed Delaware limited liability company, NENA, whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA. In terms of a side agreement entered into on November 18, 2015, the revenue and expenses incurred by Technovita prior to entering into the operating agreement have been included in the joint venture and consolidated into the Company’s results effective September 1, 2015. To date we have contributed $900,000 to the joint venture.

Subject to certain exceptions and pursuant to the terms of a Novas Sublicense Agreement that was entered into between Novas, NENA and the “Licensor, NENA will be the exclusive provider of the Plasma Pulse Technology   to third parties in the United States for the vertical treatment of wells. Subject to certain exceptions and pursuant to the terms of the Technovita Sublicense Agreement that was entered into between Technovita, NENA and Licensor, NENA is the exclusive provider of the Plasma Pulse Technology to third parties in Canada for the vertical treatment of wells. Notwithstanding the foregoing, both Novas and Technovita have the right to deploy the Plasma Pulse Technology on wells owned by Novas or Technovita in the United States or Canada, respectively. If either Novas or Technovita terminates the Sublicense Agreement with NENA and Licensor, the non- terminating party will receive 100% of the terminating member’s membership interest in NENA.

The business and affairs of NENA are to be managed by or under the direction of the Board of Directors, consisting of five (5) members, three (3) of whom to be appointed by Novas and two (2) of whom to be appointed by Technovita. Currently, the Board consists of four members, of which two of whom have been appointed by Novas. Novas retains the right to appoint an additional Board member. Board approval is required to: (i) incur any indebtedness, pledge or grant liens on any assets or guarantee, assume, endorse or otherwise become responsible for the obligations of any other person, except to the extent approved or authorized in NENA’s budget; (ii) make any loan, advance or capital contribution in any person, except to the extent approved or authorized in the budget; (iii) transfer any equipment necessary in the deployment of the Vertical Technology to any third party; (iv) enter into or effect any transaction or series of related transactions involving the sale of NENA or the sale, lease, license, exchange or other disposition (including by merger, consolidation, sale of assets or similar business transaction) by NENA of any assets in excess of $300,000; (v) appoint or remove NENA’s auditors or make any changes in the accounting methods or policies of NENA (other than as required by GAAP); (vi) enter into or effect any transaction or series of related transactions involving the purchase, lease, license, exchange or other acquisition (including by merger, consolidation, acquisition of stock or acquisition of assets) by NENA of any assets and/or equity interests of any person and/ or assets in excess of $300,000; or (v) enter into or effect any commercial transaction or series of related commercial transactions involving anticipated liabilities or revenues of NENA in excess of $500,000 or that materially vary from NENA’s existing strategy or business plan.

The Joint Venture has provided NENA with access to Technovita’s experienced team, the ability to build one North American brand, the ability to leverage the strength of the combined entity expanding our geographic reach beyond the United States and into Canada.

To date NENA has treated a total of fourteen wells, two in the USA, one in Colorado and one in Kansas and twelve in Alberta, Canada. No revenue has been recognized as yet for these treatments.

Recent Events

On January 1, 2016, we entered into a three-year employment agreement with C. Brian Boutte (the “Boutte Employment Agreement”) to serve as our Chief Executive Officer. Mr. Boutte also serves as our interim Chief Financial Officer and has been appointed to the boards of our subsidiaries, Novas and NENA. Under the terms of the Boutte Employment Agreement, for his service as our Chief Executive Officer, Mr. Boutte receives an annual base salary of $265,000, and an annual performance bonus of up to 55% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by our Board of Directors and Mr. Boutte. Mr. Boutte also received a $60,000 sign on bonus upon commencement of his employment. In connection with the entry into the Boutte Employment Agreement, Mr. Boutte was granted an option award exercisable for 3,000,000 shares of our common stock, which will vest as to 1,000,000 shares on each of the one, two and three-year anniversary of the commencement of his employment with us. In the event of the sale of all of our assets or any field acquired by us during the employment period which sale occurs after the six-month anniversary of his employment and before the two-year anniversary of his termination of employment, the Boutte Employment Agreement provides that Mr. Boutte will receive a bonus equal to 3% of net cash proceeds received by us from such sale after payment of certain costs and expenses. The Boutte Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Boutte as well as a non-compete and non-solicitation provision.

On January 1, 2016, John Huemoeller, II resigned as our Chief Executive Officer, President and Chief Financial Officer. Mr. Huemoeller will remain as a consultant to us for a transition period of up to 90 days on a month-to-month basis at a salary of Eleven Thousand Dollars ($11,000) a month. Mr. Huemoeller’s resignation as Chief Executive Officer, President and Chief Financial Officer did not involve any disagreement with us.

On March 1, 2016, we entered into a three-year Employment Agreement with David S. Ramsey (the “Ramsey Employment Agreement”) to serve as our Chief Operating Officer. Under the Ramsey Employment Agreement, for his service as our Chief Operating Officer, Mr. Ramsey will receive an annual base salary of $220,000 and an annual performance bonus of up to 40% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by our Board of Directors. In connection with the entry into the Ramsey Employment Agreement, Mr. Ramsey was granted an option award exercisable for 1,000,000 shares of our common stock, which will vest as to 333,334 shares on each of the one, two and three-year anniversary of the commencement of his employment with us. In the event of the sale of all of our assets or any field acquired by us during the employment period which sale occurs after the six-month anniversary of his employment and before the two-year anniversary of his termination of employment, the Ramsey Employment Agreement provides that Mr. Boutte will receive a bonus equal to 2% of net cash proceeds received by the Company from such sale after payment of certain costs and expenses. The Ramsey Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Ramsey as well as a non-compete and non-solicitation provision.

Series C Convertible Preferred Stock Issuance

On February 19, 2015, we entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Ervington Investment Limited, an entity organized under the laws of the Republic of Cyprus which is wholly owned by Greenleas International Holdings Ltd., which in turn is wholly owned by Harmony Trust Settlement (“Ervington”), and closed the first tranche of a private placement offering under the Purchase Agreement, raising $5,000,000 in gross proceeds from the sale of 1,525,424 shares of our Series C Preferred Stock (“Series C Preferred Stock”) at a purchase price of $3.277777778 per share. We have agreed to use the net proceeds of the offering for research and development, commercialization of new products, sales and marketing, repayment of debt, accounts payable and administrative expenses.

On June 30, 2015, Ervington Investments closed the second tranche of a private placement offering under the purchase agreement raising an additional $9,750,000 in gross proceeds from the sale of 2,974,576 shares of our Series C Preferred Stock at a purchase price of $3.277777778. We have agreed to use the proceeds for the acquisition, enhancement and maintenance of an oil field and the use of our Plasma Pulse Technology, as applicable.

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

In connection with the Purchase Agreement, Ervington also entered into a stock purchase agreement (the “Secondary Purchase Agreement”) with certain of our stockholders (the “Selling Stockholders”), pursuant to which the Selling Stockholders sold to Ervington an aggregate of 7,624,990 shares of our common stock and 2,437,500 shares of our Series A-1 Preferred Stock (representing 24,375,000 shares of our common stock on an as converted basis) at a purchase price of $.001 per share. In terms of the second closing on June 30, 2015 and in terms of the Secondary Purchase Agreement the Selling Stockholders sold an aggregate 56,677,477 shares of our common stock and 700,000 shares of our Series A-1 Preferred Stock (representing 7,000,000 shares of our common stock on an as converted basis) to Ervington. We also entered into a Stockholders Agreement with the Selling Stockholders and Ervington (the “Stockholders Agreement”) providing that until a Change of Control Transaction (as defined in the Stockholders Agreement), each person a party thereto shall vote all of such person’s shares of our common stock in favor of the designees appointed by Ervington and two additional directors appointed by two of the Selling Stockholders and Ervington agreed to vote its shares in favor of the two designees appointed by the two Selling Stockholders provided that the certain Selling Stockholders continue to own a certain threshold number of shares of our common stock or preferred stock convertible into our common stock. In addition, the Selling Stockholders granted Ervington certain drag along rights in the event of a Change of Control Transaction (as defined in the Stockholders Agreement) and Ervington and its affiliates were granted certain rights of first refusal.

In accordance with the terms of the Series C Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”), Ervington appointed Ivan Persiyanov to serve as a director, holding two votes and after the Second tranche closing, Ervington appointed Maria Damianou to serve as a director, holding one vote. In addition, James Fuller, Mark Kalow and Dan Steffens resigned from the Board of Directors effective upon the closing.

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

Generally, holders of Series C Preferred Stock will, on an as-converted basis, vote together with the common stock as a single class.  Upon the issuance of at least 1,500,000 shares of Series C Preferred Stock the holders of the Series C Preferred Stock as a class are entitled to elect either two directors holding one vote or one director holding two votes. Upon the issuance of an aggregate of 4,500,000 shares of Series C Preferred Stock, which issuance occurred upon the closing of the second tranche, the holders of the Series C Preferred Stock are entitled to elect either three directors holding one vote each, one director holding three votes or two directors, or one director holding two votes and another director holding one vote.

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

Strengths and Competitive Advantages

We believe that the following are key attributes of our company:

•	The ability to acquire conventional assets with existing production and upside in known hydrocarbon plays, and enhance production with selective applications of Plasma Pulse Technology.

•	The Plasma Pulse Technology treatment is fast and is typically completed in a matter of hours;

•	After treatment with our licensed technology, the well goes back into production immediately;

•	To date, our licensed technology has been safe with in excess of 200 wells treated with the Plasma Pulse Technology with no know material damage;

•	Our licensed technology does not use any chemicals or water.

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

Available Information

Additional information about Propell is contained at our website, www.propell.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports we electronically filed such material with, or furnish it to, the SEC. Our principal offices are located at 10655 Bammel North Houston Road, Suite 100, Houston, Texas, 77086. Our telephone number is (713) 227-0480 and our facsimile number is (713) 513-5700. Our fiscal year end is December 31.

Plasma Pulse Technology

On January 30, 2013, Novas entered into the exclusive, perpetual royalty bearing License Agreement with the Licensor, which was amended in March 2014 and further amended on December 23, 2014, that granted Novas the right to practice, develop, use, market and commercialize the proprietary process of the Licensor, which consists of a specially designed apparatus and certain proprietary technology, methods and processes that may be applied to enhance the production of hydrocarbon deposits using metallic plasma-generated, directed, non-linear, wide-band and elastic oscillations at resonance frequencies.   The amended License Agreement provides Novas with the right to practice the licensed process and to utilize the Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Plasma Pulse Technology in the United States and Mexico. The amended License Agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Plasma Pulse Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Plasma Pulse Technology. The process has been successfully utilized outside of the United States and Mexico for several years. The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Plasma Pulse Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.  Most of our tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells.  We developed U.S. made tools to treat 4 ½-inch cased wells and have recently begun using the tools.

To date, we have used the Plasma Pulse Technology to treat over forty wells in the United States in eight states; Kansas, Louisiana, Oklahoma, Wyoming, California, Tennessee, Colorado and Texas, and twelve wells in Alberta, Canada. Many of the wells experienced an increase in oil production or injection rates after being treated with the Plasma Pulse Technology. Due to the fact that several wells we have treated had no prior operating history, operators that pay for the service are not required to deliver data and others have required that we maintain the confidentiality of the results of our treatments, we are unable to disclose the percent increase in oil production resulting from use of our technology for all wells that we have treated with the Plasma Pulse Technology.

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

Numerous companies have utilized the Plasma Pulse Technology that Novas has licensed in the treatment and stimulation of oil wells throughout the Russian Federation, China, Kazakhstan, Uzbekistan and Czech Republic. The tool and subsequent well treatment have been credited with increasing oil production and injector well fluid flow in over 150 wells outside of the United States in Russia and China. It does so without any chemicals associated with hydraulic fracturing and therefore is deemed to be environmentally friendly. The treatment was created to clear the well drainage area of sedimentation clogging at the perforation zone.

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

Additionally, when selecting a target well or oil field NENA analyze the various soil formations such as limestone, sandstone, tight sand, dolomite, shale or clay.  NENA also analyzes well logs and the reservoir drive system (water, gas, gravity) and water cuts.  Depending upon the analysis of a candidate well a unique treatment plan is developed which includes the frequency, timing and magnitude of the plasma pulses.

Our Industry

According to the U.S. Energy Information Administration (EIA) 2014, the United States produced an estimated 3.2 billion barrels of crude oil and lease condensate in 2014 (over 8.7 million barrels/day), an increase of about 17% from 2013. This level represents the country's sixth consecutive annual production increase. Production from the Lower 48 states was 19% above the 2013 level. Alaska experienced a 2% production decline.

According to U.S. Crude Oil and Natural Gas Proved Reserves, 2014, released by the U.S. Energy Information Administration (EIA), U.S. crude oil proved reserves increased in 2014 for the sixth year in a row exceeding 39 billion barrels for the first time since 1972 with a net addition of 3.4 billion barrels of proved oil reserves (a 9% increase). U.S. natural gas proved reserves increased 10% in 2014, raising the U.S. total to a record 388.8 trillion cubic feet.

Texas added 2.1 billion barrels of crude oil and lease condensate proved reserves (the largest increase of any state in 2014), mostly located within the Texas portion of the Permian Basin and the Eagle Ford Shale play. North Dakota added 0.4 billion barrels of crude oil and lease condensate proved reserves (the second-largest increase in 2014) mostly from the Bakken Shale play.

The vast majority of US production increases and reserve additions is due to hydraulic fracturing of unconventional resources (tight sands and shales). Hydraulic fracturing is the fracturing of various rock layers by a pressurized liquid. Some hydraulic fractures form naturally—certain veins or dikes are examples—and can create conduits along which gas and petroleum from source rocks may migrate to reservoir rocks. Induced hydraulic fracturing, commonly known as fracking, is a technique in which usually a large amount of water is mixed with sand and/or chemicals (a different technique where only chemicals are used is referred to as acidizing). This mixture is injected at high pressure into faults to release petroleum, natural gas (including shale gas, tight gas, and coal seam gas), or other substances for extraction. This type of fracturing creates fractures from a wellbore drilled into reservoir rock formations.

Of the approximately 45,000 total wells drilled in the United States during 2012 we estimated that 31,500 or 70.0% were oil wells and the remainder gas wells that are not part of our target market.  Of the 31,500 oil wells drilled approximately 15,750 or 50% were vertical wells. We believe that the size of the market will continue to grow for our technology as we already have the ability to treat certain existing wells. However due to the recent drop in oil prices from $80 per barrel in December 2014 to $45 per barrel on March 20, 2015, the number of drilling rigs have fallen by 734 from 1,803 on March 20, 2014 to 1,069 on March 20, 2015 (Baker Hughes Rig Counts). Therefore, the number of new wells that were drilled in 2015 were considerably less than the last few years.

Our Plan

On a go forward basis, we intend to acquire and grow a base of conventional producing assets by leveraging M&A and operational expertise, and by using Plasma Pulse well treatment, coupled with the expectation of a corresponding development of untapped hydrocarbon reserves once oil supply/ demand rebalances and prices rebound to produce revenue; however, there can be no assurance that we will generate sufficient revenues to cover our operating costs.

Since entering into the Sublicense Agreement with NENA, we no longer directly perform well treatment services and instead such services are performed by NENA in the USA and through the Technovita Sublicense Agreement, NENA has the exclusive right to use the Plasma Pulse Technology in Canada. The joint venture provides us with access to Technovita’s experienced team, the ability to build one North American brand, the ability to leverage the strength of the combined entity expanding our geographic reach beyond the United States and into Canada. To date, we have not derived any revenue form the operations of NENA.

Intellectual Property

We license the “Plasma-Pulse Technology” from the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license we entered into in January 2013, which was amended in March 2014 and further amended on December 23, 2014. The amended license agreement provides us with the exclusive right to develop, use, market and commercialize the Plasma Pulse Technology for ourselves and/or third parties, sublicense and provide related services to third parties in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Plasma Pulse Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Plasma Pulse Technology.  The license is limited to the United States and Mexico.  It also provides that we will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the second amendment to the license agreement) and Sublicensing Consideration (as defined in the second amendment to the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. Under certain circumstances, we have the right to make additional cash payments to cover certain royalty payment deficiencies.   All royalty payments made by us as well as sublicensing revenue paid by us to Licensor are credited towards the minimum royalty payment. Royalties based on revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. If the minimum royalty is not timely paid with respect to one of the two territories, the Licensor has the right to terminate the license with respect to that particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. Subsequent to year end, the additional $200,000 due to the Licensor on June 30, 2015 was waived.  The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and we are responsible for costs of obtaining marketing approvals.   The Licensor has the right to terminate the license agreement upon our breach or default.  If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the Plasma Pulse Technology and patent rights in the United States shall become our property.

Marketing

To date, we have presented our technology at several conferences focused on worldwide energy concerns. We have presented at Energy Prospectus Group, the Winter North American Prospect Expo (NAPE), GHS 100 Energy Conference, HIS CERA Week 2013, See Thru Investor Convention and the Total Energy USA Conference.

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

Competition

Competition in the oil industry is intense.  We will compete with other technologies such as gas injection, polymer flooding, microbial injection and thermal methods. As a new technology, we will compete with many of the other technologies that have been proven to be economically successful in enhancing oil production in the United States. We also actively compete against other oil companies with substantial financial and other resources.

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

We have recently engaged in a new business line involving our Plasma Pulse Technology. We have also recently switched our business model with our entry into a Joint Venture Agreement with Technovita. There is a risk that the joint venture will be unable to successfully operate this new line of business or be able to successfully integrate it with Technovita’s management and structure. The joint venture estimates of capital, personnel and equipment required for our new line of business are based on the experience of management and businesses they are familiar with. The joint venture management has limited direct experience in this new line of business. The joint venture is subject to the risks such as their ability to implement their business plan, market acceptance of the proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of their ability to generate revenues. There is no assurance that the joint venture activities will be successful or will result in any revenues or profit, and the likelihood of their success must be considered in light of the stage of development. To date, we have not derived any revenue from the joint venture. Even if the joint venture generates revenue, there can be no assurance that it will be profitable. In addition, no assurance can be given that the joint venture will be able to consummate its business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force the joint venture to modify, alter, significantly delay, or significantly impede the implementation of such plans. The joint venture has insufficient results for investors to use to identify historical trends or even to make quarter-to-quarter comparisons of its operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We currently have limited revenues from our Plasma Pulse Technology and may not generate any revenue in the near future, if at all, from the use of our technology.

We currently have generated limited revenues from the use of our Plasma Pulse Technology. To date, we have not derived any revenue from the joint venture. The majority of the wells that were treated were treated as sample wells to demonstrate the ability of the Plasma Pulse Technology at no cost to the well owner. Therefore, there can be no assurance that well owners will determine that the price to be paid by the joint venture customers for their services, whether in the form of a cash payment or profit sharing arrangement, will be deemed to be reasonable and that customers will be willing to pay such prices.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the years ended December 31, 2015 and 2014, respectively, we had net revenues of $91,000 and $190,035, respectively, from our oil recovery business. For the years ended December 31, 2015 and 2014, we sustained a net loss of $4,331,980 and $5,018,483, respectively.  To date, we have not generated significant revenue from the Plasma Pulse Technology and NENA has not generated any revenue from the Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our recent changes in business strategy.

Our future plans and operations may require that we raise additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the year ended December 31, 2015 and the year ended December 31, 2014 we raised a total of $14,750,000 from our private placement of Series C Preferred stock to Ervington consummated during February and June 2015 and $1,103,000 during the period June to August of 2014 and an additional $750,000 from the sale of our Series B Preferred Stock in March 2014. We have used the funds raised in our financings for working capital purposes and intend to acquire an oil well with the funds that were recently raised. However, there can be no assurance that we will be able to achieve our goals with the cash on hand or the cash generated from operations.

The joint venture may not be able to service customers with the six tools that we currently have.

The joint ventures ability to continue to service customers and expand its business is dependent upon it acquiring additional apparatuses to be utilized with the Plasma Pulse Technology. We currently have six down-hole tools that can treat 5 ½ inch cased wells and one new tool that treats 4 ½-inch cased wells and horizontal wells. If the tools should require repair the joint venture may be unable to service customers. In addition, with only nine tools, the joint venture can only treat a limited number of wells at a time and are unable to treat wells on days when the tools are in transit from one customer’s well to another well. In addition, only one of the tools can treat the 4 ½-inch cased wells and horizontal wells.

There is no guarantee that the planned joint venture will be successful.

To date, Technovita has treated very limited wells with the Plasma Pulse Technology and therefore there is no guarantee that the Technovita team will be successful in meeting its milestones. Due to limited data about well treatment it is difficult to assess the revenue to be derived from the Canadian wells, which may not perform as expected and may contribute less than 40% to the revenue of the planned joint venture. We will only have a 60% interest in revenue derived from treatment of U.S. wells instead of our current 100% interest. Although Novas has the right to terminate the joint venture if certain milestones are not met, if the milestones are met there can be no assurance that the revenue derived from U.S. wells will not exceed 60% of the revenue of the joint venture. We did not receive a valuation or fairness opinion regarding the joint venture and Novas’ percent ownership in the joint venture. To date, we have contributed $900,000 to the joint venture and are required to contribute and additional $300.000 to the joint venture that may not be recovered in the event that the joint venture dissolves. In addition, the joint venture will bear the additional costs associated with the additional Technovita management team.

There is uncertainty as to market acceptance of the Plasma Pulse Technology and products.

The Plasma Pulse Technology that we license has been utilized in the United States on a limited basis. NENA has not yet generated any revenue from the Plasma Pulse Technology and prior to sublicensing the Plasma Pulse Technology to NENA, we had not generated significant revenue from the Plasma Pulse Technology and there can be no assurance that the Plasma Pulse Technology will be accepted in the market or that NENA’s commercialization efforts will be successful.

The results of the application of our technology for initial well treatments may not support future well treatments and are not necessarily predictive of future long-term results on the wells for which the initial data is favorable.

To date, we have applied the licensed Plasma Pulse Technology to treat over forty wells in the USA and an additional twelve wells in Canada, and we do not have long terms results on the wells that were treated. Of such wells, we have seen improvement results in many wells. Favorable results in our early treatments may not last and may not be repeated in later treatments of other wells. Success in early treatments does not ensure that wells treated at a later date will be successful. Additionally, collecting treatment data results is not always possible as operators that pay for the service are not required to deliver data or we are required to work under non-disclosure agreements.

We rely on a license to use the Plasma Pulse Technology that is material to our business and if the agreement were to be terminated, it would halt our ability to market our technology, as well as have an immediate material adverse effect on our business, operating results and financial condition.

We have a License Agreement with the Licensor granting us the right to use certain critical intellectual property, which we have sub-licensed to NENA. If we or NENA breach the terms of this agreement, including any failure to make minimum royalty payments required thereunder, the Licensor has the right to terminate the license. If we or NENA were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability or that of NENA to market the Plasma Pulse Technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

We may be unable to generate sufficient revenues to meet the minimum royalties under our license agreement.

The License Agreement with the Licensor requires us to pay aggregate minimum royalty payments of $1,000,000 per year; however, no minimum royalty payment is due prior to (i) December 31, 2015 with respect to Mexican operations and (ii) the three-year anniversary of the license agreement with respect to the United States operations. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license agreement with respect to a certain territory under certain circumstances and in certain other circumstances has the right to terminate the entire agreement. Subsequent to year end, the $200,000 due with respect to our license to operate in Mexico was waived. To date, we have not generated enough revenue to pay minimum royalty payments. No assurance can be given that the joint venture or we will generate sufficient revenue to make these minimum royalty payments. Any failure to make the payments would permit the Licensor to terminate the license. If we were to lose or otherwise be unable to maintain this license, it would halt our ability to market our technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

The beneficial ownership of a significant percentage of our common stock gives Ervington effective control of us, and limits the influence of other shareholders on important policy and management issues.

Ervington currently beneficially owns approximately 50.9% of our voting shares on a fully diluted basis (including outstanding options, warrants and convertible instruments). In addition, Ervington currently has the right to three votes on our board of directors and has appointed two members with an aggregate of three votes, which constitutes a majority of the votes on our board of directors. As a result of these appointment rights and its voting control of our company, Ervington has the power to control the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. Ervington’s control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depress the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to Ervington’s ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our company.

Trends in oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. The recent decline in oil prices from $80 per barrel in December 2014 to $40 per barrel in December 2015 has resulted in a decline in oil drilling which has depressed the immediate level of exploration, development, and production activity, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and natural gas include:

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

We intend to become an exploitation and production stage company.

We intend to use the proceeds from the sale of our Series C Preferred Stock to acquire oil fields and intend to become an exploitation and production stage company which will face a high risk of business failure because of the unique difficulties and uncertainties inherent in oil and gas exploitation ventures. Potential investors should be aware of the risks and uncertainties normally encountered by oil and gas companies and the high rate of failure of such companies. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that could be encountered in connection with our planned exploitation and followed drilling. These potential problems include, but are not limited to, possible problems relating to exploitation and additional costs and expenses that may reduce our current forecast of income and asset value. Additional expenditures related to exploitation may not result in the confirmation of anticipated oil and gas reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral development and often result in unsuccessful efforts. The acquisition of additional fields will be dependent upon us possessing capital resources at that time in order to purchase and/or maintain such concessions. If no funding is available, we may be forced to cease our exploitation activities.

Our anticipated future oil drilling and producing operations will involve various risks.

Once we acquire wells and commence oil exploitation activities, we will be subject to all the risks normally incident to the operation and development of oil and natural gas properties, including:

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

Uncertainty of economic conditions, worldwide and in the United States may have a significant negative effect on operating results, liquidity and financial condition.

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

Competition in the oil and gas industry is extremely intense in all aspects, including but not limited to raising investment capital and obtaining qualified managerial and technical employees. We are an insignificant participant in the oil and gas industry due to our limited financial and personnel resources. Our competition includes large established oil and gas companies, with substantial capabilities and with greater financial and technical resources than we have, as well as the myriad of other small stage companies. These companies are able to pay more for development prospects and productive oil and natural gas properties and are able to define, evaluate, bid for, purchase and subsequently drill a greater number of properties and prospects than our financial or human resources permit. As a result of this competition, we may be unable to attract the necessary funding or qualified personnel. If we are unable to successfully compete for funding or for qualified personnel, our activities may be slowed, suspended or terminated, any of which would have a material adverse effect on our ability to continue operations.

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

Oil drilling operations will be subject to permitting requirements, which could require us to delay, suspend or terminate our operations. Our operations, including but not limited to any exploitation program, require permits from the U.S. government. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration and/or exploitation, may be materially and adversely affected.

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

Our amended license agreement grants us a license, which has been sub-licensed to NENA, to utilize the Plasma Pulse Technology in Mexico and the joint venture is anticipated to conduct business in Canada. Doing business internationally involves a number of risks, including:

•	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or NENA to obtain regulatory approvals for the sale or use of our technology in various countries;

•	difficulties in managing foreign operations;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations; ·

•	reduced protection for intellectual property rights;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•	failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over activities.

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

Our Board of Directors, which does not have a majority of independent directors, acts as our compensation committee, which presents the risk that compensation and benefits paid to these executive officers that are board members and other officers may not be commensurate with our financial performance.

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

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of our preferred or common stock and we do not expect to pay cash dividends in the foreseeable future on our common stock. Our Series C Preferred Stock accrues dividends at the rate of 4% per annum of the stated price, which initially is $3.277777778 payable annually in arrears on December 31 of each year. In addition, our Series B Preferred Stock accrues dividends at the rate of 8% per annum of the stated price, which initially is $10.00 payable annually in arrears on December 31 of each year. Other than dividend payments on the preferred stock we intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our preferred or common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

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

If we fail to maintain a minimum bid price of $.01 per share one day per each thirty consecutive days, our stock will no longer be eligible to be traded on the OTCQB and will be traded on the pink sheets. Effective May 1, 2014, the OTC Market Group implemented new eligibility standards for companies traded on the OTCQB that include enhanced disclosure requirements. Investors of companies that do not meet the eligibility requirements will not have the benefit of the additional disclosure

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

The Company leased approximately 2,300 square feet of office space in Houston, Texas, the original term of the lease agreement terminated on January 31, 2014 with automatic renewals for six month periods unless 60 days written notice is given prior to renewal. The rental is $2,200 per month. This lease was automatically renewed on October 1, 2015 to January 31, 2016. This lease has subsequently terminated as the Company has entered into a lease agreement for another property.

We lease a loft space in Houston, Texas from a related party in terms of a lease agreement entered into on September 1, 2015 and expiring on May 31, 2016. The lease provides for automatic renewal on a month-to-month basis unless 60 days written notice is given to terminate the lease. The monthly rental is $3,260 per month.

We entered into lease agreement for approximately 3,733 square feet of office and warehouse space in Houston, the term of the lease is for 39 months commencing on March 1, 2016 and terminating on May 31, 2019. The lease provides for the first month to be rent-free, the fourteenth month to be rent-free and the twenty-seventh month to be rent-free. Monthly rentals, including estimated operating costs, for the first 12 months, excluding the free rental month amount to approximately $3,410 per month, escalating at a rate of 1.7% per annum, after excluding the free rental months.

We do not own any real property. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3.   Legal Proceedings.

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Price Range of Common Stock

Since April 2010 our common stock has traded on the OTCQB under the symbol PROP.  From April 23, 2010 until the date of this report, our common stock traded on the OTC Bulletin Board. Prior to that date, there was no active market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated.

	High	Low
Fiscal Year 2015
First Quarter	$0.25	0.11
Second Quarter	$0.15	0.13
Third Quarter	$0.21	0.11
Fourth Quarter	$0.18	0.05

Fiscal Year 2014
First Quarter	$0.46	0.15
Second Quarter	$0.30	0.21
Third Quarter	$0.25	0.15
Fourth Quarter	$0.22	0.14

The last reported sale price of our common stock on the OTC Bulletin board on March 24, 2016 was $0.07 per share.

Holders

As of March 24, 2016, there were approximately 125 holders of record of our common stock.

Dividend Policy

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

(b)	Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We did not sell any equity securities during the year ended December 31, 2015 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the Securities and Exchange Commission.

All other sales of unregistered securities have been previously disclosed in our filings with the Securities and Exchange Commission.

(c)	Securities Authorized for Issuance under Equity Compensation Plans

Propell Corporation 2008 Stock Option Plan

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 2,100,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 380,950 options as of December 31, 2015 under the Plan. In addition, we granted 10,000,000 shares of restricted stock to John Huemoeller that were not issued pursuant to the Plan, of which 5,000,000 shares was vested as of December 31, 2015, the remaining 5,000,000 vested on January 1, 2016 when the employment agreement with John Huemoeller terminated. John Zotos was also granted 3,000,000 shares of restricted stock that were not issued pursuant to the plan, 2,000,000 of the shares were vested as of December 31, 2015 and the remaining 1,000,000 shares vest on March 31, 2016. The restricted stock grants were in lieu of the options that had previously been granted to Messrs. Huemoeller and Zotos, which options were canceled on December 5, 2014.

Set forth below is detail with respect to issuances under the Plan.

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	380,950	$0.90	1,719,050

Equity compensation plans not approved by security holders	-	-	-

Total	380,950	0.90	1,719,050

On January 1, 2016, we issued 3,000,000 five-year common stock options exercisable at a price of $0.09 per share to our newly appointed CEO, Brian Boutte. These options vest as to 1,000,000 on the first anniversary of the grant date, 1,000,000 on the second anniversary of the grant date and a further 1,000,000 on the third anniversary of the grant date.

On March 1, 2016, we issued 1,000,000 five-year common stock options exercisable at a price of $0.08 per share to our newly appointed COO, David Ramsey. These options vest as to 1,000,000 on the first anniversary of the grant date, 1,000,000 on the second anniversary of the grant date and a further 1,000,000 on the third anniversary of the grant date.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2015.

Item 6.   Selected Financial Data

This item is omitted as not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

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

Overview and Financial Condition

Our Company

We are engaged in the commercial application of a proprietary Plasma Pulse Technology to enhance the recovery of oil in the United States and Mexico.  We began introducing the Plasma Pulse Technology in the United States through Novas on a limited basis in March 2013. Prior to this, all of our revenue had been derived from our e-commerce and other lines of business, which we discontinued, effective December 31, 2013, to enable us to focus all of our attention to our oil recovery business.

Since February 4, 2013, our primary focus has been to the further development of our licensed oil recovery technology. The Plasma Pulse Technology used by Novas, which has been sublicensed to NENA for use in the United States, is based on an exclusive, perpetual royalty-bearing license to engage in the commercial application of the proprietary Plasma Pulse Technology entered into on January 30, 2013, as amended in March 2014 and December 23, 2014 with the Licensor which granted Novas the right to use the Plasma Pulse Technology in the United States and Mexico to enhance oil production.  The License Agreement provides Novas with the right to practice the licensed process and to utilize the Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Plasma Pulse Technology in the United States. The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone.  When initiated, the tool delivers metallic plasma-generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas.  The Plasma Pulse Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently.

During 2014, we offered our services to independent oil wells based on a joint venture model in which we received a percentage of the revenue that our customers derived from additional production resulting from the use of the Plasma Pulse Technology, we have not concluded any further agreements under this joint venture model. We also offered our services on a fee based model and charged a service fee for use of the Plasma Pulse Technology. In 2014 we treated sixteen wells for service fees. Pursuant to the terms of the Novas Sublicense Agreement, we no longer have the right to utilize the Plasma Pulse Technology to treat vertical wells in the United States and instead NENA now has the exclusive right to use the Plasma Pulse Technology for treatment of vertical wells in the United States. We do have the right to utilize the Plasma Pulse Technology to treat wells that we acquire in the United States. It is our intention to acquire oil fields to generate revenues and to use the Plasma Pulse Technology on our acquired wells to increase their production.

To date, we derived $349,194 in revenue from our oil enhancement business, no revenue has been recognized from the joint venture arrangement. We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $14,393,474 through December 31, 2015 and there can be no assurance that we will be able to achieve profitability.

On October 22, 2015, Novas entered into an operating agreement with Technovita through the newly formed Delaware limited liability company, NENA whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA.

Subject to certain exceptions and pursuant to the terms of the Novas Sublicense Agreement, NENA is the exclusive provider of the Plasma Pulse Technology to third parties in the United States for the treatment of vertical wells. Subject to certain exceptions and pursuant to the terms of Technovita Sublicense Agreement, NENA is the exclusive provider of the Vertical Technology to third parties in Canada. Notwithstanding the foregoing, both Novas and Technovita retained the right to deploy the Vertical Technology on wells owned by Novas or Technovita in the United States or Canada, respectively. If either Novas or Technovita terminates the Sublicense Agreement with NENA and Licensor, the non- terminating party will receive 100% of the terminating member’s membership interest in NENA.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2015 and December 31, 2014, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the year ended December 31, 2015 and December 31, 2014

Net revenues

Net revenues were $91,000 and $190,035 for the year ended December 31, 2015 and 2014 respectively, a decrease of $99,035 or 52.1%. The revenues consist of $91,000 earned on the treatment of several wells in the USA by Novas prior to the entry into of the Novas Sublicense Agreement. The revenue from the prior year represented amortization of a once off licensing fee and initial set up revenues for a well treatment project undertaken in Mexico of $40,000, which has subsequently been terminated and renegotiated with another vendor and revenue from the treatment of several wells in the USA amounting to $150,027. Revenue has been sporadic as the business is being developed and comparison to prior periods during this development stage has limited value in aiding a business analysis.

There has been no recognizable revenue produced by the joint venture for the current year, primarily due to the current market conditions faced by the oil and gas industry, with market prices of hydrocarbon products currently at multi-year low points.

Cost of goods sold

Cost of goods sold was $272,650 and $232,912 for the year ended December 31, 2015 and 2014, respectively, an increase of $39,738 or 17.0%. Cost of goods sold during the current year, primarily represents engineering services provided by third party contractors to Novas which were contracted on a monthly basis and   is not correlated to the revenues earned and non-recoverable well treatments costs incurred by the NENA joint venture. Cost of goods sold in the prior year represents non-recoverable set up fees including engineering costs and travel costs incurred on the Mexico project, offset by cost recovery fees charged to our customer.

Gross (loss)

Gross (loss) was $(181,650) and $(42,877) for the year ended December 31, 2015 and 2014, respectively, an increase of $138,773 or 323.6%. This primarily represents engineering services provided by third party contractors and non-recoverable treatment costs incurred by the NENA joint venture, which have been expensed.

Total expenses

Total expenses were $4,085,060 and $4,148,365 for the year ended December 31, 2015 and 2014, respectively, a decrease of $63,305 or 1.5%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $1,606,572 and $2,765,470 for the year ended December 31, 2015 and 2014, respectively, a decrease of $1,158,898 or 41.9%. The current year charge includes a charge of $1,536,572 for restricted stock issued to our former Chief Executive Officer, John Huemoeller, including an accelerated charge of $571,429 upon termination of his employment, which resulted in the remaining restricted shares becoming fully vested on January 1, 2016. In the prior year, the charge included $540,000 for restricted stock issued to one of our directors, John Zotos, in terms of a consulting agreement entered into with him and a charge of $302,347 for shares issued to certain consultants and advisors for work performed, and a further $1,439,502 for the amortization of stock options, primarily issued to John Huemoeller and John Zotos which were cancelled on December 5, 2014 and replaced with the restricted stock awards;
•	General and administrative expenditure was $742,559 and $653,962 for the year ended December 31, 2015 and 2014, respectively, an increase of $88,597 or 13.5%. This increase was offset by a decrease in travel expenditure of $80,704 over the prior year due to a reduction in travel to Mexico; in the prior year we were setting up operation in Mexico. Payroll expenses increased by $135,066 primarily due to the salaries and wage expense incurred in NENA, the joint venture arrangement we entered into in October 2015, insurance expense increased by 18,972 due to increased coverage and the additional insurance expense incurred on the NENA joint venture and rent expense increased by $21,751 due to the NENA joint venture entered into in October 2015 and an increase in the rental expense incurred on the apartment lease for our former Chief Executive Officer, in the previous year only a portion of the apartment was sub-let.
•	Professional fees were $1,162,754 and $435,549 for the year ended December 31, 2015 and 2014, respectively, an increase of $727,205 or 167.0%. The increase is primarily due to (i) recruitment costs of $220,242, incurred to recruit our newly appointed Chief Executive Officer and the vice president of the NENA joint venture; (ii) contractors fees of $264,265 incurred in the NENA joint venture on contract personnel used to operate the venture; (iii) an increase in legal expenditure of $167,960 primarily due to the legal costs incurred in consummating the Series C Preferred Stock financing by Ervington Investments; and (iv) legal expenses of $42,495 spent on filing patents over the Plasma Pulse Technology.
•	Consulting fees were $390,914 and $204,091 for the year ended December 31, 2015 and 2014, respectively, an increase of $186,823 or 91.5%, primarily due to consulting fees incurred by the NENA joint venture, consultants were employed by the joint venture as part of its management infrastructure.

Other (expense) income

Other expense in the current year included severance costs incurred in terms of the termination of the employment agreement with our previous CEO. In the prior year other income of $150,000 consisted of a gain realized on the forgiveness of the license fee accrual by the licensor.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $52,662 and $527,830 for the year ended December 31, 2015 and 2014, respectively. All debt was repaid during the first quarter of the current year. In the prior year, the amortization of debt and finance costs, included a penalty interest of $122,399 on the early settlement of convertible debt before conversion took place, the amortization of debt discount on long-term notes of $295,979 which includes the accelerated amortization of debt discount on long term notes which were converted into common stock during the prior year, the amortization of $56,913 on short-term convertible notes which was also accelerated due to the conversion and repayment of some of the outstanding short-term notes into equity and an interest accrual of $52,173.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $18,455 and $449,411 for the year ended December 31, 2015 and 2014, respectively, an increase of $467,866 or 104.1%. The current year movement was due to the elimination of the remaining derivative liability on the repayment and conversion of all outstanding convertible notes. In the prior year the derivative liability movement reflected a mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credits on the remaining short-term convertible notes and a new derivative liabilities raised on short term debt issued in the prior year.

Net loss

We incurred a net loss of $4,331,980 and $5,018,483 for the year ended December 31, 2015 and 2014, a decrease of $686,503 or 13.7%, respectively and which consists of the various revenue and expense items discussed above.

A deemed preferred stock dividend of $2,456,781 and $1,604,335 has been disclosed in the statement of operations for the year ended December 31. 2015 and 2014, respectively. This amount represents the in-the-money value of the conversion feature of the Series C and the Series B Preferred Stock as of the date of issue. These shares of Series C and Series B Preferred Stock are convertible into common stock at an exercise price of $0.12291665 and $0.10 per share, respectively.

A deemed dividend of $460,734 has been disclosed in the statement of operations for the year ended December 31, 2015. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the year ended December 31, 2015.

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

We have spent $438,157 on plant and equipment for the year ended December 31, 2015, primarily on improvements to the down-hole tool and the development of seven new down-hole tools suitable for the smaller cased American wells.

We have incurred an accumulated deficit of $14,393,474 through December 31, 2015 and incurred negative cash flow from operations of $2,956,543 for the year ended December 31, 2015. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort.

Our primary commitments include the minimum commitments under the license agreements and our commitment to invest a further $300,000 in NENA, over and above the $900,000 invested in NENA as of December 31, 2015, based on their cash flow needs.

Our primary financial commitments on the date hereof are payments owed under the License Agreement. The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2016	$1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
2020	1,000,000
$5,000,000

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this Management Discussion & Analysis, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2015

Revenue Recognition

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, deposits, accounts payable, accrued liabilities, notes payable, and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments. The recorded derivative liabilities during the years ended December 31, 2015 were noted as subject to level III fair value measurements. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

Item 8.  Financial statements and Supplementary data

PROPELL TECHNOLOGIES GROUP, INC.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Propell Technologies Group Inc.

We have audited the accompanying consolidated balance sheets of Propell Technologies Group, Inc. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with generally accepted accounting principles in the United States.

/s/RBSM, LLP

RBSM LLP

Certified Public Accountants

New York, New York

March 30, 2016

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Propell Technologies Group Inc.

We have audited the accompanying consolidated balance sheet of Propell Technologies Group, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with generally accepted accounting principles in the United States.

/s/Liggett & Webb P.A.

Liggett & Webb P.A.

Certified Public Accountants

New York, New York

March 30, 2015

PROPELL TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets

Current Assets
Cash	$11,700,143	$40,844
Accounts receivable	913	5,892
Prepaid expenses	227,010	13,031
Total Current Assets	11,928,066	59,767

Non-Current Assets
Plant and equipment, net	690,538	319,574
Intangibles, net	227,500	297,500
Deposits	2,200	2,200
Total Non-Current Assets	920,238	619,274
Total Assets	$12,848,304	$679,041

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$150,071	$347,437
Accounts payable - related parties	1,000	-
Accrued expenses and other payables	290,947	240,426
Notes payable	3,000	117,489
Convertible notes payable, net	-	183,109
Derivative financial liabilities	-	18,455
Total Current Liabilities	445,018	906,916

Long Term Liabilities
Convertible notes payable, net	-	6,220
Total Long Term Liabilities	-	6,220
Total Liabilities	445,018	913,136

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares and 5,000,000 shares undesignated, respectively
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 and 3,512,500 shares issued and outstanding, respectively. (liquidation preference $251,000 and $281,000, respectively)	3,138	3,513
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 and 75,000 issued and outstanding, respectively. (liquidation preference $480,000 and $900,000, respectively)	40	75
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 and 0 shares designated, 4,500,000 and 0 issued and outstanding (liquidation preference $14,750,000 and $0), respectively	4,500	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 and 260,169,499 shares issued and outstanding, respectively.	268,559	260,169
Additional paid-in-capital	26,271,184	9,914,303
Accumulated deficit	(14,393,474)	(10,412,155)
Total stockholder's equity (deficit) - controlling interest	12,153,947	(234,095)
Non-controlling interest	249,339	-
Total Stockholders' Equity (Deficit)	12,403,286	(234,095)
Total Liabilities and Stockholders' Equity	$12,848,304	$679,041

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Net Revenue	$91,000	$190,035

Cost of Goods Sold	272,650	232,912

Gross Loss	$(181,650)	$(42,877)

Sales and Marketing	7,326	6,623
Professional fees	1,162,754	435,549
Business development	37,742	-
Consulting fees	390,914	204,091
General and administrative	2,349,131	3,419,432
Depreciation and amortization	137,193	82,670
Total Expense	4,085,060	4,148,365
Loss from Operations	(4,266,710)	(4,191,242)

Other (expense) income	(31,063)	150,000
Amortization of debt discount and finance costs	(52,662)	(527,830)
Change in fair value of derivative liabilities	18,455	(449,411)
Loss before Provision for Income Taxes	(4,331,980)	(5,018,483)

Provision for Income Taxes	-	-

Net Loss	(4,331,980)	(5,018,483)

Net loss attributable to non-controlling interest	350,661	-

Net Loss Attributable to Controlling Interest	(3,981,319)	(5,018,483)

Deemed preferred stock dividend	(2,456,781)	(1,604,335)

Undeclared Series B and Series C dividends	(460,734)	-

Net loss available to common stock holders	$(6,898,834)	$(6,622,818)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and Diluted	264,984,975	229,595,309

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD JANUARY 1, 2014 TO DECEMBER 31, 2014

											Total
											Stockholders'
											Equity		Total
	Preferred Stock								Additional		(Deficit)	Non-	Stockholders'
	Series A-1		Series B		Series C		Common Stock		Paid-in	Accumulated	Controlling	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	(Deficit)
Balance as of January 1, 2014	3,887,500	$3,888	-	$-	-	$-	205,297,714	$205,298	$3,910,188	$(5,393,672)	$(1,274,298)	$-	$(1,274,298)

Conversion of notes and accrued interest thereon on common stock	-	-	-	-	-	-	29,095,289	29,095	1,567,910	-	1,597,005	-	1,597,005

Subscription for Series B Convertible, Redeemable Preferred Stock	-	-	75,000	75	-	-	-	-	749,925	-	750,000	-	750,000

Issuance of shares in terms of a private placement	-	-	-	-	-	-	7,353,329	7,353	1,095,647	-	1,103,000	-	1,103,000

Issuance of shares for consulting services	-	-	-	-	-	-	1,523,167	1,523	347,449	-	348,972	-	348,972

Shares issue expense	-	-	-	-	-	-	-	-	(156,890)	-	(156,890)	-	(156,890)

Conversion of Series A-1 preferred stock to common	(375,000)	(375)	-	-	-	-	3,750,000	3,750	(3,375)	-	-	-	-

Stock option based compensation	-	-	-	-	-	-	-	-	1,769,170	-	1,769,170	-	1,769,170

Restricted stock awards	-	-	-	-	-	-	13,000,000	13,000	607,429	-	620,429	-	620,429

Shares issued in lieu of director fees	-	-	-	-	-	-	150,000	150	26,850	-	27,000	-	27,000

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(5,018,483)	(5,018,483)	-	(5,018,483)
Balance as of December 31, 2014	3,512,500	$3,513	75,000	$75	-	-	260,169,499	$260,169	$9,914,303	$(10,412,155)	$(234,095)	$-	$(234,095)

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD JANUARY 1, 2015 TO DECEMBER 31, 2015

											Total
											Stockholders'
											Equity		Total
	Preferred Stock								Additional		(Deficit)	Non-	Stockholders'
	Series A-1		Series B		Series C		Common Stock		Paid-in	Accumulated	Controlling	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	(Deficit)
Balance as of December 31, 2014	3,512,500	3,513	75,000	75	-	-	260,169,499	260,169	9,914,303	(10,412,155)	(234,095)	-	(234,095)

Conversion of notes and accrued interest thereon to common stock	-	-	-	-	-	-	639,432	640	12,149	-	12,789	-	12,789

Subscription for Series C Convertible Preferred Stock	-	-	-	-	4,500,000	4,500	-	-	14,745,500	-	14,750,000	-	14,750,000

Conversion of Series A-1 preferred stock to common	(375,000)	(375)	-	-	-	-	3,750,000	3,750	(3,375)	-	-	-	-

Conversion of Series B preferred stock to common	-	-	(35,000)	(35)	-	-	3,500,000	3,500	(3,465)		-	-	-

Restricted stock awards	-	-	-	-	-	-	-	-	1,536,572	-	1,536,572	-	1,536,572

Shares issued for services	-	-	-	-	-	-	500,000	500	69,500	-	70,000	-	70,000

Contribution by joint venture partner	-	-	-	-	-	-	-	-	-	-	-	600,000	600,000

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(3,981,319)	(3,981,319)	(350,661)	(4,331,980)

Balance as of December 31, 2015	3,137,500	$3,138	40,000	$40	4,500,000	$4,500	268,558,931	$268,559	$26,271,184	$(14,393,474)	$12,153,947	$249,339	$12,403,286

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interest	$(3,981,319)	$(5,018,483)
Less: loss attributable to non-controlling interest	(350,661)	-
Net loss	(4,331,980)	(5,018,483)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	67,193	30,170
Amortization expense	70,000	52,500
Amortization of debt discount	16,232	352,892
Equity based compensation charge	1,536,572	2,765,570
Stock issued for services rendered	70,000	-
Derivative financial liability	(18,455)	449,412
Gain on debt forgiven	-	(150,000)
Changes in Assets and Liabilities
Accounts receivable	4,979	(5,892)
Prepaid expenses and other current assets	(213,979)	4,073
Accounts payable	(197,367)	160,861
Accounts payable - related party	1,000	-
Accrued liabilities	50,521	(19,667)
Accrued interest	(11,260)	17,738
Cash Used in Operating Activities	(2,956,544)	(1,360,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(438,157)	(227,363)
NET CASH USED IN INVESTING ACTIVITIES	(438,157)	(227,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on issuance of Series C Preferred stock	14,750,000	-
Proceeds on issuance of Series B Preferred stock	-	750,000
Proceeds on common stock issued, net of expenses	-	946,110
Contribution from joint venture partner	600,000	-
Proceeds from notes payable and advances	125,000	340,000
Repayment of notes payable and advances	(421,000)	(435,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,054,000	1,600,610

NET INCREASE IN CASH	11,659,299	12,421
CASH AT BEGINNING OF YEAR	$40,844	$28,423
CAST AT END OF YEAR	$11,700,143	$40,844

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$48,130	$157,201

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$12,789	$1,597,006

See notes to consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The Company, through its wholly owned subsidiary, Novas, and majority owned subsidiary, NENA, is an innovative technology and services company whose aim is to improve oil production by introducing modern and innovative technologies. Novas has a unique Plasma-Pulse Treatment (“PPT”) technology, patented in the USA, which is a new Enhanced Oil Recovery methodology and process that has been developed to be environmentally friendly, mobile, time efficient and cost effective.

On October 22, 2015, Novas Energy USA, Inc. (“Novas”), a wholly owned subsidiary of Propell Technologies Group, Inc. (the “Company”), entered into an operating agreement with Technovita Technologies USA, Inc. (the “Joint Venture Agreement”) through a newly formed Delaware limited liability company, Novas Energy North America, LLC (“NENA”), whereby Novas agreed to contribute $1,200,000 ($600,000 delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA. In terms of a side agreement entered into on November 18, 2015, the revenue and expenses incurred by Technovita prior to entering into the operating agreement, have been included in the joint venture and consolidated into the Company’s results effective September 1, 2015.

Subject to certain exceptions and pursuant to the terms of a sublicense agreement (the “Novas Sublicense Agreement”) that was entered into between Novas, NENA and Novas Energy Group Inc. (the “Licensor”), the licensor of Plasma Pulse Technology currently used by Novas and Technovita, NENA is the exclusive licensor of PPT for the treatment of vertical  wells in the United States. Subject to certain exceptions and pursuant to the terms of Sublicense Agreements (the “Technovita Sublicense Agreement”) that was entered into between Technovita, NENA and Licensor, NENA is the exclusive licensor of PPT for the treatment of vertical wells in Canada. Notwithstanding the foregoing, both Novas and Technovita will retain the right to deploy the PPT Technology on vertical wells owned by Novas or Technovita in the United States or Canada, respectively. If either Novas or Technovita terminates the Sublicense Agreement with NENA and Licensor, the non- terminating party will receive 100% of the terminating member’s membership interest in NENA.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, deposits, accounts payable, accrued liabilities, notes payable, and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments. The recorded derivative liabilities during the year ended December 31, 2014 was noted as subject to level III fair value measurements. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

The Company’s operations are carried out in the USA, Mexico and Canada. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the USA, Mexico and Canada and by the general state of those economies. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

No segmental information is required as the Company currently only has one segment of business, the Plasma Pulse Technology for the petroleum industry.

Revenues to date are insignificant.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2015 and December 31, 2014, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2015, the Company had cash balances of $11,700,143, which exceeded the federally insured limits by $10,877,045. At December 31, 2014, the balance did not exceed the federally insured limit.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2015.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

k)	Inventory

The Company had no inventory as of December 31, 2015 or December 31, 2014.

l)	Plant and Equipment

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

All of our intangible assets are subject to amortization. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives that indicates the asset may be impaired. Where intangibles are deemed to be impaired we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

i) License Agreements

License agreements acquired by the Company are reported at acquisition value less accumulated amortization and impairments.

ii) Amortization

Amortization is reported in the income statement on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is five years which is the expected period for which we expect to derive a benefit from the underlying license agreements.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2015, there have been no interest or penalties incurred on income taxes.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

r)	Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation (See Note 16, below).

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

u)	Reclassification

Certain reclassifications have been made to the prior year financial statement numbers to conform to the current presentation of the financial statements.

3	PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Prepaid insurance	$28,180	$8,144
Expenses in excess of billings	155,606	-
Prepaid professional fees	42,404	4,417
Other	820	470
	$227,010	$13,031

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Capital work in progress	$453,228	$18,482
Plasma pulse tool	310,374	310,374
Furniture and equipment	27,667	26,643
Field equipment	19,627	19,627
Computer equipment	3,887	1,500
Total cost	814,783	376,626
Less: accumulated depreciation	(124,245)	(57,052)
Property and equipment, net	$690,538	$319,574

Depreciation expense was $67,193 and $30,170 for the years ended December 31, 2015 and 2014, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	INTANGIBLES

Licenses

Novas licenses the “Plasma-Pulse Technology” (“the Technology”) from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended on March, 2014. The amended license agreement provides Novas with the exclusive right to develop, use, market and commercialize the Technology for itself and/or third parties, sublicense and provide services to third parties related to the Technology in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology. The license is limited to the United States and Mexico. It also provides that Novas will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. Revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. All royalty payments made by Novas as well as sublicensing revenue paid by Novas to the Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. Novas was obligated to pay an initial license fee of $150,000 on or prior to June 30, 2014, this fee was subsequently waived by the Licensor with effect from July 30, 2014, the additional $200,000 which was due to the Licensor on June 30, 2015 was waived, subsequent to year-end. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and Novas is responsible for costs of obtaining marketing approvals. The Licensor has the right to terminate the license agreement upon Novas’ breach or default. If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

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

Intangibles consisted of the following as of December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014

License agreements	$350,000	$350,000
Website development	8,000	8,000
Total cost	358,000	358,000
Less: accumulated amortization	(130,500)	(60,500)
Intangibles, net	$227,500	$297,500

Amortization expense was $70,000 and $52,500 for the year ended December 31, 2015 and 2014, respectively.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2016	$1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
2020	1,000,000
$5,000,000

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6	ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable to related parties includes the following:

	December 31, 2015	December 31, 2014

Technovita Technologies Corp.	$1,000	$-
Energy Conservation Management	-	-
Other	-	-
	$1,000	$-

Technovita Technologies Corp., is the 40% shareholder in the NENA joint venture which the Company entered into. This payable represents expenses paid on behalf of the joint venture by Technovita.

Energy Conservation Corp is a third party contractor associated with the joint venture.

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014

Payroll liabilities	$38,063	$35,823
Severance accrual	31,109	-
Accrued Royalties	14,653	4,603
License fees payable	200,000	200,000
Other	7,122	-
	$290,947	$240,426

Subsequent to year-end, the license fee payable to Novas BVI for the rights to use the plasma pulse technology in Mexico was waived.

The severance accrual relates to accrued severance costs due to John Huemoeller, whose employment with the Company was terminated on January 1, 2016.

8	NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2015 and 2014, respectively:

Description	Interest Rate	Maturity	December 31, 2015	December 31, 2014

Short-Term
Owl Holdings	-	-	$3,000	$3,000
JAZ-CEH Holdings, LLC	7.5%	October 31, 2015	-	105,000
Accrued interest			-	9,489
Total JAZ-CEH holdings, LLC			-	114,489
Total Short term notes payable			$3,000	$117,489

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

JAZ-CEH Holdings, LLC

In October 2013, Novas Energy USA, Inc., entered into an unsecured promissory note with JAZ-CEH Holdings LLC with a face value of $105,000. The note bore interest at 7.5% per annum and matured on October 31, 2015.

On February 20, 2015, the note to JAZ-CEH Holdings, LLC, including interest thereon was repaid for a total amount of $115,590.

9	SHORT-TERM CONVERTIBLE NOTES PAYABLE

Short Term Convertible Notes payable consisted of the following as of December 31, 2015 and 2014, respectively:

	Interest Rate	Maturity	December 31, 2015	December 31, 2014

LG Capital Funding, LLC	8%	October 31, 2015	-	107,000
Unamortized debt discount and interest expense			-	(4,379)
Total LG Capital Funding, LLC			-	102,621

KBM Worldwide, Inc.	8%	September 15, 2015	-	84,000
Unamortized debt discount and interest expense			-	(3,512)
Total KBM Worldwide, Inc.			-	80,488

Total Short-Term Notes Payable			$-	$183,109

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	SHORT-TERM CONVERTIBLE NOTES PAYABLE (continued)

LG Capital Funding, LLC

On October 31, 2014, the Company issued a note in the principal amount of $107,000 to LG Capital Funding, LLC (“LG”) upon receipt of $100,000 from LG. The terms of the note provided for an original issue discount of 7% amounting to $7,000 which was added to the face value of the note. The note carried an interest charge of 8% per annum. The note was convertible into common stock at any time, at the holder’s option, in whole or in part, at a conversion price equal to 62% of the lowest bid prices in the 10 trading days prior to conversion. The note had a maturity date of October 30, 2015. The holder was not entitled to exercise any conversion right that would result in the holder owning more than 9.9% of the Company’s common stock. The Convertible Note was redeemable by the Company within 180 days of the issuance date, after a 3-day notice period, in which notice period the holder could elect to exercise the conversion feature of the note, at a premium over the principal amount due of 10%, plus any interest earned thereon, subject to the holders approval. The conversion price of the note had anti-dilutive provisions which would increase the redemption penalty of the note to 150% of the principal outstanding plus accrued and unpaid interest thereon, or allow conversion immediately prior to the dilutive event taking place.

On February 20, 2015, the unsecured promissory note issued to LG in the principal amount of $107,000 was repaid for $125,677, inclusive of interest, original issue discounts and early settlement penalty accrued thereon. The Company has no further obligations under this note.

KBM Worldwide, Inc.

On December 10, 2014, the Company issued an unsecured convertible note to KBM Worldwide, Inc. (“KBM”) with a face value of $84,000, in exchange for $80,000 in cash, including an original issue discount of $4,000. The note was convertible into common stock of the Company and bore interest at the rate of 8% per annum, which interest was payable in cash or common stock, at the election of the holder, and had a maturity date of September 12, 2015. The conversion price, as well as the formula for determining the number of shares needed to repay the note and any interest thereon was 58% of the average of the lowest closing price for any three trading days during the last ten-day trading period prior to conversion or payment of interest. The holder could only convert the note following the expiration of 180 days from the date of issuance, December 10, 2014. The holder was not entitled to any conversion right that would result in the holder owning more than 4.99% of the Company’s common stock. This note could be prepaid by the Company from the date of issuance to 180 days after issuance date at a prepayment penalty ranging from 110% to 135% of the balance outstanding, including interest thereon, dependent upon the age of the note.

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

Upon repayment or conversion of the outstanding notes, the derivative financial liability is no longer required.

The movement in derivative liabilities is as follows:

	December 31, 2015	December 31, 2014

Opening balance	$18,455	$237,799
Derivative financial liability arising on short-term notes with variable conversion prices	-	23,060
Conversion of derivative liability for stock issued at a discount	-	(668,756)
Fair value adjustments to derivative financial liability	(18,455)	426,352
	$-	$18,455

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2014
Stock price over the period	$0.17 –$ 0.23
Risk free interest rate	0.13% to 0.25%
Expected life of short-term notes payable	9 to 14 months
Expected volatility	95.24% - 119.45%
Expected dividend rate	0

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	LONG-TERM CONVERTIBLE NOTES PAYABLE

Long Term Convertible Notes payable consisted of the following as of December 31, 2015 and 2014, respectively:

Description	Interest Rate	Maturity	December 31, 2015	December 31, 2014
Notes payable	6%	November 19, 2017	$-	$11,250
Accrued interest			-	1,470
Unamortized debt discount			-	(6,500)
Total long-Term Convertible Notes Payable			$-	$6,220

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

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and has outstanding 268,558,931 shares of common stock as of December 31, 2015.

The following common shares were issued by the Company during the year ended December 31, 2015:

i)	an aggregate of 639,432 shares of Common Stock to convertible note holders upon conversion of an aggregate of $12,789 of long-term convertible notes, inclusive of interest thereon, at a share price of $0.02 per share;

ii)	an aggregate of 3,750,000 shares of Common Stock were issued upon the conversion of 375,000 shares of Series A-1 Preferred stock in terms of a conversion notice received from a Series A-1 stockholder at a conversion factor of 10 Common shares for one Series A-1Preferred share.

iii)	an aggregate of 3,500,000 shares of Common Stock were issued upon the conversion of 35,000 shares of Series B Preferred stock in terms of a conversion notice received from the Series B stockholder at a conversion factor of 100 Common shares for one Series B Preferred share.

iv)	an aggregate of 500,000 shares of Common Stock were issued for consulting services which were valued at a fair market price of $70,000.

Included in the Common stock outstanding are 13,000,000 restricted shares of common stock issued as follows:

(a)	An aggregate of 10,000,000 shares of restricted common stock were issued to our former Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted. As of December 31, 2015, 5,000,000 shares have already vested. The employment agreement with Mr. Huemoeller was terminated on January 1, 2016 resulting in the immediate vesting of the remaining 5,000,000 restricted shares. These restricted shares were valued at the closing price of the common stock on February 4, 2015, the date of approval of the amended and restated employment agreement with our former Chief Executive officer. Refer to the related party disclosure in note 17 below.

(b)	An aggregate of 3,000,000 shares of restricted common stock were issued to our Director, John Zotos, in terms of a consulting agreement entered into with him. These shares are restricted and vested as to 1,000,000 shares on March 31, 2015, 1,000,000 on September 30, 2015 with the remaining 1,000,000 vesting on March 31, 2016. These restricted shares were valued at the closing price of the common stock on December 5, 2014, the date of approval of the consulting agreement with John Zotos. Refer to the related party disclosure in note 17 below.

Our former Chief Executive Officer was entitled to an additional 1,500,000 shares of restricted common stock which was due to vest in two equal tranches of 750,000 common shares each on January 1, 2016 and 2017. Due to the termination of Mr. Huemoeller’s employment agreement, these shares will not be issued and are no longer available to Mr. Huemoeller.

The restricted stock granted and exercisable at December 31, 2015 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.15	10,000,000		10,000,000
$0.18	3,000,000		2,000,000
	13,000,000	$0.16	12,000,000	$0.16

The Company has recorded an expense of $1,536,571 and $620,429 for the year ended December 31, 2015 and 2014, relating to the restricted stock awards. There will be no further expense, related to these restricted shares.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2015, holders of 375,000 Series A-1 shares converted their holdings into 3,750,000 shares of the Company’s Common Stock at a conversion ratio of 10 common shares to 1 Series A-1 Share.

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

The Company issued 75,000 Series B shares in March 2014 for gross proceeds of $750,000.

During the year ended December 31, 2015, the holder of 35,000 Series B shares converted his holding into 3,500,000 shares of the Company’s Common Stock at a conversion ratio of 100 common shares per Series B Share.

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

We have undeclared dividends on the Series B Preferred stock amounting to $91,529 as of December 31, 2015. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the year ended December 31, 2015 takes into account these undeclared dividends.

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

The Company valued the beneficial conversion rights of the first tranche of Series C Convertible Preferred Stock issued on February 19, 2015 to be the right to the additional effective common shares as converted utilizing the opening market price of the common stock of $0.15 per share. Such computation valued the beneficial conversion rights to be $1,101,696 for purposes of presenting the net loss to common stock holders. The Company valued the beneficial conversion rights of the second tranche of Series C Convertible Preferred Stock issued on June 30, 2015, to be the right to the additional effective common shares as converted utilizing the open market price of the common stock of $.014 per share. Such computation valued the beneficial conversion rights to be $1,355,085 for purposes of presenting the net loss to common stockholders.

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

b)	Preferred Stock (continued)

iii)	Series C Convertible Preferred Stock (continued)

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

In accordance with the terms of the Series C Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”), Ervington appointed Ivan Persiyanov to serve as a director, holding two votes and Maria Damianou was appointed to serve as a director during July 2015, holding one vote. In addition, James Fuller, Mark Kalow and Dan Steffens resigned from the Board of Directors effective upon the closing.

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

Anti-Dilution

The Series C Shares are entitled to certain weighted average anti-dilution protection as specified in the Series C Certificate of Designations.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY DEFICIT (continued)

b)	Preferred Stock (continued)

iii)	Series C Convertible Preferred Stock (continued)

No Circumvention

The approval by holders of a majority of the Series C Shares, voting separately as a class, will be required for the following:

(i)	merger, sale of substantially all of our assets or our recapitalization, reorganization, liquidation, dissolution or winding up;

(ii)	redemption or acquisition of shares of our common stock other than in limited circumstances;

(iii)	declaration or payment of a dividend or distribution with respect to our capital stock;

(iv)	making any loan or advance;

(v)	Amending the Company’s Certificate of Incorporation or Bylaws;

(vi)	authorizing or creating any new class or series of equity security;

(vii)	increasing the number of authorized shares for issuance under any existing stock or option plan;

(viii)	materially changing the nature of the business

(ix)	incurring any indebtedness;

(x)	engaging in or making investments not authorized by our board of directors;

(xi)	acquiring or divesting a material amount of assets;

(xii)	selling, assigning, licensing, pledging or encumbering our material technology or intellectual property;

(xiii)	entering into any corporate strategic relationship involving payment, contribution or assignment by the Company or to the Company of any assets.

The Company has undeclared dividends on the Series C Preferred stock amounting to $369,205 as of December 31, 2015. The computation of loss per common share for the year ended December 31, 2015 takes into account these undeclared dividends.

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

At December 31, 2015 and 2014, there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of December 31, 2015.

No options were issued during the year ended December 31, 2015.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY DEFICIT (continued)

c)	Stock Options (continued)

ii)	Non-Plan Stock Options

Subsequent to year end, On January 1, 2016, the Company granted, to its newly appointed Chief Executive Officer, 3,000,000 common stock, non-plan options (that are not covered by the Company’s Stock Option Plan), with an exercise price of $0.09 per share. These options vest as to 1,000,000 on the first anniversary of the grant date; 1,000,000 on the second anniversary of the grant date and a further 1,000,000 on the third anniversary of the grant date.

Subsequent to year end, on March 1, 2016, the Company granted, to its newly appointed Chief Operating Officer, 1,000,000 common stock, non-plan options (that are not covered by the Company’s Stock Option Plan), with an exercise price of $0.08 per share. These options vest as to 333,334 on the first anniversary of the grant date; 333,333 on the second anniversary of the grant date and a further 333,333 on the third anniversary of the grant date.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

A summary of all of our option activity during the period January 1, 2014 to December 31, 2015 is as follows:

	Shares Underlying Options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2014	11,452,960	$0.25 to 25.00	$0.30
Granted – plan options	-	-	-
Granted – non plan options	-	-	-
Forfeited/Cancelled	(11,072,010)	0.25 to 25.00	0.28
Exercised	-	-	-
Outstanding December 31, 2014	380,950	$0.51 to 13.50	$0.90
Granted – plan options	-	-	-
Granted – non plan options	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	380,950	0.51 to 13.50	0.90

Stock options outstanding as of December 31, 2015 and 2014 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ DEFICIT (continued)

c)	Stock Options (continued)

The options outstanding and exercisable at December 31, 2015 are as follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$13.50	3,480	3.46	$		3,480	$		3.46
$12.50	2,000	4.78	$		2,000	$		4.78
$8.50	500	5.50	$		500	$		5.50
$5.00	14,800	5.79	$		14,800	$		5.79
$0.65	36,924	7.25	$		36,924	$		7.25
$0.63	38,096	2.50	$		38,096	$		2.50
$0.51	285,150	4.29	$		285,150	$		4.29
	380,950	4.45		$0.90	380,950		$0.90	4.45

No options were granted for the year ended December 31, 2015.

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

The Company has recorded an expense of $1,536,571 and $1,769,170 for the year ended December 31, 2015 and 2014 relating to options issued.

(d)	Warrants

A summary of all of our warrant activity during the period January 1, 2014 to December 31, 2015 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2014	375,000	$0.30	$0.30
Granted	5,964,498	0.15 to 0.25	0.23
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2014	6,339,498	$0.15 to 0.30	$0.24
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	6,339,498	$0.15 to 0.30	$0.24

The warrants outstanding and exercisable at December 31, 2015 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.30	375,000	2.83	$0.30	375,000	$0.30	2.83
$0.25	1,751,667	3.49	$0.25	1,751,667	$0.25	3.49
$0.15	525,500	3.49	$0.15	525,500	$0.15	3.49
$0.25	1,508,333	3.59	$0.25	1,508,333	$0.25	3.59
$0.15	577,499	3.60	$0.15	577,499	$0.15	3.60
$0.25	968,166	3.60	$0.25	968,166	$0.25	3.60
$0.25	633,333	3.65	$0.25	633,333	$0.25	3.65
	6,339,498	3.52	$0.24	6,339,498	$0.24	3.52

The warrants outstanding have an intrinsic value of $0 and $22,060 as of December 31, 2015 and 2014, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2015	Year ended December 31, 2014

Stock option compensation charge	$-	$1,769,170
Restricted stock award compensation charge	1,536,572	620,429
Stock issued for services rendered	70,000	348,971
Stock awards in lieu of directors’ fees	-	27,000

	$1,606,572	$2,765,570

14	OTHER (EXPENSE) INCOME

Other (expense) income includes a severance cost provision of $31,109 in terms of the termination of employment of our previous CEO. The gain realized in the prior year was as a result of debt forgiveness by our Technology Licensor of $150,000.

15	INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
	%	%
Tax expense at the federal statutory rate	34	34
State tax expense, net of federal tax effect	5	5
Permanent timing differences	(18)	(28)
Deferred income tax asset valuation allowance	(21)	(11)
	-	-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2015	December 31, 2014

Deferred income tax assets
Net operating losses	$3,196,000	$2,180,000
Valuation allowance	(3,196,000)	(2,180,000)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2015 and December 31, 2014 was $3,196,000 and $2,180,000, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $1,018,000 and $570,000 for Fiscal 2015 and 2014, respectively.

As of December 31, 2015, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Our net operating loss carry-forwards of $8,137,000 begin to expire in 2030 and continue to expire through 2035. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the year ended December 31, 2015 and 2014, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2015 (Shares)	Year ended December 31, 2014 (Shares)

Options to purchase shares of common stock	380,950	380,950
Restricted stock awards – unvested	1,000,000	13,000,000
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	35,125,000
Series B convertible preferred shares	4,000,000	7,500,000
Series C convertible preferred shares	120,000,000,	-
Convertible long term notes	-	636,010
	163,095,448	69,981,458

17	RELATED PARTY TRANSACTIONS

On February 4, 2015, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with John Huemoeller II, that superseded the Company’s prior Employment Agreement with Mr. Huemoeller that was previously entered into on December 5, 2014 (the “Prior Agreement”).

Under the Employment Agreement, which had a stated term of three (3) years, for his continued service as the Chief Executive Officer and President of the Company, Mr. Huemoeller would continue to receive the same annual base salary of $180,000 provided for under the Prior Agreement and would be entitled to bonuses at the discretion of the Company based on performance. The new Employment Agreement restated a previous grant to Mr. Huemoeller of 10,000,000 shares of the Company’s restricted stock, which would vest on the following schedule: 1,250,000 shares vested on January 1, 2015 and thereafter 1,250,000 shares would vest on each quarter anniversary, commencing April 1, 2015 for seven (7) quarters. The restricted stock grant was in lieu of the options that had previously been granted to Mr. Huemoeller, which options were canceled on December 5, 2014. The Employment Agreement also provided that Mr. Huemoeller would receive a restricted stock grant of 750,000 shares of stock on an annual basis commencing January 1, 2016, which will vest upon issuance. In the event of a Change of Control (as defined in the Employment Agreement), termination without Cause (as defined in the Employment Agreement), termination due to disability (as defined in the Employment Agreement), death or termination by Mr. Huemoeller for Good Reason (as defined in the Employment Agreement), Mr. Huemoeller would receive: (i) a severance payment equal to two (2) months base salary together with payment of medical insurance or COBRA payments for two (2) months after termination; and (ii) all restricted stock grants that had been issued to Mr. Huemoeller will immediately vest. If Mr. Huemoeller terminated his employment at any time prior to January 1, 2016 Without Good Reason (as defined in the Employment Agreement) or is terminated for Cause (as defined in the Employment Agreement) then 5,000,000 of any restricted stock grants would immediately vest. The Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Huemoeller.

The Employment Agreement with Mr. Huemoeller, was terminated on January 1, 2016 by mutual consent, the remaining 5,000,000 unvested restricted stock vested immediately upon termination and Mr. Huemoeller was paid his two months severance in terms of the agreement   and his medical insurance was maintained for a period of two months, in terms of the agreement.  The restricted stock grant of 750,000 shares on January 1, 2016 and 2017 was forfeited.

On December 5, 2014, the Company entered into a consulting agreement with John Zotos (“Zotos”), our director for a two-year period. In terms of the agreement, Zotos will provide consulting services to the Company for a consideration of $5,000 per month and the grant of 3,000,000 restricted shares of which 2,000,000 were vested as of December 31, 2015 and the remaining 1,000,000 will vest on March 31, 2016. Early termination of the agreement by either party will result in immediate vesting of the remaining unvested shares. The Company will also reimburse the consultant for all out of pocket expenses incurred whilst performing his duties. The consulting agreement also includes customary confidentiality obligations and invention assignments by Mr. Zotos.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	RELATED PARTY TRANSACTIONS (continued)

On January 1, 2016, the “Company entered into a three-year Employment Agreement with C. Brian Boutte (the “Boutte Employment Agreement”) to serve as the Company’s Chief Executive Officer. Mr. Boutte will also serve as the Company’s interim Chief Financial Officer. Under the Boutte Employment Agreement, for his service as the Chief Executive Officer of the Company, Mr. Boutte will receive an annual base salary of $265,000, a sign on bonus of $60,000 and an annual performance bonus of up to 55% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by the Company’s Board of Directors and Mr. Boutte. In connection with the entry into the Boutte Employment Agreement, Mr. Boutte was granted an option award exercisable for 3,000,000 shares of the Company’s common stock, which will vest as to 1,000,000 shares on each of the one, two and three-year anniversary of the commencement of his employment with the Company. In the event of the sale of all of the Company’s assets or any field acquired by the Company during the employment period which sale occurs after the six-month anniversary of his employment and before the two-year anniversary of his termination of employment, the Employment Agreement provides that Mr. Boutte will receive a bonus equal to 3% of net cash proceeds received by the Company from such sale after payment of certain costs and expenses. In the event that Mr. Boutte’s employment is terminated Without Cause (as defined in the Boutte Employment Agreement), by Mr. Boutte for Good Reason (as defined below), Disability (as defined in the Boutte Employment Agreement) or upon his death, if any occur after the one-year anniversary of his employment, Mr. Boutte is entitled to receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In the event of a Change of Control (as defined in the Boutte Employment Agreement), Mr. Boutte will receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In addition, if a Change of Control occurs after the one-year anniversary of the commencement of his employment with the Company, all of Mr. Boutte’s options shall immediately vest. The Boutte Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Boutte as well as a non-compete and non-solicitation provision. If his employment is terminated for Cause (as defined below) or by him Without Good Reason (as defined in the Boutte Employment Agreement), Mr. Boutte is entitled to receive his annual base salary through the date of termination and any bonus earned but unpaid. For purpose of the Boutte Employment Agreement, “Good Reason” is defined as (i) any material and substantial breach of the Boutte Employment Agreement by the Company; (ii) a Change in Control (as defined in the Boutte Employment Agreement) occurs and Mr. Boutte’s employment is terminated at any time within the six (6) month period on or immediately following the Change in Control; (iii) a reduction in Mr. Boutte’s Annual Base Salary as in effect at the time in question, or any other failure by the Company to comply with the compensation terms of the Boutte Employment Agreement; or (iv) the Boutte Employment Agreement is not assumed by a successor to the Company. For purposes of the Boutte Employment Agreement, “Cause” is defined as (i) acts of embezzlement or misappropriation of funds or fraud; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft; (iii) a material violation by Mr. Boutte of any provision of the Boutte Employment Agreement, including willful failure to perform assigned tasks, willful and unauthorized disclosure of Company material confidential information; (iv) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Mr. Boutte’s duties and that performance of his duties is affected; (v) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vi) willful failure to perform his assigned tasks, where such failure is attributable to the fault of Mr. Boutte, gross insubordination or dereliction of fiduciary obligations which, to the extent it is curable by Mr. Boutte, is not cured by Mr. Boutte within thirty (30) days of receiving written notice of such violation by the Company.

On March 1, 2016, the Company entered into a three-year Employment Agreement with David S. Ramsey (the “Ramsey Employment Agreement”) to serve as the Company’s Chief Operating Officer. Under the Ramsey Employment Agreement, for his service as the Chief Operating Officer of the Company, Mr. Ramsey will receive an annual base salary of $220,000, and an annual performance bonus of up to 40% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by the Company’s Board of Directors. In connection with the entry into the Ramsey Employment Agreement, Mr. Ramsey was granted an option award exercisable for 1,000,000 shares of the Company’s common stock, which will vest as to 333,334 shares on the one-year anniversary and 333,333 shares on each of the two and three-year anniversary of the commencement of his employment with the Company. In the event of the sale of all of the Company’s assets or any field acquired by the Company during the employment period which sale occurs after the six-month anniversary of his employment and before the two-year anniversary of his termination of employment, the Ramsey Employment Agreement provides that Mr. Ramsey will receive a bonus equal to 2% of net cash proceeds received by the Company from such sale after payment of certain costs and expenses. In the event that Mr. Ramsey’s employment is terminated Without Cause (as defined in the Ramsey Employment Agreement), by Mr. Ramsey for Good Reason (as defined below), Disability (as defined in the Ramsey Employment Agreement) or upon his death, if any occur after the one-year anniversary of his employment, Mr. Ramsey is entitled to receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In the event of a Change of Control (as defined in the Ramsey Employment Agreement), Mr. Ramsey will receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In addition, if a Change of Control occurs after the one-year anniversary of the commencement of his employment with the Company, all of Mr. Ramsey’s options shall immediately vest. The Ramsey Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Ramsey as well as a non-compete and non-solicitation provision. If his employment is terminated for Cause (as defined below) or by him Without Good Reason (as defined in the Ramsey Employment Agreement), Mr. Ramsey is entitled to receive his annual base salary through the date of termination and any bonus earned but unpaid. For purposes of the Ramsey Employment Agreement, “Good Reason” is defined as (i) any material and substantial breach of the Ramsey Employment Agreement by the Company; (ii) a Change in Control (as defined in the Ramsey Employment Agreement) occurs and Mr. Ramsey’s employment is terminated at any time within the six (6) month period on or immediately following the Change in Control; (iii) a reduction in Mr. Ramsey’s Annual Base Salary as in effect at the time in question, or any other failure by the Company to comply with the compensation terms of the Employment Agreement; or (iv) the Ramsey Employment Agreement is not assumed by a successor to the Company. For purposes of the Employment Agreement, “Cause” is defined as (i) acts of embezzlement or misappropriation of funds or fraud; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft; (iii) a material violation by Mr. Ramsey of any provision of the Ramsey Employment Agreement, including willful failure to perform assigned tasks, willful and unauthorized disclosure of Company material confidential information; (iv) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Mr. Ramsey’s duties and that performance of his duties is affected; (v) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vi) willful failure to perform his assigned tasks, where such failure is attributable to the fault of Mr. Ramsey, gross insubordination or dereliction of fiduciary obligations which, to the extent it is curable by Mr. Ramsey, is not cured by Mr. Ramsey within thirty (30) days of receiving written notice of such violation by the Company.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	COMMITMENTS AND CONTINGENCIES

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

The Company leased approximately 2,300 square feet of office space in Houston, Texas, the original term of the lease agreement terminated on January 31, 2014 with automatic renewals for six month periods unless 60 days written notice is given prior to renewal. The rental was $2,200 per month. This lease terminated on January 31, 2016 and has not been renewed.

The future minimum lease installments under this agreement as of December 31, 2015 to January 31, 2016 (the automatic renewal period) is $2,200.

The Company leases a loft space in Houston, Texas from a related party in terms of a lease agreement entered into on September 1, 2015 and expiring on May 31, 2016. The lease provides for automatic renewal on a month to month basis unless 60 days written notice is given to terminate the lease. The monthly rental is $3,260 per month.

The future minimum lease installments under this agreement as of December 31, 2015 to May 31, 2016 is $16,300.

The Company is committed to investing a further $300,000 in NENA, over and above the $900,000 invested in NENA as of December 31, 2015, based on their cash flow needs.

The Company entered into lease agreement for approximately 3,733 square feet of office and warehouse space in Houston, the term of the lease is for 39 months commencing on March 1, 2016 and terminating on May 31, 2019. The lease provides for the first month to be rent free, the fourteenth month to be rent free and the twenty-seventh month to be rent free. Monthly rentals, including estimated operating costs, for the first 12 months, excluding the free rental month amount to approximately $3,410 per month, escalating at a rate of 1.7% per annum, after excluding the free rental months.

The future minimum lease installments under this agreement as of December 31, 2015 to June 30, 2019 is approximately $124,859.

The future minimum operating lease commitments are as follows:

Amount
2016	49,190
2017	37,974
2018	38,560
2019	17,635
$143,359

In terms of the license agreement commitments disclosed in note 5 above, the minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2016	$1,000,000
2017	1,000,000
2018	1,000,000
2019	1,000,000
2020	1,000,000
$5,000,000

Subsequent to year-end, the $200,000 license fee which was due on June 30, 2015 was waived by the Licensor.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19	JOINT VENTURE

On October 22, 2015, Novas entered into an operating agreement with Technovita(the “Joint Venture Agreement”) , NENA, whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA. In terms of a side agreement entered into on November 18, 2015, the revenue and expenses incurred by Technovita and the Company prior to entering into the operating agreement, have been included in the joint venture and consolidated into the Company’s results effective September 1, 2015.

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

20	SUBSEQUENT EVENTS

On January 1, 2016, the Company terminated its employment agreement with its former Chief Executive Officer, as disclosed in Note 17 above.

On January 1, 2016, the Company entered into an employment agreement with a new Chief Executive Officer, as disclosed in Note 17 above.

On March 1, 2016, the Company entered into an employment agreement with a Chief Operating Officer, as disclosed in Note 17 above.

Subsequent to year-end, the $200,000 license fee due to the Novas BVI for the rights to use the Plasma Pulse technology in Mexico was waived by the Licensor.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

On February 3, 2016 the “Company retained RBSM LLP (“RBSM”) as its independent registered public accounting firm responsible for auditing its financial statements, to replace Liggett & Webb P.A. (“LW”) who was dismissed as its independent registered public accounting firm responsible for auditing its financial statements. LW’s reports on the Company’s financial statements as of and for the two years ended December 31, 2014 and 2013, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss LW and the selection of RBSM was unanimously approved by the Company’s board of directors. During the years ended December 31, 2014 and 2013, and in the subsequent interim period through February 3, 2016 (the date of dismissal of LW), there were no disagreements with LW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LW, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years. During the year ended December 31, 2014 and in the subsequent interim period through February 3, 2016, there were no events otherwise reportable under Item 304(a)(1)(v) of Regulation S-K. During the Company’s two most recent years and in the subsequent interim period through February 3, 2016, the Company did not consult with RBSM regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or with any of the matters outlined in Item 304(a)(2)(ii) of Regulation S-K. The Company provided LW with a copy of this Current Report on Form 8-K prior to its filing with the SEC, and requested LW furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company above, and if not, stating the respects in which it does not agree.

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2015.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

We have adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer who also serves as our Principal Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as define din Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer has concluded, that as of the date of the filing of this Annual Report, our disclosure controls and procedures are effective and that all material weaknesses and significant deficiencies have been completely remediated due to the retention of an additional bookkeeper and a consultant who are integrally involved in the preparation of the financial statements and all disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer who is also our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

C Brian Boutte (1)	60	Chief Executive Officer/Interim Chief Financial Officer

Davis S Ramsey (2)	57	Chief Operating Officer

John W. Huemoeller II (3)	60	Director (Former Chief Executive Officer/President/Chairman)

John Zotos (4)	59	Secretary, Director

Ivan Persiyanov (5)	35	Director

Maria Damianou (6)	39	Director

(1)	On January 1, 2016, Mr. Boutte was appointed as our Chief Executive Officer and Interim Chief Financial Officer

(2)	On March 1, 2016, Mr. Ramsey was appointed as our Chief Operation Officer

(3)	On January 1, 2016, Mr. Huemoeller resigned as our Chief Executive Officer/President and Chairman of the Board. Mr. Huemoeller remains a director of our board.

(4)	On March 6, 2013, Mr. Zotos was appointed as our Secretary and a director.

(5)	On February 17, 2015, Mr. Persiyanov, the designee of the Series C Preferred Stockholders was appointed as a director to fill the vacancy created by the resignation of Messrs. Fuller, Steffens and Kalow. Mr. Persiyanov has two votes on all matters presented to the board.

(6)	On July 6, 2015, Ms. Damianou was appointed as a director of our Company.

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

C Brian Boutte

Mr. Boutte has extensive experience in the oil and gas industry. From July 29, 2013 until July 28, 2015, Mr. Boutte served in various positions with SK Innovation Company, Ltd affiliated entities, including as the Senior Vice President of the US E&P Division and the President of SK E&P America Inc. Mr. Boutte served as a Vice President of Hunt Consolidated Inc. from 2008 until July 2013 and from 2006 until 2008 as Vice President of Hunt Oil Company’s International Exploration.

David S Ramsey

Mr. Ramsey has extensive experience in the oil and gas industry. Since July 2014 until February 2016, Mr. Ramsey served as the Operations Manager of Tecpetrol International S.A. From 2011 until 2014, he served as Senior Production Engineer/ Engineering Manager at SK E&P. Prior to his employment at SK E&P Company, from 2009 until 2011, Mr. Ramsey served in various positions at Dune Energy Inc. including as the Engineering Manager and Senior Production Engineer and prior to his employment at Dune Energy, Mr. Ramsey served in various positions at Cabot Oil and Gas Corp.

John W. Huemoeller II

Mr. Huemoeller has served as a director since March 6, 2013 and also served as our Chief Executive Officer and President, as well as Chief Financial Officer and the Chief Executive Officer of Novas from March 6, 2013 until January 1, 2016.   Mr. Huemoeller has over 30 years experience in investment banking, finance, sales and marketing. Mr. Huemoeller began his career as an investment advisor in 1982 with M.L. Stern & Company a municipal bond firm in California and became a registered principal in 1985 managing retail brokers. He has previously been registered with various state insurance boards, as well as with the Chicago Board of Trade as a commodities broker. Mr. Huemoeller has held positions at Smith Barney, Drexel Burnham, Prudential Securities, and Paine Webber and has extensive experience in stocks, bonds, commodities, mergers and acquisitions, leveraged buyouts and private placement transactions.

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

Maria Damianou

Ms. Damianou was appointed as a director on July 6, 2016.

Since 1993, Ms. Damianou, age 39, has worked for the Meritservus Group of Companies, most recently in the position of Manager. Meritservus is a Cyprus-based financial and fiduciary services firm that focuses on providing services to business entities, including the following: tax structuring advice, corporate administration and accounting services, trust, fiduciary and other related services as well as brokerage and custodian services. Prior to joining Meritservus, Ms. Damianou was employed by Deloitte & Touche from 1993-2005 where she worked with the administration and management of companies in the corporate services department. Meritservus became wholly independent from Deloitte & Touche in January 2005. Ms. Damianou received a Diploma with honors in Languages and Commercial in 1993 from St. Mary’s School in Limassol, Cyprus. Ms. Damianou will bring to the Company and the Board of Directors her extensive knowledge of administration and management of corporations, including accounting, financial reporting, corporate law and taxation expertise.

Due to her business background, Ms. Damianou has a broad understanding of the operational, accounting, financial and strategic issues facing companies in our industry.

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

Employment Agreements

On January 1, 2016, the “Company entered into a three-year Employment Agreement with C. Brian Boutte (the “Boutte Employment Agreement”) to serve as the Company’s Chief Executive Officer. Mr. Boutte will also serve as our interim Chief Financial Officer. Under the Boutte Employment Agreement, for his service as our Chief Executive Officer, Mr. Boutte receives an annual base salary of $265,000, and an annual performance bonus of up to 55% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by our Board of Directors and Mr. Boutte. Upon commencement of employment, Mr. Boutte received a sign on bonus of $60,000. In connection with the entry into the Boutte Employment Agreement, Mr. Boutte was granted an option award exercisable for 3,000,000 shares of our common stock, which vest as to 1,000,000 shares on each of the one, two and three-year anniversary of the commencement of his employment. In the event of the sale of all of our assets or any field acquired by us during the employment period which sale occurs after the six-month anniversary of his employment and before the two-year anniversary of his termination of employment, the Boutte Employment Agreement provides that Mr. Boutte will receive a bonus equal to 3% of net cash proceeds received by us from such sale after payment of certain costs and expenses. In the event that Mr. Boutte’s employment is terminated Without Cause (as defined in the Boutte Employment Agreement), by Mr. Boutte for Good Reason (as defined below), Disability (as defined in the Boutte Employment Agreement) or upon his death, if any occur after the one-year anniversary of his employment, Mr. Boutte is entitled to receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In the event of a Change of Control (as defined in the Boutte Employment Agreement), Mr. Boutte will receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In addition, if a Change of Control occurs after the one-year anniversary of the commencement of his employment with us, all of Mr. Boutte’s options shall immediately vest. The Boutte Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Boutte as well as a non-compete and non-solicitation provision. If his employment is terminated for Cause (as defined below) or by him Without Good Reason (as defined in the Boutte Employment Agreement), Mr. Boutte is entitled to receive his annual base salary through the date of termination and any bonus earned but unpaid. For purpose of the Boutte Employment Agreement, “Good Reason” is defined as (i) any material and substantial breach of the Employment Agreement by the Company; (ii) a Change in Control (as defined in the Employment Agreement) occurs and Mr. Boutte’s employment is terminated at any time within the six (6) month period on or immediately following the Change in Control; (iii) a reduction in Mr. Boutte’s Annual Base Salary as in effect at the time in question, or any other failure by us to comply with the compensation terms of the Boutte Employment Agreement; or (iv) the Boutte Employment Agreement is not assumed by a successor to us. For purposes of the Boutte Employment Agreement, “Cause” is defined as (i) acts of embezzlement or misappropriation of funds or fraud; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft; (iii) a material violation by Mr. Boutte of any provision of the Boutte Employment Agreement, including willful failure to perform assigned tasks, willful and unauthorized disclosure of our material confidential information; (iv) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Mr. Boutte’s duties and that performance of his duties is affected; (v) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vi) willful failure to perform his assigned tasks, where such failure is attributable to the fault of Mr. Boutte, gross insubordination or dereliction of fiduciary obligations which, to the extent it is curable by Mr. Boutte, is not cured by Mr. Boutte within thirty (30) days of receiving written notice of such violation by us.

On March 1, 2016, we entered into a three-year Employment Agreement with David S. Ramsey (the “Ramsey Employment Agreement”) to serve as our Chief Operating Officer. Under the Ramsey Employment Agreement, for his service as our Chief Operating Officer, Mr. Ramsey receives an annual base salary of $220,000, and an annual performance bonus of up to 40% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by our Board of Directors. In connection with the entry into the Ramsey Employment Agreement, Mr. Ramsey was granted an option award exercisable for 1,000,000 shares of our common stock, which vests as to 333,334 shares on the one-year anniversary and 333,333 shares on each of the two and three-year anniversary of the commencement of his employment with us. In the event of the sale of all of our assets or any field acquired by us during the employment period which sale occurs after the six-month anniversary of his employment and before the two-year anniversary of his termination of employment, the Ramsey Employment Agreement provides that Mr. Ramsey will receive a bonus equal to 2% of net cash proceeds received by us from such sale after payment of certain costs and expenses. In the event that Mr. Ramsey’s employment is terminated Without Cause (as defined in the Ramsey Employment Agreement), by Mr. Ramsey for Good Reason (as defined below), Disability (as defined in the Ramsey Employment Agreement) or upon his death, if any occur after the one-year anniversary of his employment, Mr. Ramsey is entitled to receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In the event of a Change of Control (as defined in the Ramsey Employment Agreement), Mr. Ramsey will receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In addition, if a Change of Control occurs after the one-year anniversary of the commencement of his employment with us, all of Mr. Ramsey’s options shall immediately vest. The Ramsey Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Ramsey as well as a non-compete and non-solicitation provision. If his employment is terminated for Cause (as defined below) or by him Without Good Reason (as defined in the Ramsey Employment Agreement), Mr. Ramsey is entitled to receive his annual base salary through the date of termination and any bonus earned but unpaid. For purposes of the Ramsey Employment Agreement, “Good Reason” is defined as (i) any material and substantial breach of the Ramsey Employment Agreement by us; (ii) a Change in Control (as defined in the Ramsey Employment Agreement) occurs and Mr. Ramsey’s employment is terminated at any time within the six (6) month period on or immediately following the Change in Control; (iii) a reduction in Mr. Ramsey’s Annual Base Salary as in effect at the time in question, or any other failure by us to comply with the compensation terms of the Ramsey Employment Agreement; or (iv) the Ramsey Employment Agreement is not assumed by a successor to us. For purposes of the Ramsey Employment Agreement, “Cause” is defined as (i) acts of embezzlement or misappropriation of funds or fraud; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft; (iii) a material violation by Mr. Ramsey of any provision of the Ramsey Employment Agreement, including willful failure to perform assigned tasks, willful and unauthorized disclosure of our material confidential information; (iv) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Mr. Ramsey’s duties and that performance of his duties is affected; (v) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vi) willful failure to perform his assigned tasks, where such failure is attributable to the fault of Mr. Ramsey, gross insubordination or dereliction of fiduciary obligations which, to the extent it is curable by Mr. Ramsey, is not cured by Mr. Ramsey within thirty (30) days of receiving written notice of such violation by us.

Consulting Agreement

On January 1, 2016, we entered into a consulting agreement with John Huemoeller, our director on a month to month basis for up to a three-month period. Pursuant to the agreement, Mr. Huemoeller will provide consulting services to us for a consideration of $11,000 per month. We also agreed to continue to pay the monthly lease payments for the apartment that he currently occupies. We will also reimburse the consultant for all out of pocket expenses incurred while performing his duties.

Employees

At December 31, 2015 we had one full-time employee and one part-time employee.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ Stock Market.  The Board has determined that none of our directors is independent. Mr. Persiyanov is not “independent” due to his position at Millhouse Capital and Mr. Huemoeller and Mr. Zotos are not independent due to their current positions with our company and Novas, Ms. Damianou is considered to be an independent director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Propell. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11.   Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2015 and 2014.

				Stock	Option	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
John Huemoeller CEO and Director (1)(2)(3)	2015	180,000	-	-	-	-	-	6,845	186,845
	2014	180,000	-	1,725,000	-	-	-	-	1,905,000

(1)	The amounts disclosed as all other compensation includes medical insurance costs paid on behalf of Mr. Huemoeller by the Company.
(2)	The amounts disclosed for Stock Awards represents the fair value of the restricted stock issued to Mr. Huemoeller on December 5, 2014, pursuant to the terms of his amended and restated employment agreement. See note 12 of the notes to our consolidated financial statements contained herein. The grant consists of: a) 10,000,000 restricted stock which vested as follows: i) 5,000,000 as of December 31, 2015 and the remaining 5,000,000 vested immediately upon the termination of Mr. Huemoeller’s employment agreement on January 1, 2016.

(3)	On January 1, 2016, Mr. Huemoeller resigned as our Chief Executive Officer, Chief Financial Officer and President.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of December 31, 2015 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Stock Awards	Number of Securities Underlying Unexercised Stock Awards Exercisable	Number of Securities Underlying Unexercised Stock Awards Unexercisable	Grant Date fair value of Restricted Stock Awards ($/share)
John Huemoeller (1)	December 5, 2014	10,000,000	10,000,000	-	0.15

(1)	The amounts disclosed for Stock Awards represents the grant date fair value of the restricted stock issued to Mr. Huemoeller on December 5, 2014. See note 12 of the notes to our consolidated financial statements contained herein. The grant consists of: a) 10,000,000 restricted stock which vested as follows: i) 5,000,000 as of December 31, 2015 and the remaining 5,000,000 vested immediately upon the termination of Mr. Huemoeller’s employment agreement on January 1, 2016.

Option Exercises

No options were exercised during the year ended December 31, 2015.

Directors Compensation

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the year ended December 31, 2015.

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Ivan Persiyanov	-	-	-	-	-	-	-
Maria Damianou	-	-	-	-	-	-	-
Dan Steffens (1)	1,000	-	-	-	-	-	1,000
Mark Kalow (1)	1,000	-	-	-	-	-	1,000
James Fuller (1)	1,000	-	-	-	-	-	1,000
John Zotos (2)	-	-	-	-	-	60,000	60,000

(1)	Messrs. Fuller, Kalow and Steffens resigned on February 17, 2015

(2)	Mr. Zotos provided consulting services to us in the form of secretarial duties through his company ZotoZulu that amounted to $60,000, disclosed under “all other compensation”.

The following table sets forth information relating to stock options outstanding for our directors who were not Named Executive Officers as at December 31, 2015.

Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date

Ivan Persiyanov	-	-	-	-	-	-

Maria Damianou		-	-	-	-	-

We also reimburse directors for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings and any other company related business.

The following table sets forth information relating to Restricted Stock awards outstanding for our directors who were not Named Executive Officers as at December 31, 2015.

Name	Grant Date	Number of Securities Underlying Restricted Stock awards	Number of Securities Underlying Restricted Stock Awards Options Exercisable	Number of Securities Underlying Restricted Stock Awards Unexercisable	Grant date fair value or Restricted Stock Awards ($/share)

John Zotos	December 5, 2014	3,000,000	2,000,000	1,000,000	0.18

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates beneficial ownership of our common stock, ownership of our Series A-1 Preferred Stock and the total voting power of our shareholders as of March 15, 2016, by: (1) each person known by us to be the owner of more than 5% of our outstanding shares of Common Stock; (2) each person known to us to be the owner of more than 5% of our outstanding shares of Series A-1 Preferred Stock; (3) each of our directors; (4) each of our executive officers; and (5) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days of March 15, 2016. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Unless otherwise specified, the address of each of the individuals listed below is c/o Propell Technologies Group, Inc., 10655 Bammel North Houston Road, Houston, Texas, 77086.

Name	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock Beneficially Owned (1)	Percentage of Total Voting Power (2)
Directors and officers
C Brian Boutte	-	(3)	-	-
David S Ramsey	-	(4)	-	-
John Huemoeller	10,000,000	(5)	3.7%	2.4%
John Zotos	3,160,000	(6)	1.2%	*
Ivan Persiyanov	-		-	-
Maria Damianou	-		-	-

5% Shareholders
Ervington Investment Limited	215,677,467	(7)**	51.4%	50.9%
Charles Hoogland	4,000,000	(8)***	1.5%	*

All officers and directors as a group (6 persons)	13,160,000		4.9%	3.1%

*	Less than 1%

**	Includes all of the outstanding shares of Series A-1 and Series C Preferred Stock on an “as converted” basis”.

***	Includes all of the outstanding shares of Series B Preferred Stock on an “as converted basis”.

(1)	Based on 268,558,931 shares of common stock issued and outstanding as of March 15, 2016.

(2)	Based on the voting rights attached to each class of shares, which vote as a single class together with common stockholders. Each share of common stock exercises one vote per share, each Series A-1 Preferred Stock exercises ten votes per share (for an aggregate of 31,375,000 votes based on 3,137,500 outstanding Series A-1 Preferred Stock) each Series B Preferred Stock exercises one hundred votes per share (for an aggregate of 4,000,000 votes based on 40,000 outstanding Series B Preferred Stock) on an “as converted basis” and each share of Series C Preferred Stock has 26.67 votes for an aggregate of 120,000,000 votes. The outstanding and vested shares of common stock and preferred stock, as of March 15, 2016 are entitled to an aggregate of 423,933,931votes.

(3)	Mr. Boutte was issued stock options exercisable for 3,000,000 common shares, pursuant to the terms of an employment contract entered into on January 1, 2016, of which 1,000,000 will vest on January 1, 2017, a further 1,000,000 on January 1, 2018 and the remaining 1,000,000 on January 1, 2019, provided he remains employed by us. As of March 15, 2016, none of the shares underlying the options had vested.

(4)	Mr. Ramsey was issued stock options exercisable for 1,000,000 common shares, pursuant to the terms of an employment contract entered into on March 1, 2016, of which 333,334 will vest on March 1, 2017, a further 333,333 on March 1, 2018 and the remaining 333,333 on March 1, 2019, provided he remains employed by us. As of March 15, 2016, none of the shares underlying the options had vested.

(5)	Includes 10,000,000 shares of common stock. Mr. Huemoeller was granted 10,000,000 shares of our restricted stock of which 5,000,000 were vested as of December 31, 2015. The remaining 5,000,000 vested on January 1, 2016 upon termination of Mr. Huemoeller’s employment agreement on January 1, 2016.

(6)	Includes 3,000,000 shares of common stock. Mr. Zotos was granted 3,000,000 shares of restricted stock of which 2,000,000 were vested as of December 31, 2015. The remaining 1,000,000 shares vest on March 31, 2016. Also includes 160,000 shares of common stock owned by the wife of Mr. Zotos.

(7)	Includes 64,302,467 shares of common stock, 3,137,500 Series A-1 Preferred Stock, convertible into 31,375,000 shares of our common stock; and 4,500,000 shares of Series C Preferred Stock, convertible into 120,000,000 shares of common stock. Ervington owns all of the outstanding shares of Series A-1 and Series C Preferred Stock. The common stock, Series A-1 and Series C preferred stock is beneficially owned is Greenleas International Holdings Ltd., which in turn is wholly owned by Harmony Trust Settlement. The address of the beneficial owner is Eftapaton Court, 256 Makarios Avenue CY-3105 Limassol, Cyprus.

(8)	Includes 40,000 shares of our Series B Preferred Stock convertible into 4,000,000 shares of our common stock. The 40,000 shares of Series B Preferred Stock represents 100% of the outstanding shares of Series B Preferred Stock. The address of the beneficial owner is Charles Hoogland, 2440 S. Willemoore, Springfield, Illinois 62704.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

We leased approximately 2,300 square feet of office space in Houston, Texas from a common stock holder. The original term of the lease agreement terminated on January 31, 2014 with automatic renewals for six month periods unless 60 days written notice is given prior to renewal. The lease expired on January 31, 2016 after notice was given that we would not renew the lease. The rental was $2,200 per month.

We lease a loft space in Houston, Texas from a related party in terms of a lease agreement entered into on September 1, 2015 and expiring on May 31, 2016. The lease provides for automatic renewal on a month to month basis unless 60 days written notice is given to terminate the lease. The monthly rental is $3,260 per month.

Other than disclosed above or our compensation arrangements with executive officers, none of our directors and executive officers nor any person who beneficially owns, directly or indirectly, shares equaling more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since our incorporation or any proposed transaction.

Item 14.   Principal Accountant Fees and Services

On February 3, 2016, the Company engaged RBSM LLP as our independent registered public accounting firm.

The following is a summary of the fees billed to the Company by its prior independent registered public accounting firm, Liggett & Webb, P.A. for professional services rendered for the fiscal years 2015 and 2014:

Service	Fiscal 2015	Fiscal 2014
Audit Fees	$34,500	$41,250
Audit-related Fees	-	-
Tax Fees	4,000	3,750
All Other Fees	-	-
	$38,500	$45,000

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.	Description

1.1	Placement Agent Agreement dated April 15, 2014 with Paulson Investment Company, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

2.1	Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

2.2	Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation. (Incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

2.3	Exhibit and Plan of Reorganization dated June 14, 2010 between the Registrant, Designbyhumans.com (“DBH”) the DBH shareholders and DBH Acquisition Corporation (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010, File No. 000-53488).

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.3	By-Laws (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.4	Certificate of Designations Series B Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

3.5	Certificate of Designations Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

3.6	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

4.1	2008 Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

4.2	Form of 3% Convertible Promissory Note (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

4.3	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (Incorporated herein by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

4.4	Form of Registration Rights Agreement between Propell (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2014 File No. 000-53488).

4.5	Form of Warrant (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

4.6	Form of Purchase Warrant to Paulson Investments, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2015, File No. 333-199292).

4.7	Investors Rights Agreement (Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

4.8	Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, File No. 000-53488).

4.9	Restricted Stock Grant (Incorporated herein by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, File No. 000-53488).

10.1	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.2	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.3	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.4	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.5	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (Incorporated herein by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.6	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53488).

10.7	Employment Agreement between Propell and John Huemoeller II dated March 4, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2013, File No. 000-53488).*

10.8	License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013, File No. 000-53488).

10.9	Consulting Agreement between the Company and John Zotos dated March 1, 2013 (Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013, File No. 000-53488).

10.10	Credit Agreement between Novas Energy (USA), Inc. dated April 23, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013, File No. 000-53488).

10.11	Addendum to License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

10.12	Securities Purchase Agreement for purchase of $750,000 of Series B Stock dated March 28, 2014 (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

10.13	Form of Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

10.14	Amended and Restated Employment Agreement John Huemoeller dated December 5, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2015, File No. 000-53488).

10.15	Consulting Agreement with John Zotos (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2015, File No. 000-53488).

10.16	Series C Preferred Stock Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

10.17	Stockholders Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

10.18	Indemnification Agreement (Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

10.19	Amendment to the Series C Preferred Stock Purchase Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015, File Number 000-53488)

10.20	Operating Agreement of Novas Energy North America, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2015, File Number 000-53488)

10.21	Sublicense Agreement by and among Novas Energy USA, Inc., Novas Energy North America, LLC and Novas Energy Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2015, File Number 000-53488)

10.22	Allocation Side Agreement between Novas Energy USA, Inc. Technovita Technologies Corporation and Novas Energy North America, LLC dated November 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2015, File Number 000-53488)

10.23	Employment Agreement, dated January 1, 2016 by and between C. Brian Boutte and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2016, File Number 000-53488)*

10.24	Employment Agreement, dated March 1, 2016 by and between David S. Ramsey and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2016, File Number 000-53488)*

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53488).

21	List of Subsidiaries of the Registrant(1)

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)*

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)*

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)*

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)*

99.1	Secondary Stock Purchase Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed herewith
*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROPELL TECHNOLOGIES GROUP, INC.

By:	/s/ C Brian Boutte
C Brian Boutte
President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2016	By:	/s/ John Huemoeller, II
John Huemoeller, II Director

Date: March 30, 2016	By:	/s/ John Zotos
John Zotos, Secretary and Director

Date: March 30, 2016	By:	/s/ Ivan Persiyanov
Ivan Persiyanov, Director

Date: March 30, 2016	By:	/s/ Maria Damianou
Maria Damianou: Director

