Form 10-Q
period 2016-03-31
Propell Technologies Group, Inc.
filed 2016-05-16
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 268,558,931 shares of common stock, $.001 par value per share, as of May 13, 2016.

PROPELL TECHNOLOGIES GROUP, INC

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report Form 10-Q, including but not limited to, statements regarding our intention to be an oil exploration and production acquisition company, the commercialization of our technology; the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Propell,” the “Company,” “we,” “us” and “our” refer to Propell Technologies Group, Inc.

PROPELL TECHNOLOGIES GROUP, INC.

Item 1.

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

March 31, 2016

PROPELL TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	Unaudited
Assets

Current Assets
Cash	$10,503,563	$11,700,143
Accounts receivable	87,241	913
Prepaid expenses	72,295	227,010
Total Current Assets	10,663,099	11,928,066

Non-Current Assets
Plant and equipment, net	818,613	690,538
Intangibles, net	210,000	227,500
Deposits	9,168	2,200
Total Non-Current Assets	1,037,781	920,238
Total Assets	$11,700,880	$12,848,304

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$159,541	$150,071
Accounts payable - related parties	101,171	1,000
Accrued expenses and other payables	61,773	290,947
Notes payable	3,000	3,000
Total Current Liabilities	325,485	445,017

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued and outstanding. (liquidation preference $251,000)	3,138	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000 )	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued and outstanding (liquidation preference $14,750,000)	4,500	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 shares issued and outstanding.	268,559	268,559
Additional paid-in-capital	26,290,942	26,271,185
Accumulated deficit	(15,191,784)	(14,393,474)
Total stockholder's equity - controlling interest	11,375,395	12,153,948
Non-controlling interest	-	249,339
Total Stockholders' Equity	11,375,395	12,403,287
Total Liabilities and Stockholders' Equity	$11,700,880	$12,848,304

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015

Net Revenue	$82,237	$82,500

Cost of Goods Sold	110,047	57,823

Gross (Loss) Profit	(27,810)	24,677

Sales and Marketing	5,899	597
Professional fees	107,674	155,731
Business development	148,750	-
Consulting fees	440,819	94,387
General and administrative	482,619	383,091
Depreciation and amortization	34,088	32,433
Total Expense	1,219,849	666,239
Loss from Operations	(1,247,659)	(641,562)

Other income	200,010	-
Amortization of debt discount and finance costs	-	(53,100)
Change in fair value of derivative liabilities	-	18,455
Loss before Provision for Income Taxes	(1,047,649)	(676,207)

Provision for Income Taxes	-	-

Net Loss	(1,047,649)	(676,207)

Net loss attributable to non-controlling interest	249,339	-

Net Los Attributable to Controlling Interest	(798,310)	(676,207)

Deemed preferred stock dividend	-	(1,101,696)

Undeclared Series B and Series C Preferred stock dividends	(156,071)	(82,575)

Net loss available to common stock holders	$(954,381)	$(1,860,478)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	268,558,931	250,363,331

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2016 TO MARCH 31, 2016

											Total
											Stockholders'
											Equity		Total
	Preferred Stock								Additional		Equity	Non-	Stockholders'
	Series A-1		Series B		Series C		Common Stock		Paid-in	Accumulated	Controlling	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	(Deficit)
Balance as of January 1, 2016	3,137,500	$3,138	40,000	$40	4,500,000	$4,500	268,558,931	$268,559	$26,271,185	$(14,393,474)	$12,153,948	$249,339	$12,403,287

Stock option based compensation	-	-	-	-	-	-	-	-	19,757	-	19,757		19,757

Net loss for the three months ended March 31, 2016	-	-	-	-	-	-	-	-	-	(798,310)	(798,310)	(249,339)	(1,047,649)

Balance as of March 31, 2016	3,137,500	$3,138	40,000	$40	4,500,000	$4,500	268,558,931	$268,559	$26,290,942	$(15,191,784)	$11,375,395	$-	$11,375,395

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(798,310)	$(676,207)
Less: loss attributable to non-controlling interest	(249,339)	-
Net loss	(1,047,649)	(676,207)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,588	14,933
Amortization expense	17,500	17,500
Amortization of debt discount	-	16,232
Equity based compensation charge	19,757	241,286
Derivative financial liability	-	(18,455)
Gain on debt forgiven	(200,000)	-
Changes in Assets and Liabilities
Accounts receivable	(86,328)	(82,499)
Prepaid expenses and other current assets	154,715	(34,471)
Accounts payable	9,470	(280,129)
Accounts payable - related party	97,889	-
Accrued liabilities	(26,891)	27,193
Accrued interest	-	(11,261)
Cash Used in Operating Activities	(1,044,949)	(785,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(144,663)	(45,800)
Investment in deposit	(6,968)	-
NET CASH USED IN INVESTING ACTIVITIES	(151,631)	(45,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on issuance of Series C Preferred stock	-	5,000,000
Proceeds from notes payable and advances	-	125,000
Repayment of notes payable and advances	-	(421,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,704,000

NET (DECREASE) INCREASE IN CASH	(1,196,580)	3,872,322
CASH AT BEGINNING OF PERIOD	$11,700,143	$40,844
CAST AT END OF PERIOD	$10,503,563	$3,913,166

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$48,130

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$-	$12,789

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2015.

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

Propell Technologies Group, Inc. – Parent Company

Novas Energy USA Inc. (wholly owned)

Novas Energy North America, LLC (60% owned)

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses, those related to revenue recognition and the allowance for doubtful accounts.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018., and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016., and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2016 and December 31, 2015, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2016, the Company had cash balances of $10,503,563, which exceeded the federally insured limits by $9,920,316. At December 31, 2015, the Company had cash balances of $11,700,143, which exceeded the federally insured limits by $10,877,045.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2016.

k)	Inventory

The Company had no inventory as of March 31, 2016 or December 31, 2015.

l)	Plant and Equipment

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2016, there have been no interest or penalties incurred on income taxes.

r)	Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. See note 12 below.

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Prepaid insurance	$33,290	$28,180
Expenses in excess of billings	8,856	155,606
Prepaid professional fees	29,774	42,404
Other	375	820
	$72,295	$227,010

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Capital work in progress	$577,703	$453,228
Plasma pulse tool	310,374	310,374
Furniture and equipment	31,577	27,667
Field equipment	19,627	19,627
Computer equipment	4,176	3,887
Computer software	5.954	-
Total cost	949,411	814,783
Less: accumulated depreciation	(130,798)	(124,245)
Property and equipment, net	$818,613	$690,538

Depreciation expense was $16,588 and $14,933 for the three months ended March 31, 2016 and 2015, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	INTANGIBLES

Licenses

Novas licenses the “Plasma-Pulse Technology” (“the Technology”) from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended on March, 2014. The amended license agreement provides Novas with the exclusive right to develop, use, market and commercialize the Technology for itself and/or third parties, sublicense and provide services to third parties related to the Technology in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Technology. The license is limited to the United States and Mexico. It also provides that Novas will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the license agreement) and Non-Royalty Sublicensing Consideration (as defined in the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations. The royalty provision was amended by the Novas Sublicense Agreement that provides that NENA pays the 7.5% royalty fee and that such 7.5% fee is the exclusive consideration to the Licensor for use of the Technology in the United States so long as the Novas Sublicense Agreement is in effect. Revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. All royalty payments made by Novas as well as sublicensing revenue paid by Novas to the Licensor are credited towards the minimum royalty payment. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license with respect to a particular territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. Novas was obligated to pay an initial license fee of $200,000 to the licensor on June 30, 2015. This license fee was waived on March 29, 2016. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and Novas is responsible for costs of obtaining marketing approvals. The Licensor has the right to terminate the license agreement upon Novas’ breach or default. If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the technology and patent rights in the United States shall become our property.

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

Intangibles consisted of the following as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015

License agreements	$350,000	$350,000
Website development	8,000	8,000
Total cost	358,000	358,000
Less: accumulated amortization	(148,000)	(130,500)
Intangibles, net	$210,000	$227,500

Amortization expense was $17,500 for the three months ended March 31, 2016 and 2015.

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2016	$500,000
2017	500,000
2018	500,000
2019	500,000
2020	500,000
$2,500,000

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable to related parties includes the following:

	March 31, 2016	December 31, 2015

Technovita Technologies Corp.	$100,413	$1,000
Energy Conservation Management	758	-
	$101,171	$1,000

Technovita Technologies Corp., is the 40% shareholder in the NENA joint venture which the Company entered into. This payable represents expenses paid on behalf of the joint venture by Technovita.

Energy Conservation Corp is a third party contractor associated with the joint venture.

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015

Payroll liabilities	$39,797	$38,063
Severance accrual	-	31,109
Accrued Royalties	16,753	14,653
License fees payable	-	200,000
Other	5,223	7,122
	$61,773	$290,947

The license fee payable to Novas BVI for the rights to use the plasma pulse technology in Mexico was waived on March 29, 2016.

8	NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2016 and December 31, 2015, respectively:

Description	Interest Rate	Maturity	March 31, 2016	December 31, 2015

Short-Term
Owl Holdings	-	-	$3,000	$3,000
Total Short term notes payable			$3,000	$3,000

Owl Holdings

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and has outstanding 268,558,931 shares of common stock as of March 31, 2016.

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

Liquidation Preference

Each share of Series A-1 Shares is entitled to a liquidation preference of $0.08 per share

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred Stock (continued)

i)	Series A-1 Convertible Preferred Stock

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred Stock (continued)

ii)	Series B Convertible Preferred Stock

Dividends

(a)	The holders of the Series B Shares are entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year (“Dividend Date”). Such dividends accrue on any given share from the day of original issuance of such share. Such dividends are cumulative, whether or not declared by the Board of Directors, but are non-compounding.

(b)	Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share.

(c)	Nothing contained herein is deemed to establish or require any payment or other charges in excess of the maximum permitted by applicable law.

(d)	In the event that pursuant to applicable law or contract the Company is prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares are entitled, the cash amount available pursuant to applicable law or contract will be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares will be payable in cash.

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

We have undeclared dividends on the Series B Preferred stock amounting to $100,504 as of March 31, 2016. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the three months ended March 31, 2016 takes into account these undeclared dividends.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred Stock (continued)

iii)	Series C Convertible Preferred Stock

The Company has designated 4,500,000 preferred shares as Series C Convertible Preferred Stock (“Series C Shares”), with 4,500,000 Series C Shares issued and outstanding which are convertible into 120,000,000 shares of common stock (a conversion price of $0.12291665 per share).

The Company had entered into an Investors’ Rights Agreement with Ervington (the “Investors’ Rights Agreement”). The Investors’ Rights’ Agreement provides that the Holders (as defined in the Investors’ Rights Agreement) of a majority of the outstanding Registerable Securities (defined therein as the shares of common stock and Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued pursuant to the Secondary Stock Purchase Agreement (as defined below), the shares of Series C Preferred Stock issued pursuant to the Purchase Agreement and any common stock issued as dividends thereon or in exchange for such) are entitled to demand registration rights under certain circumstances and piggyback registration rights. In addition, the Investors’ Rights Agreement provides that Ervington (or its assignee) has the right to designate a person to be appointed as the Company’s Chief Executive Officer, a board observer right if a representative of Ervington or its affiliate is not a member of our board of directors and certain consultation rights if a representative of Ervington or its affiliate is not a member of our board of directors so long as it holds a majority of the Registerable Securities and at least 36,000,000 shares of our common stock on an “as converted” basis. Ervington and its affiliates also have a right of first refusal to acquire their pro rata share of any New Securities (as defined in the Investors’ Rights Agreement) which we propose to issue and sell.

The Company also entered into a Stockholders Agreement (the “Stockholders Agreement”) providing that until a Change of Control Transaction (as defined in the Stockholders Agreement), each person a party thereto shall vote all of such person’s shares of our common stock in favor of the designees appointed by Ervington and two additional directors appointed by two of the Selling Stockholders and Ervington agreed to vote its shares in favor of the two designees appointed by the two Selling Stockholders provided that the certain Selling Stockholders continue to own a certain threshold number of shares of our common stock or preferred stock convertible into our common stock. In addition, the Selling Stockholders granted Ervington certain drag along rights in the event of a Change of Control Transaction (as defined in the Stockholders Agreement) and Ervington and its affiliates were granted certain rights of first refusal.

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred Stock (continued)

iii)	Series C Convertible Preferred Stock (continued)

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

The Company has undeclared dividends on the Series C Preferred stock amounting to $516,301 as of March 31, 2016. The computation of loss per common share for the three months ended March 31, 2016 takes into account these undeclared dividends.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

c)	Stock Options

i)	Plan options

The Company’s Board of Directors approved the Company’s 2008 Stock Option Plan (the “Stock Plan”) for the issuance of up to 5,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. A total of 2,100,000 shares are available for grant. The exercise price of stock options under the Stock Plan is determined by the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date.

At March 31, 2016 and December 31, 2015, there were 380,950 Plan options issued and outstanding, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of March 31, 2016.

No plan options were issued during the three months ended March 31, 2016.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

ii)	Non-Plan Stock Options

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

The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for the three months ended March 31, 2016:

Three months ended March 31, 2016

Stock price	$0.07 – 0.24
Risk-free interest rate	1.31% to 1.73%
Expected life of options	5 Years
Expected volatility of the underlying stock	106.1% to 113.2%
Expected dividend rate	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since inception, the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using the Company’s historical data.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of March 31, 2016, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

c)	Stock Options (continued)

 A summary of all of our option activity during the period January 1, 2015 to March 31, 2016 is as follows:

	Shares Underlying Options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2015	380,950	$0.51 to 13.50	$0.90
Granted – plan options	-	-	-
Granted – non plan options	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	380,950	$0.51 to 13.50	$0.90
Granted – plan options	-	-	-
Granted – non plan options	4,000,000	$0.08 to 0.09	0.09
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2016	4,380,950	0.08 to 13.50	0.16

Stock options outstanding as of March 31, 2016 and December 31, 2015 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

The options outstanding and exercisable at March 31, 2016 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$13.50	3,480	3.21	$13.50	3,480	$13.50	3.21
$12.50	2,000	4.53	$12.5	2,000	$12.50	4.53
$8.50	500	5.25	$8.50	500	$8.50	5.25
$5.00	14,800	5.54	$5.00	14,800	$5.00	5.54
$0.65	36,924	7.00	$0.65	36,924	$0.65	7.00
$0.63	38,096	2.25	$0.63	38,096	$0.63	2.25
$0.51	285,150	4.04	$0.51	285,150	$0.51	4.04
$0.09	3,000,000	4.76	$0.09	-	$-	-
$0.08	1,000,000	4.92	$0.08	-	$-	-
	4,380,950	4.75	$0.16	380,950	$0.90	4.20

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2016 was $277,674 ($0.07 per option). As of March 31, 2016 there were unvested options to purchase 4,000,000 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $257,917 which is expected to be recognized over a period of 35 months.

The Company has recorded an expense of $19,757 and $241,286 for the three months ended March 31, 2016 and 2015 relating to options issued.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

(d)	Warrants

A summary of all of our warrant activity during the period January 1, 2015 to March 31, 2016 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2015	6,339,498	$0.15 to 0.30	$0.24
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	6,339,498	$0.15 to 0.30	$0.24
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2016	6,339,498	$0.15 to 0.30	$0.24

The warrants outstanding and exercisable at March 31, 2016 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.30	375,000	2.58	$0.30	375,000	$0.30	2.58
$0.25	1,751,667	3.24	$0.25	1,751,667	$0.25	3.24
$0.15	525,500	3.24	$0.15	525,500	$0.15	3.24
$0.25	1,508,333	3.34	$0.25	1,508,333	$0.25	3.34
$0.15	577,499	3.35	$0.15	577,499	$0.15	3.35
$0.25	968,166	3.35	$0.25	968,166	$0.25	3.35
$0.25	633,333	3.40	$0.25	633,333	$0.25	3.40
	6,339,498	3.27	$0.24	6,339,498	$0.24	3.27

The warrants outstanding have an intrinsic value of $0 as of March 31, 2016 and 2015.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015

Stock option compensation charge	$19,757	$-
Restricted stock award compensation charge	-	241,286

	$19,757	$241,286

11	OTHER (EXPENSE) INCOME

Other income includes the $200,000 forgiveness of the license fee payable to Novas Energy Group Limited, our technology licensor.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2016 and 2015, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three months ended March 31, 2016 (Shares)	Three months ended March 31, 2015 (Shares)

Options to purchase shares of common stock	4,380,950	380.950
Restricted stock awards – unvested	-	10,750,000
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	31,375,000
Series B convertible preferred shares	4,000,000	7,500,000
Series C convertible preferred shares	120,000,000	-
	166,095,448	56,345,448

13	RELATED PARTY TRANSACTIONS

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS (continued)

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	COMMITMENTS AND CONTINGENCIES

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

The Company leases a loft space in Houston, Texas from a related party in terms of a lease agreement entered into on September 1, 2015 and expiring on May 31, 2016. The lease provides for automatic renewal on a month to month basis unless 60 days’ written notice is given to terminate the lease, the requisite notice has been given and the lease will terminate on May 31, 2016. The monthly rental is $3,260 per month.

The future minimum lease installments under this agreement as of March 31, 2016 to May 31, 2016 is $6,520.

The Company is committed to investing a further $300,000 in NENA, over and above the $900,000 invested in NENA as of March 31, 2016, based on their cash flow needs.

The Company entered into lease agreement for approximately 3,733 square feet of office and warehouse space in Houston, the term of the lease is for 39 months and eighteen days commencing on March 14, 2016 and terminating June 30, 2019. The lease provides for the first full month (April 2016) to be rent free, the fourteenth month to be rent free and the twenty-seventh month to be rent free. Monthly rentals, including estimated operating costs, for the first 12 months, excluding the free rental month amount to approximately $3,410 per month, escalating at a rate of 1.7% per annum, after excluding the free rental months.

The future minimum lease installments under this agreement as of March 31, 2016 to June 30, 2019 is approximately $126,837.

The future minimum operating lease commitments are as follows:

Amount
2016	$33,796
2017	37,916
2018	38,504
2019	21,162
$131,378

In terms of the license agreement commitments disclosed in note 5 above, the minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2016	$500,000
2017	500,000
2018	500,000
2019	500,000
2020	500,000
$2,500,000

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15	JOINT VENTURE

On October 22, 2015, Novas entered into an operating agreement with Technovita(the “Joint Venture Agreement”) , NENA, whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA. In terms of a side agreement entered into on November 18, 2015, the revenue and expenses incurred by Technovita and the Company prior to entering into the operating agreement, have been included in the joint venture and consolidated into the Company’s results effective September 1, 2015. To date, Novas contributed $900,000 to the capital of NENA and Technovita contributed $600,000.

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

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto presented herein and the risk factors and our audited consolidated financial statements and notes thereto for the year ended December 31, 2015 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of many factors including those discussed herein below, under Part II, Item 1A, “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

Overview and Financial Condition

Our Company

Propell Technologies, Inc. intends to be an oil exploitation and production (“E&P”) company through the acquisition and growth of a base of producing assets by leveraging M&A and operational expertise, and by using advanced technology including Plasma Pulse well treatment which uses no acidization, hydrofracking or other chemicals. Through its wholly owned subsidiary, Novas Energy USA, Inc., and now through its indirect majority owned subsidiary, Novas Energy North America, LLC (“NENA”), the intention is to improve oil production using the Plasma Pulse Technology. Novas has an exclusive, perpetual license to engage in the commercial application of a unique proprietary Plasma-Pulse Treatment (the “Plasma Pulse Technology”) technology in the United States and Mexico, which it licenses from Novas Energy Group Limited (“Licensor”) and sublicenses on an exclusive basis to its majority owned subsidiary, NENA, for use in the United States and Canada. The Plasma Pulse Technology is an Enhanced Oil Recovery methodology and process that has been developed to be environmentally friendly, mobile, time efficient and cost effective. The Plasma Pulse Technology is patented in the USA. We expect the Plasma Pulse Technology to continue to drive new and renewed revenue for energy producers and we believe it has the potential to become a new standard for the entire petroleum industry.

Since February 4, 2013, following the closing of the Share Exchange Agreement with the shareholders of Novas, under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our common stock, and until recently our primary focus has shifted to the further development of the Plasma Pulse Technology. While we are still indirectly engaged in the oil recovery business through NENA, our primary focus is on the acquisition of oil producing properties. The oil recovery technology used by Novas is based on an exclusive, perpetual royalty-bearing license (the “License Agreement”) to engage in the commercial application of the Plasma Pulse Technology entered into on January 30, 2013, as amended in March 2014 and December 23, 2014 with Novas Energy Group Limited (“Licensor”) which granted Novas the right to use the Plasma Pulse Technology in the United States and Mexico to enhance oil production.  The license agreement provides Novas with the right to practice the licensed process and to utilize the Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Plasma Pulse Technology in the United States.

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

Initially we offered our services to independent oil wells based on a joint venture model in which we received a percentage of the revenue that our customers derived from additional production resulting from the use of the Plasma Pulse Technology, we have not concluded any further agreements under this joint venture model. We also offered our services on a fee-based model and charged a service fee for use of the Plasma Pulse Technology. In 2014 we treated sixteen wells for service fees. Pursuant to the terms of the Novas Sublicense Agreement, we transferred our exclusive right to utilize the Plasma Pulse Technology to treat vertical wells in the United States to NENA. As such, NENA now has the exclusive right to use the Plasma Pulse Technology for treatment of vertical wells in the United States. We retained, however, the right to utilize the Plasma Pulse Technology to treat wells that we acquire in the United States. To date NENA has treated a total of thirteen wells, three in the USA, one in Colorado and two in Kansas and ten in Alberta, Canada.

In addition, it is our intention to acquire producing oil fields to generate revenues and we may use the Plasma Pulse Technology on our acquired wells to increase their production.

To date, we derived $431,431 in revenue from our oil enhancement business. We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $15,191,784 through March 31, 2016 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of March 31, 2016 and 2015, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended March 31, 2016 and March 31, 2015

Net revenues

Net revenues were $82,237 and 82,500 for the three months ended March 31, 2016 and 2015 respectively, a decrease of $263 or 0.3%. All of the revenue during the quarter has been derived from the NENA joint venture in which we have a 60% share. In the prior year we had derived $82,500 of revenue from the treatment of well by Novas, our wholly owned subsidiary. Due to the current market conditions in the oil industry, our ability to generate significant revenues remains very limited.

Cost of goods sold

Cost of goods sold was $110,047 and $57,823 for the three months ended March 31, 2016 and 2015, respectively, an increase of $52,224 or 90.3%. Cost of goods sold during the current year, primarily represents treatment costs incurred by NENA in treating wells in Canada and the USA, there were several wells treated with no revenue generated. In the prior year the cost of sales consisted primarily of engineering services provided by third party contractors and a provision for royalty expense on wells treated by Novas.

Gross loss

Gross loss (profit) was $(27,810) and $24,677 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $52,487, primarily due to the treatment of several wells under the NENA joint venture which resulted in no revenues.

Total expenses

Total expenses were $1,219,849 and $666,239 for the three months ended March 31, 2016 and 2015, respectively, an increase of $553,610 or 83.1%. Total expenses consisted primarily of the following:

•	Stock based compensation expense was $19,757 and $241,286 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $221,529. The current year consists of a charge for stock options issued to our CEO and COO during the current quarter. The prior year consists of a charge of $241,284 for restricted stock issued to our Chief Executive Officer, John Huemoeller and one of our directors, John Zotos. The charge for restricted stock was fully amortized at December 31, 2015.

•	Professional fees were $107,674 and $155,731 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $48,057 or 30.9%. The decrease is primarily due to a decrease in; i) legal fees of $65,021 due to non-recurring work performed on the joint venture agreements by our legal counsel; ii) a decrease in once-off patent legal costs of $11,133 incurred to patent the plasma pulse technology in the USA, and iii) offset by an increase in other professional fees of $25,082 primarily due to an increase in audit fees and other accounting fees incurred on the NENA joint venture.

•	Business development expenditure totaled $148,750 and $0 for the three months ended March 31, 2016. The business development expenditure relates to the treatment of several wells by NENA as a marketing tool and to prove NENA’s abilities, in an effort to generate a sustainable revenue stream.

•	Consulting fees totaled $440,819 and $94,387 for the three months ended March 31, 2016 and 2015, respectively, an increase of $346,432 or 367.0%. The increase is primarily due to consulting and contracting fees incurred in NENA, the services provided by NENA, as well as some administrative functions that are performed by outside contractors and consultants. The NENA joint venture has only been operational since the third quarter of the prior year.

•	General and administrative expenditure was $462,862 and $141,805 for the three months ended March 31, 2016 and 2015, respectively, an increase of $321,057 or 226.4%. This increase is primarily due to the following; i) an increase in payroll expenses of $174,658 due to payroll expenses of $58,257 incurred by NENA, a once off signing bonus of $60,000 paid to our new CEO and an increase in salary expenditure, including benefits expenditure, due to the employment of our new CEO in January 2016 and a COO in March 2016, previously we did not have a COO function; ii) an increase in Investor relations expenditure of $31,224 due to a new contract entered into with an investor relations firm which required an upfront payment and a monthly fee; iii) an increase in insurance expenditure of $24,313 due to an increase in the level of D&O coverage; iv) an increase in building rental expense of $17,143 due to rental expense incurred by NENA and an increase in the rental expense incurred for an apartment leased for John Huemoeller; and v) an increase in franchise taxes paid to Delaware based on the number of shares outstanding, which number had increased due to the issuance of the additional 4,500,000 preferred shares in the prior year and the issuance of 13,000,000 restricted common stock to two directors.

•	Depreciation and amortization expense was $34,088 and 32,433 for the three months ended March 31, 2016 and 2015, respectively, an increase of $1,655 or 5.1%. This increase is primarily due to minor other asset acquisitions during the current year.

Other income

Other income was $200,010 and $0 for the three months ended March 31, 2016 and 2015, respectively, an increase of $200,010 was primarily due to the forgiveness of the once off license fee for the Mexican market, which was due in June 2015.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $0 and $53,100 for the three months ended March 31, 2016 and 2015, respectively. All debt was repaid during the first quarter of the prior year, all interest due was repaid and the remaining debt discount was fully amortized.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $0 and $18,455 for the three months ended March 31, 2016 and 2015 respectively, a decrease of $18,455. In the prior year the derivative liability movement reflected the mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credits on the remaining short-term convertible notes.

Net loss

We incurred a net loss of $1,047,649 and $676,207 for the three months ended March 31, 2016 and 2015, an increase of $371,442 or 54.9%, respectively and which consists of the various items discussed above.

Net loss attributable to non-controlling interest

The net loss attributable to non-controlling interest represents the remaining interest of Technovita in the joint venture. Technovita owns 40% of the joint venture, the Technovita share of the losses in the joint Venture amount to $265,549, however this is limited to the total remaining investment of $249,339.

Deemed preferred stock dividend

A deemed preferred stock dividend of $1,101,696 has been disclosed in the statement of operations for the three months ended March 31, 2015. This amount represents the in-the-money value of the conversion feature of the Series C Preferred Stock as of the date of issue. These shares of Series C Preferred Stock is convertible into common stock at an exercise price of $0.12291665 per share.

Undeclared Series B and Series C Preferred stock dividends

A deemed preferred stock dividend of $156,071 and $82,575 has been disclosed for the three months ended March 31, 2016 and 2015, respectively. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the three months ended March 31, 2016 and 2015.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have spent $144,663 on plant and equipment for the three months ended March 31, 2016, primarily on new down hole tools acquired.

We have incurred an accumulated deficit of $15,191,784 through March 31, 2016 and incurred negative cash flow from operations of $1,044,949 for the three months ended March 31, 2016. We have spent, and need to continue to spend, substantial amounts in connection with implementing our new business strategy.

Our primary commitments include the minimum commitments under the license agreements and our commitment to invest an additional $300,000 into the joint venture based on their cash flow needs. Based upon our current plans, we believe that our cash will be sufficient to enable us to meet our anticipated operating needs for at least the next twelve months, subject to any property acquisition.

Our minimum commitments under the License Agreement for the next five years (assuming the Novas Sublicense Agreement remains in effect and the $500,000 annual royalty payment with respect to the United States territory is not required to be paid), is summarized as follows:

Amount

2016	$500,000
2017	500,000
2018	500,000
2019	500,000
2020	500,000
$2,500,000

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2016 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   For the three months ended March 31, 2016 and for the twelve months ended December 31, 2015, respectively, we had net revenues of $82,237 and $82,500 from our plasma pulse oil recovery business. For the three months ended March 31, 2016 we have sustained a net loss of $1,047,649 and for the years ended December 31, 2015 and 2014, we sustained a net loss of $4,331,980 and $5,018,483, respectively.  To date, we have not generated significant revenue from the Plasma Pulse Technology and NENA has not generated any significant revenues from the Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our recent changes in business strategy.

Our future plans and operations may require that we raise additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the year ended December 31, 2015 and the year ended December 31, 2014 we raised a total of $14,750,000 from our private placement of Series C Preferred stock to Ervington consummated during February and June 2015. We have used the funds raised in our financings for working capital purposes and intend to acquire an oil well with the funds that were recently raised. However, there can be no assurance that we will be able to achieve our goals with the cash on hand or the cash generated from operations.

The joint venture may not be able to service customers with the six tools that we currently have.

The joint ventures ability to continue to service customers and expand its business is dependent upon it acquiring additional apparatuses to be utilized with the Plasma Pulse Technology. We currently have six down-hole tools that can treat 5 ½ inch and 4 ½-inch cased wells.. If the tools should require repair the joint venture may be unable to service customers. In addition, with only six tools, the joint venture can only treat a limited number of wells at a time and are unable to treat wells on days when the tools are in transit from one customer’s well to another well.

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

The License Agreement with the Licensor requires us to pay aggregate minimum royalty payments of $1,000,000 per year; however, no minimum royalty payment is due prior to (i) December 31, 2015 with respect to Mexican operations and (ii) the three-year anniversary of the license agreement with respect to the United States operations and provided further that the $500,000 due for operations in the United States is not required to be paid under the terms of the Novas Sublicense Agreement so long as the Novas Sublicense Agreement remains in effect. If the minimum royalty is not timely paid, the Licensor has the right to terminate the license agreement with respect to a certain territory under certain circumstances and in certain other circumstances has the right to terminate the entire agreement. Subsequent to year end, the $200,000 due with respect to our license to operate in Mexico was waived. To date, we have not generated enough revenue to pay minimum royalty payments. No assurance can be given that the joint venture or we will generate sufficient revenue to make these minimum royalty payments. Any failure to make the payments would permit the Licensor to terminate the license. If we were to lose or otherwise be unable to maintain this license, it would halt our ability to market our technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

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

If we fail to maintain a minimum bid price of $.01 per share one day per each thirty consecutive days, our stock will no longer be eligible to be traded on the OTCQB and will be traded on the pink sheets. Effective May 1, 2014, the OTC Market Group implemented new eligibility standards for companies traded on the OTCQB that include enhanced disclosure requirements. Investors of companies that do not meet the eligibility requirements will not have the benefit of the additional disclosure

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended March 31, 2016

None.

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

DATE: May 16, 2016	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)
	By:	/s/C B Boutte
C B Boutte, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)