Form 10-Q
period 2016-06-30
Propell Technologies Group, Inc.
filed 2016-08-15
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 268,558,931 shares of common stock, $.001 par value per share, as of August 15, 2016.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Propell,” the “Company,” “we,” “us” and “our” refer to Propell Technologies Group, Inc.

PROPELL TECHNOLOGIES GROUP, INC.

Item 1.

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

June 30, 2016

PROPELL TECHNOLOGIES GOUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	Unaudited
Assets

Current Assets
Cash	$9,923,473	$11,700,143
Accounts receivable, net	77,039	913
Prepaid expenses	45,891	227,010
Total Current Assets	10,046,403	11,928,066

Non-Current Assets
Plant and equipment, net	826,708	690,538
Intangibles, net	192,500	227,500
Deposits	9,168	2,200
Total Non-Current Assets	1,028,376	920,238
Total Assets	$11,074,779	$12,848,304

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$102,319	$150,071
Accounts payable - related parties	469,427	1,000
Accrued expenses and other payables	62,009	290,947
Notes payable	3,000	3,000
Total Current Liabilities	636,755	445,018

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued and outstanding. (liquidation preference $251,000)	3,138	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000)	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued and outstanding (liquidation preference $14,750,000)	4,500	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 shares issued and outstanding.	268,559	268,559
Additional paid-in-capital	26,314,080	26,271,184
Accumulated deficit	(16,152,293)	(14,393,474)
Total stockholder's equity - controlling interest	10,438,024	12,153,947
Non-controlling interest	-	249,339
Total Stockholders' Equity	10,438,024	12,403,286
Total Liabilities and Stockholders' Equity	$11,074,779	$12,848,304

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GOUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net Revenue	$65,531	$8,500	$147,768	$91,000

Cost of Goods Sold	16,887	42,147	126,934	99,970

Gross Profit (Loss)	$48,644	$(33,647)	$20,834	$(8,970)

Sales and Marketing	11,747	2,094	17,646	2,691
Professional fees	98,806	226,333	206,480	382,064
Business development	15,671	-	164,422	-
Consulting fees	374,472	125,280	815,291	219,667
General and administrative	473,773	390,477	956,390	773,568
Depreciation and amortization	34,996	36,883	69,084	69,316
Total Expense	1,009,465	781,067	2,229,313	1,447,306
Loss from Operations	(960,821)	(814,714)	(2,208,479)	(1,456,276)

Other (expense) income	(763)	-	199,248	-
Foreign currency gain	1,073	-	1,073	-
Amortization of debt discount and finance costs	-	-	-	(53,100)
Change in fair value of derivative liabilities	-	-	-	18,455
Loss before Provision for Income Taxes	(960,511)	(814,714)	(2,008,158)	(1,490,921)

Provision for Income Taxes	-	-	-	-

Net Loss	(960,511)	(814,714)	(2,008,158)	(1,490,921)

Net loss attributable to non-controlling interest	-	-	249,339	-

Net Los Attributable to Controlling Interest	(960,511)	(814,714)	(1,758,819)	(1,490,921)

Deemed preferred stock dividend	-	(1,355,085)	-	(2,456,781)

Undeclared Series B and Series C Preferred stock dividends	(156,071)	(62,586)	(312,142)	(145,161)

Net loss available to common stock holders	$(1,116,582)	$(2,232,385)	$(2,070,961)	$(4,092,863)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	268,558,931	256,366,623	268,558,931	254,006,478

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GOUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(1,758,819)	$(1,490,921)
Less: loss attributable to non-controlling interest	(249,339)	-
Net loss	(2,008,158)	(1,490,921)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	34,084	34,316
Amortization expense	35,000	35,000
Loss on theft of fixed assets	1,248	-
Provision for bad debt	22,700	-
Amortization of debt discount	-	16,232
Equity based compensation charge	42,895	482,572
Derivative financial liability	-	(18,455)
Gain on debt forgiven	(200,000)	-
Changes in Assets and Liabilities
Accounts receivable	(98,826)	(3,499)
Prepaid expenses and other current assets	181,119	(76,346)
Accounts payable	(47,752)	(202,048)
Accounts payable - related party	466,145	-
Accrued liabilities	(26,655)	13,555
Accrued interest	-	(11,261)
Cash Used in Operating Activities	(1,598,200)	(1,220,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(171,502)	(413,786)
Investment in deposit	(6,968)	-
NET CASH USED IN INVESTING ACTIVITIES	(178,470)	(413,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on issuance of Series C Preferred stock	-	14,750,000
Proceeds from notes payable and advances	-	125,000
Repayment of notes payable and advances	-	(421,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	14,454,000

NET (DECREASE) INCREASE IN CASH	(1,776,670)	12,819,359
CASH AT BEGINNING OF PERIOD	11,700,143	40,844
CASH AT END OF PERIOD	$9,923,473	$12,860,203

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$48,130

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$-	$12,789

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended June 30, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).

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

d)	Recent Accounting Pronouncements

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

e)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2016 and December 31, 2015, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2016, the Company had cash balances of $9,923,473, which exceeded the federally insured limits by $9,510,855. At December 31, 2015, the Company had cash balances of $11,700,143, which exceeded the federally insured limits by $10,877,045.

f)	Related parties

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Prepaid insurance	$26,858	$28,180
Expenses in excess of billings	-	155,606
Prepaid professional fees	18,336	42,404
Other	697	820
	$45,891	$227,010

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Capital work in progress	$602,294	$453,228
Plasma pulse tool	310,374	310,374
Furniture and equipment	12,785	27,667
Field equipment	20,311	19,627
Computer equipment	5,176	3,887
Computer software	5.954	-
Total cost	956,894	814,783
Less: accumulated depreciation	(130,186)	(124,245)
Property and equipment, net	$826,708	$690,538

Depreciation expense was $34,084 and $34,316 for the six months ended June 30, 2016 and 2015, respectively.

5	INTANGIBLES

Intangibles consisted of the following as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015

License agreements	$350,000	$350,000
Website development	8,000	8,000
Total cost	358,000	358,000
Less: accumulated amortization	(165,500)	(130,500)
Intangibles, net	$192,500	$227,500

Amortization expense was $35,000 for the six months ended June 30, 2016 and 2015.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	INTANGIBLES (continued)

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2016	$500,000
2017	500,000
2018	500,000
2019	500,000
2020	500,000
$2,500,000

6	ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable to related parties includes the following:

	June 30, 2016	December 31, 2015

Technovita Technologies Corp.	$469,427	$1,000
	$469,427	$1,000

Technovita Technologies Corp., is the 40% shareholder in the NENA joint venture which the Company entered into (described below). This payable represents expenses paid on behalf of the joint venture by Technovita.

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015

Payroll liabilities	$41,096	$38,063
Severance accrual	-	31,109
Accrued Royalties	20,913	14,653
License fees payable	-	200,000
Other	-	7,122
	$62,009	$290,947

The license fee payable to Novas BVI for the rights to use the Licensed Plasma Pulse Technology (defined below) in Mexico was waived on March 29, 2016.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY

a)	Preferred Stock

i)	Series B Convertible Preferred Stock

We have undeclared dividends on the Series B Preferred stock amounting to $109,479 as of June 30, 2016. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the three and six months ended June 30, 2016 takes into account these undeclared dividends.

ii)	Series C Convertible Preferred Stock

The Company has undeclared dividends on the Series C Preferred stock amounting to $663,397 as of June 30, 2016. The computation of loss per common share for the three and six months ended June 30, 2016 takes into account these undeclared dividends.

b)	Stock Options

i)	Plan options

At June 30, 2016 and December 31, 2015, there were 380,950 Plan options issued and outstanding, under the Stock Option Plan.

No plan options were issued during the six months ended June 30, 2016.

 A summary of all of our option activity during the period January 1, 2015 to June 30, 2016 is as follows:

	Shares Underlying Options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2015	380,950	$0.51 to 13.50	$0.90
Granted – plan options	-	-	-
Granted – non plan options	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	380,950	$0.51 to 13.50	$0.90
Granted – plan options	-	-	-
Granted – non plan options	4,000,000	$0.08 to 0.09	0.09
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2016	4,380,950	0.08 to 13.50	0.16

Stock options outstanding as of June 30, 2016 and December 31, 2015 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY (continued)

b)	Stock Options (continued)

The options outstanding and exercisable at June 30, 2016 are as follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$13.50	3,480	2.96	$		3,480	$		2.96
$12.50	2,000	4.28	$		2,000	$		4.28
$8.50	500	5.00	$		500	$		5.00
$5.00	14,800	5.29	$		14,800	$		5.29
$0.65	36,924	6.75	$		36,924	$		6.75
$0.63	38,096	2.00	$		38,096	$		2.20
$0.51	285,150	3.79	$		285,150	$		3.79
$0.09	3,000,000	4.51	$		-	$		-
$0.08	1,000,000	4.67	$		-	$		-
	4,380,950	4.50		$0.16	380,950		$0.90	3.95

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2016 was $277,674 ($0.07 per option). As of June 30, 2016 there were unvested options to purchase 4,000,000 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $234,777 which is expected to be recognized over a period of 32 months.

The Company has recorded an expense of $42,895 and $0 for the six months ended June 30, 2016 and 2015 relating to options issued.

(d)	Warrants

The warrants outstanding and exercisable at June 30, 2016 are as follows:

	Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$0.30	375,000	2.33	$		375,000	$		2.33
$0.25	1,751,667	2.99	$		1,751,667	$		2.99
$0.15	525,500	2.99	$		525,500	$		2.99
$0.25	1,508,333	3.09	$		1,508,333	$		3.09
$0.15	577,499	3.10	$		577,499	$		3.10
$0.25	968,166	3.10	$		968,166	$		3.10
$0.25	633,333	3.15	$		633,333	$		3.15
	6,339,498	3.02		$0.24	6,339,498		$0.24	3.02

The warrants outstanding have an intrinsic value of $0 as of June 30, 2016 and 2015.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Six months ended June 30, 2016	Six months ended June 30, 2015

Stock option compensation charge	$42,895	$-
Restricted stock award compensation charge	-	482,572

	$42,895	$482,572

10	OTHER (EXPENSE) INCOME

Other income includes the $200,000 forgiveness of the license fee payable to Novas Energy Group Limited, our technology licensor.

11	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the six months ended June 30, 2016 and 2015, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Six months ended June 30, 2016 (Shares)	Six months ended June 30, 2015 (Shares)

Options to purchase shares of common stock	4,380,950	380.950
Restricted stock awards – unvested	-	9,500,000
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	120,000,000	-
	166,095,448	51,595,448

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	RELATED PARTY TRANSACTIONS

On January 1, 2016, the “Company entered into a three-year Employment Agreement with C. Brian Boutte (the “Boutte Employment Agreement”) to serve as the Company’s Chief Executive Officer. Mr. Boutte will also serve as the Company’s interim Chief Financial Officer. Under the Boutte Employment Agreement, for his service as the Chief Executive Officer of the Company, Mr. Boutte receives an annual base salary of $265,000 and an annual performance bonus of up to 55% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by the Company’s Board of Directors and Mr. Boutte. In connection with the entry into the Boutte Employment Agreement, Mr. Boutte received a sign on bonus of $60,000 and was granted an option award exercisable for 3,000,000 shares of the Company’s common stock, which will vest as to 1,000,000 shares on each of the one, two and three-year anniversary of the commencement of his employment with the Company. In the event of the sale of all of the Company’s assets or any field acquired by the Company during the employment period which sale occurs after the six-month anniversary of his employment and before the two-year anniversary of his termination of employment, the Employment Agreement provides that Mr. Boutte will receive a bonus equal to 3% of net cash proceeds received by the Company from such sale after payment of certain costs and expenses. In the event that Mr. Boutte’s employment is terminated Without Cause (as defined in the Boutte Employment Agreement), by Mr. Boutte for Good Reason (as defined below), Disability (as defined in the Boutte Employment Agreement) or upon his death, if any occur after the one-year anniversary of his employment, Mr. Boutte is entitled to receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In the event of a Change of Control (as defined in the Boutte Employment Agreement), Mr. Boutte will receive a severance payment equal to one year’s base salary, any bonus earned which remains unpaid at such time and reimbursement of expenses. In addition, if a Change of Control occurs after the one-year anniversary of the commencement of his employment with the Company, all of Mr. Boutte’s options shall immediately vest. The Boutte Employment Agreement also includes customary confidentiality obligations and inventions assignments by Mr. Boutte as well as a non-compete and non-solicitation provision. If his employment is terminated for Cause (as defined below) or by him Without Good Reason (as defined in the Boutte Employment Agreement), Mr. Boutte is entitled to receive his annual base salary through the date of termination and any bonus earned but unpaid. For purpose of the Boutte Employment Agreement, “Good Reason” is defined as (i) any material and substantial breach of the Boutte Employment Agreement by the Company; (ii) a Change in Control (as defined in the Boutte Employment Agreement) occurs and Mr. Boutte’s employment is terminated at any time within the six (6) month period on or immediately following the Change in Control; (iii) a reduction in Mr. Boutte’s Annual Base Salary as in effect at the time in question, or any other failure by the Company to comply with the compensation terms of the Boutte Employment Agreement; or (iv) the Boutte Employment Agreement is not assumed by a successor to the Company. For purposes of the Boutte Employment Agreement, “Cause” is defined as (i) acts of embezzlement or misappropriation of funds or fraud; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft; (iii) a material violation by Mr. Boutte of any provision of the Boutte Employment Agreement, including willful failure to perform assigned tasks, willful and unauthorized disclosure of Company material confidential information; (iv) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Mr. Boutte’s duties and that performance of his duties is affected; (v) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vi) willful failure to perform his assigned tasks, where such failure is attributable to the fault of Mr. Boutte, gross insubordination or dereliction of fiduciary obligations which, to the extent it is curable by Mr. Boutte, is not cured by Mr. Boutte within thirty (30) days of receiving written notice of such violation by the Company.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	RELATED PARTY TRANSACTIONS (continued)

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	COMMITMENTS AND CONTINGENCIES

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

The Company leased a loft space in Houston, Texas from a related party in terms of a lease agreement entered into on September 1, 2015 that expired on May 31, 2016. The lease provided for automatic renewal on a month to month basis unless 60 days’ written notice is given to terminate the lease, the requisite notice had been given and the lease terminated on May 31, 2016. The monthly rental was $3,260 per month.

The Company is committed to investing a further $300,000 in NENA, over and above the $900,000 invested in NENA as of June 30, 2016, based on their cash flow needs.

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

The future minimum lease installments under this agreement as of June 30, 2016 to June 30, 2019 is approximately $118,039.

The future minimum operating lease commitments are as follows:

Amount
2016	$20,457
2017	37,916
2018	38,504
2019	21,162
$118,039

In terms of the license agreement commitments disclosed in note 5 above, the minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2016	$500,000
2017	500,000
2018	500,000
2019	500,000
2020	500,000
$2,500,000

14	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview and Financial Condition

Our Company

We intend to be an oil exploitation and production (“E&P”) company through the acquisition and growth of a base of producing assets by leveraging M&A and operational expertise, and by using advanced technology to increase their production. On July 6, 2015, we closed the final tranche of our private placement of the sale of our Series C Preferred Stock and raised an additional $9,750,000, the use of proceeds of which was specified to be for the acquisition, enhancement and maintenance of an oil field. Since the closing of the private placement, we have shifted our operational focus from being a direct provider of well services based upon plasma pulse technology to actively seeking to acquire producing oil fields to generate revenues and the development of untapped hydrocarbon reserves through resource conversion once oil supply/ demand rebalances and prices rebound. As a result, in August 2015, our board of directors and shareholders approved the exclusive sublicense to our majority owned subsidiary Novas Energy North America, LLC (“NENA”) of our rights to use certain plasma pulse technology that we had licensed from Novas Energy Group Limited (the “Licensor”) pursuant to the terms of an exclusive license agreement (the “License Agreement”), for treatment of vertical wells in the United States (hereafter, the “Licensed Plasma Pulse Technology”). The Licensed Plasma Pulse Technology refers to the process and apparatus of Licensor for its plasma pulse technology as covered by Licensor’s patent rights. Although we are indirectly engaged in the oil recovery business through NENA and directly through our treatment of oil wells in Mexico, it is not now our foundational business strategy.

The Company’s wholly owned subsidiary, Novas Energy USA, Inc. (“Novas”) entered into a sublicense agreement (the “Novas Sublicense Agreement”) with NENA and Licensor pursuant to which NENA was granted the right, subject to certain exceptions to be the exclusive provider of the Licensed Plasma Pulse Technology for treatment of vertical wells to third parties in the United States. As such, NENA as the Operator, now has the exclusive right to use the Licensed Plasma Pulse Technology for treatment of vertical wells in the United States. We retained, however, the right to utilize the Licensed Plasma Pulse Technology to treat wells that we may acquire in the United States. We also have the right to utilize plasma pulse technology not covered by the License Agreement. To date, NENA has treated a total of thirteen wells, three in the USA, one in Colorado and two in Kansas and ten in Alberta, Canada. During the first six months of 2016, NENA treated four wells in the United States utilizing our down-hole tools. In October 2015, Novas entered into an operating agreement with Technovita Technologies USA, Inc. (“Technovita”) (the “Joint Venture Agreement”) through a newly formed Delaware limited liability company, NENA, whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA. Pursuant to a side agreement entered into on November 18, 2015, the revenue and expenses incurred by Technovita prior to entering into the operating agreement have been included in the joint venture and consolidated into the Company’s results effective September 1, 2015. Subject to certain exceptions and pursuant to the terms of Sublicense Agreements (the “Technovita Sublicense Agreement”) that was entered into between Technovita, NENA and Licensor, NENA is the exclusive provider of the Licensed Plasma Pulse Technology for treatment of vertical wells to third parties in Canada.

Certain oil recovery technology used by Novas, and sublicensed by NENA, is based on an exclusive, perpetual royalty-bearing license (the “License Agreement”) to engage in the commercial application of the Licensed Plasma Pulse Technology entered into on January 30, 2013, as amended in March 2014 and December 23, 2014 with Licensor which granted Novas the right to use the Licensed Plasma Pulse Technology in the United States and Mexico to enhance oil production. The License Agreement provides Novas with the right to practice the licensed process and to utilize the Licensed Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Licensed Plasma Pulse Technology in the United States.

On July 19, 2016, we received a notice from Licensor purporting to effectively terminate the License Agreement for non-payment of required royalties, asserting, among other things, that as of June 30, 2016, Novas owed Licensor a pro rata amount of $1,458,333 for the Licensed Plasma Pulse Technology for the United States and Mexico, of which $1,000,000 was alleged to be in arrears. Licensor has since reiterated its demands, particularly as to its demands related to Mexico. We and Novas believe that there is no legal basis for Licensor to terminate the License Agreement and intend to vigorously defend against any attempt by Licensor to enforce a termination of the License Agreement. Further, we believe that Licensor has failed to materially perform its obligations under the License Agreement, and we believe that such failures on Licensor’s part may impact what, if any, payments are due under the License Agreement by Novas to Licensor.

We and Novas believe that it is evident from the plain language of the Sublicense Agreement, and the fact that we transferred to NENA substantially all of its rights for the use of Licensed Plasma Pulse Technology in the United States of America, that the Sublicense Agreement replaced and superseded the royalty fees due under the License Agreement for the use of the Licensed Plasma Pulse Technology in the Licensed Territory.

In 2013, we closed a Share Exchange Agreement with the shareholders of Novas, under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our common stock. Novas had entered into a license for use of the Licensed Plasma Pulse Technology licensed from Licensor for use in the United States and Mexico. Prior to the closing of the second tranche of the Series C Preferred Stock private placement and the sublicense with NENA, our focus had been on the provision of production enhancement services. We have not concluded any further agreements under this joint venture model other than in Mexico where we intend to treat 15 wells through our partner Pozotech utilizing a plasma pulse technology. We anticipate deriving approximately $375,000 in revenue from the treatment of the 15 wells.

To date, we derived $496,962 in revenue from our oil enhancement business. We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $16,152,295 through June 30, 2016 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of June 30, 2016 and 2015, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended June 30, 2016 and June 30, 2015

Net revenues

Net revenues were $65,531 and $8,500 for the three months ended June 30, 2016 and 2015 respectively, an increase of $57,031 or 671.0%. All of the revenue during the quarter has been derived from the NENA joint venture in which we have a 60% share. In the prior year we had derived $8,500 of revenue from the treatment of well by Novas, our wholly owned subsidiary. Due to the current market conditions in the oil industry, our ability to generate significant revenues remains very limited.

Cost of goods sold

Cost of goods sold was $16,887 and $42,147 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $25,260 or 59.9%. Cost of goods sold during the current year, primarily represents treatment costs incurred by NENA in treating wells in Canada and the USA. Several of the wells that were treated did not generate revenue. In the prior year the cost of sales consisted primarily of engineering services provided by third party contractors and a provision for royalty expense on wells treated by Novas.

Gross profit (loss)

Gross profit (loss) was $48,644 and $(33,647) for the three months ended June 30, 2016 and 2015, respectively, an increase of $82,291, primarily due to the treatment of several wells under the NENA joint venture. In the prior year, the cost of sales included engineering costs incurred on wells treated for no revenues.

Total expenses

Total expenses were $1,009,465 and $781,067 for the three months ended June 30, 2016 and 2015, respectively, an increase of $228,398 or 29.2%. Total expenses consisted primarily of the following:

•	Professional fees were $98,806 and $226,333 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $127,527 or 56.3%. The decrease is primarily due to a decrease in; i) legal fees of $110,050 due to non-recurring work performed on the joint venture agreements by our legal counsel; ii) a decrease in once-off patent legal costs of $17,193 during the three months ended June 30, 2015 related to patenting the Licensed Plasma Pulse Technology in the USA.

•	Business development expenditure totaled $15,671 and $0 for the three months ended June 30, 2016. The business development expenditure relates to the treatment of several wells by NENA as a marketing tool to prove NENA’s abilities, in an effort to generate a sustainable revenue stream.

•	Consulting fees totaled $374,472 and $125,280 for the three months ended June 30, 2016 and 2015, respectively, an increase of $249,192 or 198.9%. The increase is primarily due to consulting and contracting fees incurred by NENA. The NENA joint venture has only been operational since the third quarter of the prior year.

•	General and administrative expenditure was $956,390 and $773,568 for the six months ended June 30, 2016 and 2015, respectively, an increase of $182,822 or 23.6%. This increase is primarily due to the following; i) an increase in payroll expenses of $322,294 due to payroll expenses of $103,180 incurred by NENA, a once off signing bonus of $60,000 paid to our new CEO and an increase in salary expenditure, including benefits expenditure, due to the employment of our new CEO in January 2016 and a COO in March 2016, previously we did not have a COO function; ii) an increase in investor relations expenditure of $73,785 due to a new contract entered into with an investor relations firm which required an upfront payment and a monthly fee; iii) an increase in insurance expenditure of $40,013 due to an increase in the level of D&O coverage; iv) an increase in building rental expense of $23,091 due to rental expense incurred by NENA and an increase in the rental expense incurred for an apartment leased for John Huemoeller, which terminated on May 31, 2016; v) an increase in equipment rental expense of $27,071 due to equipment leased by NENA to treat wells; vi) an increase in franchise taxes paid to the State of Delaware based on the number of shares outstanding, which number had increased due to the issuance of the additional 4,500,000 preferred shares in the prior year and the issuance of 13,000,000 restricted common stock to two directors offset by a decrease in stock based compensation expense which was $42,895 and $482,572 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $439,677. The current year stock based compensation consists of a charge for stock options issued to our CEO and COO during the current quarter. The prior year stock based compensation consists of a charge of $482,572 for restricted stock issued to our former Chief Executive Officer, John Huemoeller and one of our directors, John Zotos. The charge for restricted stock was fully amortized at December 31, 2015.

•	Depreciation and amortization expense was $34,996 and 36,883 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $1,887 or 5.1%. This decrease is primarily due to fixed assets that were fully depreciated during the prior year and have subsequently been scrapped.

Other (expense) income

Other (expense) was $(763) and $0 for the six months ended June 30, 2016 and 2015, respectively, an increase of $763 was primarily due to a loss on fixed assets which were stolen of $1,248 offset by other income of $496.

Net loss

We incurred a net loss of $960,511 and $814,714 for the three months ended June 30, 2016 and 2015, an increase of $145,797 or 17.9%, respectively and which consists of the various items discussed above.

Deemed preferred stock dividend

A deemed preferred stock dividend of $1,355,085 has been disclosed in the statement of operations for the three months ended June 30, 2015. This amount represents the in-the-money value of the conversion feature of the Series C Preferred Stock as of the date of issue. These shares of Series C Preferred Stock are convertible into common stock at an exercise price of $0.12291665 per share.

Undeclared Series B and Series C Preferred stock dividends

A deemed preferred stock dividend of $156,071 and $62,586 has been disclosed for the three months ended June 30, 2016 and 2015, respectively. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the three months ended June 30, 2016 and 2015.

Results of Operations for the six months ended June 30, 2016 and June 30, 2015

Net revenues

Net revenues were $147,768 and $91,000 for the six months ended June 30, 2016 and 2015 respectively, an increase of $56,768 or 62.4%. All of the revenue during the quarter has been derived from the NENA joint venture in which we have a 60% share. In the prior year we had derived $91,000 of revenue from the treatment of well by Novas, our wholly owned subsidiary. Due to the current market conditions in the oil industry, our ability to generate significant revenues remains very limited.

Cost of goods sold

Cost of goods sold was $126,934 and $99,970 for the six months ended June 30, 2016 and 2015, respectively, an increase of $26,964 or 27.0%. Cost of goods sold during the current year, primarily represents treatment costs incurred by NENA in treating wells in Canada and the USA. Several of the wells that were treated did not generate revenue. In the prior year the cost of sales in the prior year consisted primarily of engineering services provided by third party contractors and a provision for royalty expense on wells treated by Novas.

Gross profit (loss)

Gross profit (loss) was $20,834 and $(8,970) for the six months ended June 30, 2016 and 2015, respectively, an increase of $29,834, primarily due to revenue generated under the NENA joint venture.

Total expenses

Total expenses were $2,229,313 and $1,447,306 for the six months ended June 30, 2016 and 2015, respectively, an increase of $782,007 or 54.0%. Total expenses consisted primarily of the following:

•

Professional fees were $206,480 and $382,064 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $175,584 or 46.0%. The decrease is primarily due to a decrease in; i) legal fees of $175,070 due to non-recurring work performed on the joint venture agreements by our legal counsel; ii) a decrease in once-off patent legal costs of $28,326 incurred during the six months ended June 30, 2015 relating to patenting the Licensed Plasma Pulse Technology in the USA, and iii) offset by an increase in other professional fees of $21,070 primarily due to an increase in audit fees and other accounting fees incurred on the NENA joint venture.

•	Business development expenditure totaled $164,422 and $0 for the six months ended June 30, 2016. The business development expenditure relates to the treatment of several wells by NENA as a marketing tool to prove NENA’s abilities, in an effort to generate a sustainable revenue stream.

•	Consulting fees totaled $815,291and $219,667 for the six months ended June 30, 2016 and 2015, respectively, an increase of $595,624 or 271.1%. The increase is primarily due to consulting and contracting fees incurred in NENA. The NENA joint venture has only been operational since the third quarter of the prior year.

•

General and administrative expenditure was $956,390 and $773,568 for the six months ended June 30, 2016 and 2015, respectively, an increase of $182,822 or 23.6%. This increase is primarily due to the following; i) an increase in payroll expenses of $322,294 due to payroll expenses of $103,180 incurred by NENA, a once off signing bonus of $60,000 paid to our new CEO and an increase in salary expenditure, including benefits expenditure, due to the employment of our new CEO in January 2016 and a COO in March 2016, previously we did not have a COO function; ii) an increase in investor relations expenditure of $73,785 due to a new contract entered into with an investor relations firm which required an upfront payment and a monthly fee; iii) an increase in insurance expenditure of $40,013 due to an increase in the level of D&O coverage; iv) an increase in building rental expense of $23,091 due to rental expense incurred by NENA and an increase in the rental expense incurred for an apartment leased for John Huemoeller, which terminated on May 31, 2016; v) an increase in equipment rental expense of $27,071 due to equipment leased by NENA to treat wells; vi) an increase in franchise taxes paid to the State of Delaware based on the number of shares outstanding, which number had increased due to the issuance of the additional 4,500,000 preferred shares in the prior year and the issuance of 13,000,000 restricted common stock to two directors offset by a decrease in stock based compensation expense which was $42,895 and $482,572 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $439,677. The current year stock based compensation consists of a charge for stock options issued to our CEO and COO during the current quarter. The prior year stock based compensation consists of a charge of $482,572 for restricted stock issued to our former Chief Executive Officer, John Huemoeller and one of our directors, John Zotos. The charge for restricted stock was fully amortized at December 31, 2015.

•	Depreciation and amortization expense was $69,084 and 69,316 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $232 or 0.3%. This decrease is primarily due to certain assets becoming fully depreciated in the prior year.

Other (expense) income

Other income was $199,248 and $0 for the six months ended June 30, 2016 and 2015, respectively, an increase of $199,248 was primarily due to the forgiveness of the once off license fee for the Mexican market of $200,000, which was due in June 2015.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $0 and $53,100 for the six months ended June 30, 2016 and 2015, respectively. All debt was repaid during the first quarter of the prior year, all interest due was repaid and the remaining debt discount was fully amortized.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $0 and $18,455 for the six months ended June 30, 2016 and 2015 respectively, a decrease of $18,455. In the prior year the derivative liability movement reflected the mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credits on the remaining short-term convertible notes.

Net loss

We incurred a net loss of $2,008,158 and $1,490,921 for the six months ended June 30, 2016 and 2015, an increase of $517,237 or 34.7%, respectively and which consists of the various items discussed above.

Net loss attributable to non-controlling interest

The net loss attributable to non-controlling interest represents the remaining interest of Technovita in the joint venture. Technovita owns 40% of the joint venture. The remaining investment was reduced to zero during the six months ended June 30, 2016.

Deemed preferred stock dividend

A deemed preferred stock dividend of $0 and $2,456,781 has been disclosed in the statement of operations for the six months ended June 30, 2016 and 2015, respectively. This amount represents the in-the-money value of the conversion feature of the Series C Preferred Stock as of the date of issue. These shares of Series C Preferred Stock are convertible into common stock at an exercise price of $0.12291665 per share.

Undeclared Series B and Series C Preferred stock dividends

A deemed preferred stock dividend of $312,142 and $145,161 has been disclosed for the six months ended June 30, 2016 and 2015, respectively. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the three months ended June 30, 2016 and 2015.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have spent $171,502 on plant and equipment for the six months ended June 30, 2016, primarily on new down hole tools acquired.

We have incurred an accumulated deficit of $16,152,293 through June 30, 2016 and incurred negative cash flow from operations of $1,598,200 for the six months ended June 30, 2016. We have spent, and need to continue to spend, substantial amounts in connection with implementing our new business strategy.

Our primary commitments include the minimum commitments under the license agreements and our commitment to invest an additional $300,000 into the joint venture based on their cash flow needs. Based upon our current plans, we believe that our cash will be sufficient to enable us to meet our anticipated operating needs for at least the next twelve months, subject to any property acquisition.

Our minimum commitments under the License Agreement for the next five years (assuming the License Agreement and the Novas Sublicense Agreement remain in effect and the $500,000 annual royalty payment with respect to the United States territory is not required to be paid), is summarized as follows:

Amount

2016	$500,000
2017	500,000
2018	500,000
2019	500,000
2020	500,000
$2,500,000

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2016 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2016. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth below, under Part II, Item 1A. “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

Risks Relating to Our Company

Our business is difficult to evaluate because we are currently focused on a new line of business and a new business strategy and have very limited operating history and limited information.

We have recently engaged in a new business line involving plasma pulse technology, including utilizing the Licensed Plasma Pulse Technology. We have also recently switched our business model with our entry into a Joint Venture Agreement with Technovita. There is a risk that the joint venture will be unable to successfully operate this new line of business or be able to successfully integrate it with Technovita’s management and structure. To date, the joint venture has generated minimal revenue. The joint venture estimates of capital, personnel and equipment required for our new line of business are based on the experience of management and businesses they are familiar with. The joint venture management has limited direct experience in this new line of business. The joint venture is subject to the risks such as their ability to implement their business plan, market acceptance of the proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of their ability to generate revenues. There is no assurance that the joint venture activities will be successful or will result in any revenues or profit, and the likelihood of their success must be considered in light of the stage of development. To date, we have derived minimal revenue from the joint venture. Even if the joint venture generates revenue, there can be no assurance that it will be profitable. In addition, no assurance can be given that the joint venture will be able to consummate its business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force the joint venture to modify, alter, significantly delay, or significantly impede the implementation of such plans. The joint venture has insufficient results for investors to use to identify historical trends or even to make quarter-to-quarter comparisons of its operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We currently have limited revenues from the Licensed Plasma Pulse Technology and may not generate any revenue in the near future, if at all, from the use of our technology.

We currently have generated limited revenues from the use of the Licensed Plasma Pulse Technology. To date, we have derived limited revenue from the joint venture. During the first six months of 2016, the joint venture has treated four wells using our down-hole tools. The majority of the wells that were treated were treated as sample wells to demonstrate the ability of plasma pulse technology at no cost to the well owner. Therefore, there can be no assurance that well owners will determine that the price to be paid by the joint venture customers for their services, whether in the form of a cash payment or profit sharing arrangement, will be deemed to be reasonable and that customers will be willing to pay such prices.

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the six months ended June 30, 2016 and for the twelve months ended December 31, 2015, respectively, we had net revenues of $147,768 and $91,000 from our plasma pulse oil recovery business. For the six months ended June 30, 2016 we have sustained a net loss of $2,008,158 and for the years ended December 31, 2015 and 2014, we sustained a net loss of $4,331,980 and $5,018,483, respectively. To date, we have not generated significant revenue from the Licensed Plasma Pulse Technology and NENA has not generated any significant revenues from the Licensed Plasma Pulse Technology. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our recent changes in business strategy.

Although we believe the Licensor does not have the right to terminate the License Agreement, if the Licensor is successful in its claims, the result could have material adverse outcomes.

On July 19, 2016, we received a notice from Licensor purporting to effectively terminate the License Agreement for non-payment of required royalties, asserting, among other things, that as of June 30, 2016, Novas owed Licensor a pro rata amount of $1,458,333 for the Licensed Plasma Pulse Technology for the United States and Mexico, of which $1,000,000 was alleged to be in arrears. Licensor has since reiterated its demands, particularly as to its demands related to Mexico. We and Novas believe that there is no legal basis for Licensor to terminate the License Agreement and intend to vigorously defend against any attempt by Licensor to enforce a termination of the License Agreement. Further, we believe that Licensor has failed to materially perform its obligations under the License Agreement, and that such failures on Licensor’s part may impact what, if any, payments are due under the License Agreement by Novas to Licensor.

We and Novas believe that it is evident from the plain language of the Sublicense Agreement, and the fact that we transferred to NENA substantially all of its rights for the use of the Licensed Plasma Pulse Technology in the United States of America, that the Sublicense Agreement replaced and superseded the royalty fees due under the License Agreement for the use of the Licensed Plasma Pulse Technology in the Licensed Territory.

As our sole source of income at this time is through NENA, and the majority of NENA’s revenue has been derived from the Sublicense Agreement with Novas, the termination of the License Agreement or loss of the United States as a Licensed Territory could have a material adverse effect on our business.

We rely on a license to use the Licensed Plasma Pulse Technology that is material to our business and if the agreement were to be terminated, it could have an immediate material adverse effect on our business, operating results and financial condition.

We have a License Agreement with the Licensor granting us the right to use certain critical intellectual property, which we have sub-licensed to NENA. If we or NENA breach the terms of this agreement, including any failure to make minimum royalty payments required thereunder, the Licensor has the right to terminate the license. If we or NENA were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability or that of NENA to market the Licensed Plasma Pulse Technology, which could have an immediate material adverse effect on our business, operating results and financial condition.

We may be unable to generate sufficient revenues to meet the minimum royalties under our license agreement.

The License Agreement with the Licensor requires us to pay aggregate minimum royalty payments of $1,000,000 per year; however, no minimum royalty payment is due prior to (i) December 31, 2015 with respect to Mexican operations and (ii) the three-year anniversary of the license agreement with respect to the United States operations and provided further that the $500,000 due for operations in the United States is not required to be paid under the terms of the Novas Sublicense Agreement so long as the Novas Sublicense Agreement remains in effect. If the minimum royalty is found to be due, is not timely paid, and is otherwise not waived or deferred, the Licensor has the right to terminate the License Agreement with respect to a certain territory under certain circumstances and in certain other circumstances has the right to terminate the entire agreement. Subsequent to year end, the $200,000 due with respect to our license to operate in Mexico was waived. To date, we have not generated enough revenue to pay minimum royalty payments and the Licensor has threatened to terminate the License Agreement for our failure to pay the royalty that the Licensor claims is due. No assurance can be given that the joint venture or we will generate sufficient revenue to make these minimum royalty payments. If the minimum royalties are found to be due and not otherwise waived or deferred, any failure to make the required payments would permit the Licensor to terminate the license. Although we believe that no payment is due with respect to the territory of the United States and that other payments have been waived or excused, there can be no assurance that a court would agree with our position. If we were to lose or otherwise be unable to maintain this license, it would halt our ability to market the Licensed Plasma Pulse Technology, which could have an immediate material adverse effect on our business, operating results and financial condition.

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

The joint venture may not be able to service customers with the tools that are available to it.

The joint venture’s ability to continue to service customers and expand its business is dependent upon it acquiring additional apparatuses to be utilized with plasma pulse technology. The joint venture has previously used our six down-hole tools to treat wells as well as those obtained from the Licensor However, we have not entered into a licensing agreement with the joint venture for the use of our tools and until such time as a licensing arrangement is concluded, our tools will not be available for use by the joint venture. In addition, even if we should enter into a licensing agreement with the joint venture, we have a limited number of tools available for use. If the tools should require repair the joint venture may be unable to service customers. In addition, with only six tools, the joint venture can only treat a limited number of wells at a time and are unable to treat wells on days when the tools are in transit from one customer’s well to another well.

There is no guarantee that the planned joint venture will be successful.

To date, Technovita has treated very limited wells with the Licensed Plasma Pulse Technology and therefore there is no guarantee that the Technovita team will be successful in meeting its milestones. Due to limited data about well treatment it is difficult to assess the revenue to be derived from the Canadian wells, which may not perform as expected and may contribute less than 40% to the revenue of the planned joint venture. We will only have a 60% interest in revenue derived from treatment of U.S. wells instead of our current 100% interest. Although Novas has the right to terminate the joint venture if certain milestones are not met, if the milestones are met there can be no assurance that the revenue derived from U.S. wells will not exceed 60% of the revenue of the joint venture. We did not receive a valuation or fairness opinion regarding the joint venture and Novas’ percent ownership in the joint venture. To date, we have contributed $900,000 to the joint venture and are required to contribute and additional $300.000 to the joint venture that may not be recovered in the event that the joint venture dissolves. In addition, the joint venture will bear the additional costs associated with the additional Technovita management team.

There is uncertainty as to market acceptance of the Licensed Plasma Pulse Technology and products.

The Licensed Plasma Pulse Technology has been utilized in the United States on a limited basis. NENA has not yet generated any revenue from the Licensed Plasma Pulse Technology and prior to sublicensing the Licensed Plasma Pulse Technology to NENA, we had not generated significant revenue from the Licensed Plasma Pulse Technology and there can be no assurance that the Licensed Plasma Pulse Technology will be accepted in the market or that NENA’s commercialization efforts will be successful.

The results of the application of the Licensed Plasma Pulse Technology for initial well treatments may not support future well treatments and are not necessarily predictive of future long-term results on the wells for which the initial data is favorable.

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

To date, we have not successfully acquired any fields. Our acquisition of a filed is dependent upon market conditions and pricing. The competition for the acquisition of fields is intense. There can be no assurance that we will be able to acquire a suitable field with our existing resources.

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

Our amended license agreement grants us a license, which has been sub-licensed to NENA, to utilize the Licensed Plasma Pulse Technology in Mexico and the joint venture is anticipated to conduct business in Canada. Doing business internationally involves a number of risks, including:

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

We expect the joint venture to derive a significant portion of our future revenues from the implementation of the Licensed Plasma Pulse Technology. As a result, it will be subject to risks and uncertainties that affect the oil industry, such as availability of capital, weather and environmental issues, government regulation, and the uncertainty resulting from technological change.

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

If we fail to maintain a minimum bid price of $.01 per share one day per each thirty consecutive days, our stock will no longer be eligible to be traded on the OTCQB and will be traded on the pink sheets. Effective May 1, 2014, the OTC Market Group implemented new eligibility standards for companies traded on the OTCQB that include enhanced disclosure requirements. Investors of companies that do not meet the eligibility requirements will not have the benefit of the additional disclosure

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the six months ended June 30, 2016

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

DATE: August 15, 2016	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)
	By:	/s/C Brian Boutte
C Brian Boutte, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

