Form 10-Q
period 2016-09-30
Propell Technologies Group, Inc.
filed 2016-11-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 268,558,931 shares of common stock, $.001 par value per share, as of November 14, 2016.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Propell,” the “Company,” “we,” “us” and “our” refer to Propell Technologies Group, Inc.

PROPELL TECHNOLOGIES GROUP, INC.

 Item 1.

PROPELL TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

September 30, 2016

PROPELL TECHNOLOGIES GOUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	Unaudited
Assets

Current Assets
Cash	$9,519,445	$11,700,143
Accounts receivable, net	4,292	890
Prepaid expenses	19,350	48,591
Net assets from Discontinued Operations	-	154,342
Total Current Assets	9,543,087	11,903,966

Non-Current Assets
Plant and equipment, net	804,961	687,362
Intangibles, net	175,000	227,500
Deposits	9,168	2,200
Total Non-Current Assets	989,129	917,062
Total Assets	$10,532,216	$12,821,028

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$93,279	$134,980
Accrued expenses and other payables	48,653	279,762
Net liabilities of Discontinued Operations	798,193	-
Notes payable	3,000	3,000
Total Current Liabilities	943,125	417,742

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued and outstanding. (liquidation preference $251,000)	3,138	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000)	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued and outstanding (liquidation preference $14,750,000)	4,500	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 shares issued and outstanding.	268,559	268,559
Additional paid-in-capital	26,337,219	26,271,184
Accumulated deficit	(17,024,365)	(14,393,474)
Total stockholder's equity - controlling interest	9,589,091	12,153,947
Non-controlling interest	-	249,339
Total Stockholders' Equity	9,589,091	12,403,286
Total Liabilities and Stockholders' Equity	$10,532,216	$12,821,028

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GOUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net Revenue	$-	$-	$-	$91,000

Cost of Goods Sold	-	40,275	-	140,245

Gross Loss	$-	$(40,275)	$-	$(49,245)

Sales and Marketing	(196)	2,494	6,569	5,185
Professional fees	140,616	242,013	310,173	624,077
Business development	3,079	-	22,181	-
Consulting fees	43,986	40,500	287,086	260,168
General and administrative	258,952	450,832	894,807	1,224,400
Depreciation and amortization	66,271	33,821	134,553	103,136
Total Expense	512,708	769,660	1,655,369	2,216,966
Loss from Operations	(512,708)	(809,935)	(1,655,369)	(2,266,211)

Other income	4,059	-	203,296	-
Amortization of debt discount and finance costs	-	(54)	-	(53,154)
Change in fair value of derivative liabilities	-	-	-	18,455
Loss before Provision for Income Taxes	(508,649)	(809,989)	(1,452,073)	(2,300,910)

Provision for Income Taxes	-	-	-	-

Net Loss from continuing operations	(508,649)	(809,989)	(1,452,073)	(2,300,910)

Loss for discontinued operations, net of tax	(363,421)	(221,423)	(1,428,157)	(221,423)
Net loss attributable to non-controlling interest of discontinued operation	-	88,569	249,339	88,569

Loss from discontinued operations, net of non-controlling interest	(363,421)	(132,854)	(1,178,818)	(132,854)

Net Los Attributable to Controlling Interest	(872,070)	(942,843)	(2,630,891)	(2,433,764)

Deemed preferred stock dividend	-	-	-	(2,456,781)

Undeclared Series B and Series C Preferred stock dividends	(157,786)	(157,786)	(469,928)	(302,948)

Net loss available to common stock holders	$(1,029,856)	$(1,100,629)	$(3,100,819)	$(5,193,493)

Net Loss Per Share from continuing operations - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Net Loss Per Share from discontinued operations - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Number of Shares Outstanding -
Basic and Diluted	268,558,931	261,037,172	268,558,931	257,867,561

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GOUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,630,891)	$(2,433,764)
Net loss from discontinued operations	1,428,157	$221,423
Less: loss attributable to non-controlling interest	(249,339)	(88,569)
Net loss from continuing operations	(1,452,073)	(2,300,910)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	82,053	50,637
Amortization expense	52,500	52,500
Loss on scraping of fixed assets	1,248	-
Amortization of debt discount	-	16,233
Equity based compensation charge	66,035	723,856
Stock issued for services rendered	-	70,000
Derivative financial liability	-	(18,455)
Gain on debt forgiven	(200,000)	-
Changes in Assets and Liabilities
Accounts receivable	(3,400)	(3,500)
Prepaid expenses and other current assets	29,241	(43,178)
Accounts payable	(41,702)	(278,883)
Accounts payable - related party	-	16,302
Accrued liabilities	(31,109)	159,676
Accrued interest	-	(11,261)
Cash Used in Operating Activities - continuing operations	(1,497,207)	(1,566,983)
Cash Used in Operating Activities - discontinued operations	(470,842)	(111,885)
	(1,968,049)	(1,678,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(200,899)	(429,186)
Investment in deposit	(6,968)	-
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	(207,867)	(429,186)
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	(4,782)	(2,979)
	(212,649)	(432,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on issuance of Series C Preferred stock	-	14,750,000
Proceeds from notes payable and advances	-	125,000
Repayment of notes payable and advances	-	(421,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	-	14,454,000
NET CASH PROVIDED BY FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	185,028
	-	14,639,028

NET (DECREASE) INCREASE IN CASH	(2,180,698)	12,527,995
CASH AT BEGINNING OF PERIOD	$11,700,143	$40,844
CASH AT END OF PERIOD	$9,519,445	$12,568,839

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$48,130	$48,130

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$-	$12,789

See notes to unaudited condensed consolidated financial statements

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended September 30, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).

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

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements. The entities included in these unaudited consolidated financial statements are as follows:

Propell Technologies Group, Inc. – Parent Company

Novas Energy USA Inc. (wholly owned)

Novas Energy North America, LLC (60% owned) – Discontinued effective November 1, 2016.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows.

In October 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

d)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2016 and December 31, 2015, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2016, the Company had cash balances of $9,519,445, which exceeded the federally insured limits by $9,211,049. At December 31, 2015, the Company had cash balances of $11,700,143, which exceeded the federally insured limits by $10,877,045.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

e)	Related parties

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

f)	Prior period comparatives

The prior period comparative amounts have been restated to give effect to the discontinued operation disclosed in note 2 below.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	DISCONTINUED OPERATIONS

On October 4, 2016, Novas Energy USA, Inc. (“Novas USA”), a wholly owned subsidiary of the Company, delivered a notice to Technovita Technologies USA, Inc. (“Technovita”) electing to dissolve its joint venture with Technovita (the “Joint Venture”), effective November 1, 2016, pursuant to Section 11.1(b) of the Operating Agreement of Novas Energy North America, LLC (“NENA”), dated October 22, 2015 (the “Operating Agreement”), by and among Novas USA and Technovita.

Section 11.1(b) of the Operating Agreement provides that the Joint Venture may be dissolved upon the election of Novas USA in the event the Joint Venture fails to satisfy any Year 1 Key Performance Indicator by an amount greater than five percent (5%) of the applicable metric (the “Year 1 Milestone”). The Joint Venture has not achieved the Year 1 Milestone. For the purposes of the Operating Agreement, the Year 1 Key Performance Indicators are defined as: during a continuous twelve (12) month period commencing upon September 1, 2015 each of: (1) sales from activities in the United States of greater than or equal to $2,829,000; (2) sales from activities in Canada of greater than or equal to $2,829,000; (3) EBITDA from activities in the United States of greater than or equal to $524,000; and (4) EBITDA from activities in Canada of greater than or equal to $524,000. Upon a dissolution, all intellectual property assets of the Joint Venture, including any improvements to Technology (as defined in the Operating Agreement) is to be distributed to Technovita solely for use in Canada, its territories and its possessions and Novas USA solely for use in the United States and its territories.

Pursuant to the Operating Agreement, Novas USA had entered into a sublicense agreement (the “Novas Sublicense Agreement”) with NENA and Novas Energy Group Limited for NENA to be the exclusive provider of Plasma Pulse Technology for treatment of vertical wells to third parties in the United States. The Sublicense Agreement was terminated upon termination of the Joint Venture. The Operating Agreement also provided, among other things, that Novas USA would contribute an aggregate of $1,200,000 to the capital of the Joint Venture for its 60% interest in the Joint Venture. Novas USA has contributed $900,000 to the Joint Venture to date and believes that it has valid defenses to any claim that may be made that it contribute additional funds.

The Company intends to work with Technovita to dissolve the operations of the Joint Venture in a business-like manner and to continue to re-focus its business efforts on becoming an oil exploitation and production (“E&P”) company through the acquisition and growth of a base of producing assets by leveraging M&A and operational expertise, and by using advanced technology to increase their production.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	DISCONTINUED OPERATIONS (continued)

The assets and liabilities of discontinued operations, net of cash balances of $2,758 and $469,007 as of September 30, 2016 and December 31, 2015, respectively, consisted of the following:

	September 30,	December 31,
	2016	2015
	Unaudited
Current Assets
Accounts receivable, net	$104,719	$-
Prepaid expenses	5,373	178,441
Total Current Assets	110,092	178,441

Non-Current Assets
Plant and equipment, net	6,678	3,176
Total Assets	$116,770	$181,617

Current Liabilities
Accounts payable	$81,247	$15,091
Related party payables	825,319	3,282
Accrued liabilities and other payables	8,397	8,902
Total Current Liabilities	914,963	27,275

Discontinued operations, net	$(798,193)	$154,342

Loss from discontinued operations consisted of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net Revenue	$48,560	$-	$196,328	$-
Cost of Goods Sold	13,017	-	139,950	-
Gross Profit	$35,543	$-	$56,378	$-

Sales and Marketing	848	47	11,729	47
Professional fees	20,573	1,622	57,496	1,622
Business development	-	6,468	145,319	6,468
Consulting fees	230,268	121,221	802,460	121,221
General and administrative	137,340	92,053	457,876	92,053
Depreciation and amortization	477	12	1,280	12
Total Expense	389,506	221,423	1,476,160	221,423
Loss from Operations	(353,963)	(221,423)	(1,419,782)	(221,423)
Other income	-	-	10	-
Loss on discontinuance of subsidiary	(9,377)		(9,377)
Foreign currency (losses) gains	(81)	-	992	-
Loss from discontinued operations	(363,421)	(221,423)	(1,428,157)	(221,423)

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30, 2016	December 31, 2015

Prepaid insurance	$13,467	$24,259
Prepaid professional fees	5,834	23,500
Other	49	832
	$19,350	$48,591

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	September 30, 2016	December 31, 2015

Capital work in progress	$-	$453,228
Plasma pulse tool	945,423	310,374
Furniture and equipment	6,700	26,643
Field equipment	19,627	19,627
Computer equipment	5,176	1,500
Computer software	5,954	-
Total cost	982,880	811,372
Less: accumulated depreciation	(177,919)	(124,010)
Plant and equipment, net	$804,961	$687,362

Depreciation expense was $82,053 and $50,636 for the nine months ended September 30, 2016 and 2015, respectively.

5	INTANGIBLES

Intangibles consisted of the following:

	September 30, 2016	December 31, 2015

License agreements	$350,000	$350,000
Website development	8,000	8,000
Total cost	358,000	358,000
Less: accumulated amortization	(183,000)	(130,500)
Intangibles, net	$175,000	$227,500

Amortization expense was $52,500 for the nine months ended September 30, 2016 and 2015.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	INTANGIBLES (continued)

The minimum commitments due under the license agreement for the next five years are summarized as follows:

Amount

2016	$500,000
2017	500,000
2018	500,000
2019	500,000
2020	500,000
$2,500,000

6	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015

Payroll liabilities	$34,000	$34,000
Severance accrual	-	31,109
Accrued Royalties	14,653	14,653
License fees payable	-	200,000
	$48,653	$279,762

The license fee payable to Novas BVI for the rights to use the Licensed Plasma Pulse Technology (defined below) in Mexico was waived on March 29, 2016.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	STOCKHOLDERS’ EQUITY

a)	Preferred Stock

i)	Series B Convertible Preferred Stock

We have undeclared dividends on the Series B Preferred stock amounting to $118,553 as of September 30, 2016. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the three and nine months ended September 30, 2016 takes into account these undeclared dividends.

ii)	Series C Convertible Preferred Stock

The Company has undeclared dividends on the Series C Preferred stock amounting to $812,110 as of September 30, 2016. The computation of loss per common share for the three and nine months ended September 30, 2016 takes into account these undeclared dividends.

b)	Stock Options

i)	Plan options

At September 30, 2016 and December 31, 2015, there were 380,950 Plan options issued and outstanding, under the Stock Option Plan.

No plan options were issued during the nine months ended September 30, 2016.

 A summary of all our option activity during the period January 1, 2015 to September 30, 2016 is as follows:

	Shares Underlying Options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2015	380,950	$0.51 to 13.50	$0.90
Granted – plan options	-	-	-
Granted – non-plan options	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	380,950	$0.51 to 13.50	$0.90
Granted – plan options	-	-	-
Granted – non-plan options	4,000,000	$0.08 to 0.09	0.09
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2016	4,380,950	0.08 to 13.50	0.16

Stock options outstanding as of September 30, 2016 and December 31, 2015 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	STOCKHOLDERS’ EQUITY (continued)

b)	Stock Options (continued)

The options outstanding and exercisable at September 30, 2016 are as follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$13.50	3,480	2.71	$		3,480	$		2.71
$12.50	2,000	4.03	$		2,000	$		4.03
$8.50	500	4.75	$		500	$		4.75
$5.00	14,800	5.04	$		14,800	$		5.04
$0.65	36,924	6.50	$		36,924	$		6.50
$0.63	38,096	1.75	$		38,096	$		1.75
$0.51	285,150	3.54	$		285,150	$		3.54
$0.09	3,000,000	4.25	$		-	$		-
$0.08	1,000,000	4.42	$		-	$		-
	4,380,950	4.24		$0.16	380,950		$0.90	3.70

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2016 was $277,674 ($0.07 per option). As of September 30, 2016, there were unvested options to purchase 4,000,000 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $211,638 which is expected to be recognized over a period of 29 months.

The Company has recorded an expense of $66,035 and $0 for the nine months ended September 30, 2016 and 2015 relating to options issued.

c)	Warrants

The warrants outstanding and exercisable at September 30, 2016 are as follows:

	Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$0.30	375,000	2.08	$		375,000	$		2.08
$0.25	1,751,667	2.74	$		1,751,667	$		2.74
$0.15	525,500	2.74	$		525,500	$		2.74
$0.25	1,508,333	2.84	$		1,508,333	$		2.84
$0.15	577,499	2.85	$		577,499	$		2.85
$0.25	968,166	2.85	$		968,166	$		2.85
$0.25	633,333	2.90	$		633,333	$		2.90
	6,339,498	2.77		$0.24	6,339,498		$0.24	2.77

The warrants outstanding have an intrinsic value of $0 as of September 30, 2016 and 2015.

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Stock option compensation charge	$66,035	$-
Stock issued for services rendered	-	70,000
Restricted stock award compensation charge	-	723,856

	$66,035	$793,856

9	OTHER INCOME

Other income includes the $200,000 forgiveness of the license fee payable to Novas Energy Group Limited, our technology licensor.

10	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the nine months ended September 30, 2016 and 2015, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Nine months ended September 30, 2016 (Shares)	Nine months ended September 30, 2015 (Shares)

Options to purchase shares of common stock	4,380,950	380.950
Restricted stock awards – unvested	-	8,750,000
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	120,000,000	120,000,000
	166,095,448	170,845,448

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	RELATED PARTY TRANSACTIONS

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	RELATED PARTY TRANSACTIONS (continued)

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

PROPELL TECHNOLOGIES GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	COMMITMENTS AND CONTINGENCIES

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

The Company was committed to investing a further $300,000 in NENA, over and above the $900,000 already invested as of September 30, 2016. The operations of NENA have been dissolved with effect from November 1, 2016, and it is unlikely that the additional $300,000 will be invested in the Joint Venture, refer note 2 above.

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

The future minimum lease installments under this agreement as of September 30, 2016 to June 30, 2019 is approximately $107,023.

The future minimum operating lease commitments are as follows:

Amount
2016	$9,442
2017	37,916
2018	38,503
2019	21,162
$107,023

In terms of the license agreement commitments disclosed in note 5 above, the minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount
2016	$500,000
2017	500,000
2018	500,000
2019	500,000
2020	500,000
$2,500,000

13	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto presented herein and our audited consolidated financial statements and notes thereto for the year ended December 31, 2015 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of many factors including those discussed herein below, under Part II, Item 1A, “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

Overview and Financial Condition

Our Company

We intend to be an oil exploitation and production (“E&P”) company through the acquisition and growth of a base of producing assets by leveraging M&A and operational expertise, and by using advanced technology to increase their production. On July 6, 2015, we closed the final tranche of our private placement of the sale of our Series C Preferred Stock and raised an additional $9,750,000, the use of proceeds of which was specified to be for the acquisition, enhancement and maintenance of an oil field for the deployment of our technology. To date we have not acquired any oil fields. Upon the closing of the private placement, we shifted our operational focus from being a direct provider of well services based upon plasma pulse technology to actively seeking to acquire producing oil fields to generate revenues and the development of untapped hydrocarbon reserves through resource conversion once oil supply/demand rebalances and prices rebound. As a result, in August 2015, our board of directors and shareholders approved the exclusive sublicense to our majority owned subsidiary Novas Energy North America, LLC (“NENA”) of our rights to use certain plasma pulse technology that we had licensed from Novas Energy Group Limited (the “Licensor”) pursuant to the terms of an exclusive license agreement (the “License Agreement”), for treatment of vertical wells in the United States (hereafter, the “Licensed Plasma Pulse Technology”). We retained the right to use the Licensed Plasma Pulse Technology for treatment of our own assets located in the United States as well as treatment of assets outside of the United States. The Licensed Plasma Pulse Technology refers to the process and apparatus of Licensor for its plasma pulse technology as covered by Licensor’s patent rights. Although we were indirectly engaged in the oil recovery business through NENA and are directly through our treatment of oil wells in Mexico, it is not now our foundational business strategy.

On October 4, 2016, Novas Energy USA, Inc. (“Novas USA”), a wholly owned subsidiary of the Company, delivered a notice to Technovita Technologies USA, Inc. (“Technovita”) electing to dissolve its joint venture with Technovita (the “Joint Venture”), effective November 1, 2016, pursuant to Section 11.1(b) of the Operating Agreement of Novas Energy North America, LLC (“NENA”), dated October 22, 2015 (the “Operating Agreement”), by and among Novas USA and Technovita.

Section 11.1(b) of the Operating Agreement provides that the Joint Venture may be dissolved upon the election of Novas USA in the event the Joint Venture fails to satisfy any Year 1 Key Performance Indicator by an amount greater than five percent (5%) of the applicable metric (the “Year 1 Milestone”). The Joint Venture has not achieved the Year 1 Milestone. For the purposes of the Operating Agreement, the Year 1 Key Performance Indicators are defined as: during a continuous twelve (12) month period commencing upon September 1, 2015 each of: (1) sales from activities in the United States of greater than or equal to $2,829,000; (2) sales from activities in Canada of greater than or equal to $2,829,000; (3) EBITDA from activities in the United States of greater than or equal to $524,000; and (4) EBITDA from activities in Canada of greater than or equal to $524,000. Upon a dissolution, all intellectual property assets of the Joint Venture, including any improvements to Technology (as defined in the Operating Agreement) is to be distributed to Technovita solely for use in Canada, its territories and its possessions and Novas USA solely for use in the United States and its territories.

Pursuant to the Operating Agreement, Novas USA had entered into a sublicense agreement (the “Novas Sublicense Agreement”) with NENA and Novas Energy Group Limited for NENA to be the exclusive provider of Plasma Pulse Technology for treatment of vertical wells to third parties in the United States. The Sublicense Agreement was terminated upon termination of the Joint Venture. The Operating Agreement also provided, among other things, that Novas USA would contribute an aggregate of $1,200,000 to the capital of the Joint Venture for its 60% interest in the Joint Venture. Novas USA has contributed $900,000 to the Joint Venture to date and believes that it has valid defenses to any claim that may be made that it contribute additional funds.

The Company intends to work with Technovita to dissolve the operations of the Joint Venture in a business-like manner and to continue to re-focus its business efforts on becoming an oil exploitation and production (“E&P”) company through the acquisition and growth of a base of producing assets by leveraging M&A and operational expertise, and by using advanced technology to increase their production.

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

We believe that it is evident from the plain language of the Sublicense Agreement, and the fact that we transferred to NENA substantially all of its rights for the use of Licensed Plasma Pulse Technology in the United States of America, that the Sublicense Agreement replaced and superseded the royalty fees due under the License Agreement for the use of the Licensed Plasma Pulse Technology in the Licensed Territory. We also believe that we have developed our own plasma-pulse technology not based on or otherwise an infringement to, the Licensed Plasma Pulse Technology, although the Licensor has not accepted our claim. Going forward, our intent is to deploy our own plasma-pulse technology in lieu of the Licensed Plasma Pulse Technology, however, if we were to seek to continue to use the Licensed Plasma Pulse Technology, by reason of the termination of the Sublicense Agreement, effective November 1, 2016, we would be required to pay royalties to Licensor.

In 2013, we closed a Share Exchange Agreement with the shareholders of Novas, under which we acquired all of the outstanding equity securities of Novas in exchange for 100,000,000 shares of our common stock. Novas had entered into a license for use of the Licensed Plasma Pulse Technology licensed from Licensor for use in the United States and Mexico. Prior to the closing of the second tranche of the Series C Preferred Stock private placement and the sublicense with NENA, our focus had been on the provision of production enhancement services. We have not concluded any further agreements under this joint venture model other than in Mexico where we have begun a program to treat 15 wells for Pemex, Mexico's state-owned petroleum company (Petróleos Mexicanos), utilizing a plasma pulse technology, through our partner in Mexico, Pozotech/Grupo Industrial RJP. We anticipate deriving approximately $375,000 in revenue from the treatment of the 15 wells.

To date, we derived $545,522 in revenue from our oil enhancement business. We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $17,024,365 through September 30, 2016 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of September 30, 2016 and 2015, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended September 30, 2016 and September 30, 2015

Net revenues

Net revenues were $Nil for the three months ended September 30, 2016 and 2015. All of the revenue during the quarter is reported under discontinued operations. Effective November 1,2016 we discontinued our NENA joint venture, in which we have a 60% share. We have not received any revenue from our current operations in Mexico.

Cost of goods sold

Cost of goods sold was $Nil and $40,275 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $40,275 or 100.0%. In the prior period the cost of sales consisted primarily of engineering services provided by third party contractors.

Gross loss

Gross loss was $Nil and $(40,275) for the three months ended September 30, 2016 and 2015, respectively, a decrease of $40,275, primarily due to engineering costs incurred in the prior period on wells treated for no revenues.

Total expenses

Total expenses were $512,708 and $769,660 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $256,952 or 33.4%. Total expenses consisted primarily of the following:

•

Professional fees were $140,616 and $242,013 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $101,397 or 41.9%. The decrease is primarily due to a decrease in; i) legal fees of $30,347 due to non-recurring work performed on the joint venture agreements by our legal counsel; ii) a decrease in once-off recruiting fees of $110,253 to recruit our CEO and other personnel; offset by slight increases in other professional fees over the prior period.

•	Consulting fees totaled $43,986 and $40,500 for the three months ended September 30, 2016 and 2015, respectively, an increase of $3,486 or 8.6%. The increase is primarily due to a slight increase in technical consulting fees.

•

General and administrative expenditure was $258,952 and $450,832 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $191,880 or 42.6%. This decrease is primarily due to the following; i) a decrease in stock based compensation expense of $288,145 primarily due to a prior charge for restricted stock awarded to our former Chief Executive Officer, John Huemoeller and one of our directors, John Zotos, which was fully amortized as of December 31, 2015; offset by ii) an increase in payroll expenses of $97,508 including benefits expenditure, due to the employment of our new CEO in January 2016 and a COO in March 2016, previously we did not have a COO function.

•	Depreciation and amortization expense was $66,271 and $33,821 for the three months ended September 30, 2016 and 2015, respectively, an increase of $32,450 or 95.9%, primarily due to the capitalization of the plasma pulse tools which are being depreciated over their expected useful life.

Other income

Other income was $4,059 and $Nil for the three months ended September 30, 2016 and 2015, the other income during the current period represents a reimbursement for travel expenditure incurred on our Mexican project.

Net loss from continuing operations

We incurred a net loss from continuing operations of $508,649 and $809,989, for the three months ended September 30, 2016 and 2015, respectively, a decrease of $301,340 or 37.2%, which consists primarily of the reduction in cost of sales and total expenses discussed above.

Loss from discontinued operations, net of tax

The increase in the loss from discontinued operations of $363,421 and $221,423 for the three months ended September 30, 2016 and 2015, respectively, an increase of $141,998 or 64.1% is primarily due to the joint venture only operating for one month in the prior period as opposed to three months in the current period. Due to the inability of the Joint Venture to meet its operating milestones, the joint Venture is being dissolved in terms of the operating agreement.

Net loss attributable to non-controlling interest of discontinued operations

The net loss attributable to non-controlling interest of discontinued operations of $nil and $88,569 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $88,569 or 100.0% is due to the non-controlling interest equity being fully depleted during the first quarter of the current period.

Net loss attributable to controlling interest

The decrease in net loss attributable to controlling interest of $872,070 and $942,843 for the three months ended September 30, 2016 and 2015, respectively, is primarily due to the reduction in cost of sales and total expenses, discussed above, offset by increased discontinued operations losses incurred during the three months, discussed above.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $157,786 has been disclosed for the three months ended September 30, 2016 and 2015. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the three months ended September 30, 2016 and 2015.

Results of Operations for the nine months ended September 30, 2016 and September 30, 2015

Net revenues

Net revenues were $Nil and $91,000 for the nine months ended September 30, 2016 and 2015 respectively, a decrease of $91,000 or 100.0%. All of the revenue during the nine months is reported under discontinued operations. We discontinued our NENA joint venture, in which we have a 60% share, with effect from November 1, 2016. In the prior period, we had derived revenue from the treatment of well by Novas, our wholly owned subsidiary. Due to the current market conditions in the oil industry, our ability to generate significant revenues remains very limited and we have not acquired any oil producing assets in terms of our business strategy.

Cost of goods sold

Cost of goods sold was $Nil and $140,245 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $140,245 or 100.0%. Cost of goods sold during the current period is reported under discontinued operations. We discontinued our NENA joint venture, in which we have a 60% share, with effect from November 1, 2016. In the prior period the cost of sales consisted primarily of engineering services provided by third party contractors.

Gross loss

Gross loss was $Nil and $(49,245) for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $49,245, primarily due to the lack of revenues in the current period as all revenue generating activities are reported under discontinued operations.

Total expenses

Total expenses were $1,655,369 and $2,216,966 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $561,597 or 25.3%. Total expenses consisted primarily of the following:

•

Professional fees were $310,173 and $624,077 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $313,904 or 50.3%. The decrease is primarily due to a decrease in; i) legal fees of $221,065 due to non-recurring work performed on the joint venture agreements by our legal counsel; ii) a decrease in once-off recruitment agency fees of $110,253 to recruit our CEO and other personnel; offset by slight increases in other professional fees over the prior period.

•	Consulting fees totaled $287,086 and $260,168 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $26,918 or 10.3%. The increase is primarily due to an increase in technical consulting fees.

•

General and administrative expenditure was $894,807 and $1,224,400 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $329,593 or 26.9%. This decrease is primarily due to the following; i) a decrease in stock based compensation expense of $727,821 primarily due to a prior charge for restricted stock awarded to our former Chief Executive Officer, John Huemoeller and one of our directors, John Zotos, which was fully amortized as of December 31, 2015; offset by ii) an increase in payroll expenses of $316,621, including benefits expenditure, due to the employment of our new CEO in January 2016 and a COO in March 2016, previously we did not have a COO function; iii) a decrease in travel expenditure of $50,182 due to lower business activity; and iv) a decrease in rental expenditure of $33,021 primarily due to relocating the business to cheaper premises and the cancellation of an apartment lease which was occupied by our former CEO.

•	Depreciation and amortization expense was $134,553 and $103,136 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $31,417 or 30.5%, primarily due to the capitalization of the plasma pulse tools which are being depreciated over their expected useful life.

Other income

Other income was $203,296 and $Nil for the nine months ended September 30, 2016 and 2015, respectively, an increase of $203,296 was primarily due to the forgiveness of the once off license fee for the Mexican market of $200,000, which was due in June 2015.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $Nil and $53,154 for the nine months ended September 30, 2016 and 2015, respectively. All debt was repaid during the first quarter of the prior period, all interest due was repaid and the remaining debt discount was fully amortized.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $Nil and $18,455 for the nine months ended September 30, 2016 and 2015 respectively, a decrease of $18,455. In the prior period the derivative liability movement reflected the mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credits on the remaining short-term convertible notes.

Net loss from continuing operations

We incurred a net loss from continuing operations of $1,452,073 and $2,300,910, for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $848,837 or 36.9%, which consists primarily of the reduction in total expenses and the forgiveness of the license fee discussed above.

Loss from discontinued operations, net of tax

The increase in loss from discontinued operations of $1,428,157 and $221,423 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1,206,734 or 545.0% is primarily due to the joint venture only operating for one month in the prior period as opposed to nine months in the current period. Due to the inability of the Joint Venture to meet its operating milestones, the Joint Venture is being dissolved in terms of the operating agreement.

Net loss attributable to non-controlling interest of discontinued operations

The net loss attributable to non-controlling interest of discontinued operations of $249,339 and $88,569 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $160,770 or 181.5% is due to the losses in the Joint Venture being shares as to 40% by the non-controlling party until the full value of their investment was depleted.

Net loss attributable to controlling interest

The increase in net loss attributable to controlling interest of $2,630,891 and $2,433,764 for the nine months ended September 30, 2016 and 2015, respectively, is primarily due to the reduction in total expenses, the forgiveness of the license fees due, offset by the operating losses incurred by the Joint Venture, as discussed above.

Deemed preferred stock dividend

A deemed preferred stock dividend of $Nil and $2,456,781 has been disclosed in the statement of operations for the nine months ended September 30, 2016 and 2015, respectively. This amount represents the in-the-money value of the conversion feature of the Series C Preferred Stock as of the date of issue. These shares of Series C Preferred Stock are convertible into common stock at an exercise price of $0.12291665 per share.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $469,928 and $302,948 has been disclosed for the nine months ended September 30, 2016 and 2015. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders for the nine months ended September 30, 2016 and 2015.

Net loss available to common stockholders

We incurred a net loss of $3,100,819 and $5,193,493 for the nine months ended September 30, 2016 and 2015, a decrease of $2,092,674 or 40.2%, respectively and which consists of the various items discussed above.

Liquidity and Capital Resources.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have spent $200,899 on plant and equipment for continuing operations for the nine months ended September 30, 2016, primarily on new down hole tools acquired.

We have incurred an accumulated deficit of $17,024,365 through September 30, 2016 and incurred negative cash flow from operations of $1,497,207 on continuing operations for the nine months ended September 30, 2016. We have spent, and need to continue to spend, substantial amounts in connection with implementing our new business strategy.

Our primary commitments include the minimum commitments under the license agreements. We do not anticipate investing the additional $300,000 into the joint venture which we had originally committed. Based upon our current plans, we believe that our cash will be sufficient to enable us to meet our anticipated operating needs for at least the next twelve months, subject to any property acquisition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2016 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have not successfully acquired any fields and have limited funding from which to do so. Our acquisition of a field is dependent upon market conditions and pricing. The competition for the acquisition of fields is intense. There can be no assurance that we will be able to acquire a suitable field with our existing resources.

Our business is difficult to evaluate because we are currently focused on a new line of business and a new business strategy and have very limited operating history and limited information.

In 2015, we switched our business model with our entry into a Joint Venture Agreement with Technovita and announced that we were seeking to acquire oil wells and use a plasma pulse technology on our acquired oil wells. To date we have not acquired any wells and all of our revenue, although minimal, has been derived from operations under the Joint Venture Agreement. Effective November 1, 2016, we terminated the Joint Venture Agreement. To date, the joint venture has generated minimal revenue. We are currently servicing customers in Mexico with a plasma pulse technology and intend to continue to utilize plasma pulse technology on our own assets as well as third party assets. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We currently have limited revenues and may not generate any revenue in the near future, if at all, from the use of our technology.

We currently have not acquired any wells and therefore we have generated no revenue from the operation of oil wells and we have generated limited revenues from the use of the Licensed Plasma Pulse Technology. To date, we have derived limited revenue from the joint venture and we have not derived any revenue from the provision of our services in Mexico . During the first nine months of 2016, the joint venture has treated four wells using our down-hole tools. The majority of the wells that were treated were treated as sample wells to demonstrate the ability of plasma pulse technology at no cost to the well owner. Therefore, there can be no assurance that there will be any revenue form the operation of wells or from future customers of our services that utilize a plasma pulse technology.

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the nine months ended September 30, 2016 and for the twelve months ended December 31, 2015, respectively, we had net revenues of $Nil and $91,000 from our plasma pulse oil recovery business. For the nine months ended September 30, 2016 we have sustained a net loss of $3,100,819 and for the years ended December 31, 2015 and 2014, we sustained a net loss of $4,331,980 and $5,018,483, respectively. To date, we have not acquired any oil wells, we have not generated significant revenue from the Licensed Plasma Pulse Technology and NENA has not generated any significant revenues from the Licensed Plasma Pulse Technology and we have not generated revenue from our operations in Mexico. Our ability to become profitable depends on our ability to find acquisition candidates, to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our recent changes in business strategy.

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

We are currently treating oil wells in Mexico with a plasma pulse technology. Doing business internationally involves a number of risks, including:

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

The market in the oil and gas recovery industry is highly competitive. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition from owners of oil wells as well as large oil and gas companies. Our ability to compete effectively depends in part on market acceptance of our technology, the environmental impact of our technology and our ability to service customers in a timely manner. There can be no assurance that we will be able to compete effectively or that we will respond appropriately to industry trends or to activities of competitors.

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

Although we and Novas believe that it is evident from the plain language of the Sublicense Agreement, and the fact that we transferred to NENA substantially all of its rights for the use of the Licensed Plasma Pulse Technology in the United States of America, that the Sublicense Agreement replaced and superseded the royalty fees due under the License Agreement for the use of the Licensed Plasma Pulse Technology in the Licensed Territory, our termination of the Sublicense Agreement, effective November 1, 2016, will impact our ability to maintain this license from and thereafter, If minimum royalties are found to be due and not otherwise waived or deferred, any failure to make the required payments would permit the Licensor to terminate the license. Although we believe that no payment is due with respect to the territory of the United States and that other payments have been waived or excused, there can be no assurance that a court would agree with our position. If we were to lose or otherwise be unable to maintain this license, it would halt our ability to market the Licensed Plasma Pulse Technology, which could have an immediate material adverse effect on our business, operating results and financial condition. In this regard, although we believe that we have developed our own plasma-pulse technology not based on or otherwise an infringement to, the Licensed Plasma Pulse Technology, the Licensor has not accepted our claim and no assurance can be given that we will be successful in deploying our own plasma-pulse technology in lieu of the Licensed Plasma Pulse Technology.

As our sole source of income at this time during the prior year has been through NENA, and the majority of NENA’s revenue has been derived from the Sublicense Agreement with Novas, the termination of the License Agreement or loss of the United States as a Licensed Territory could have a material adverse effect on our business.

We rely on a license to use the Licensed Plasma Pulse Technology that during the prior year has been the sole source of our revenue and if the agreement were to be terminated, it could have an immediate material adverse effect on our business, operating results and financial condition.

We have a License Agreement with the Licensor granting us the right to use certain critical intellectual property, which we had sub-licensed to NENA, pursuant to the terms of the Sublicense Agreement that we terminated effective November 1, 2016. If we breach the terms of this agreement, including any failure to make minimum royalty payments required thereunder, the Licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability to market the Licensed Plasma Pulse Technology, which could have an immediate material adverse effect on our business, operating results and financial condition.

We may be unable to generate sufficient revenues to meet the minimum royalties under our license agreement.

The License Agreement with the Licensor requires us to pay aggregate minimum royalty payments of $1,000,000 per year. To date, we have not generated enough revenue to pay minimum royalty payments and the Licensor has threatened to terminate the License Agreement for our failure to pay the royalty that the Licensor claims is due. No assurance can be given that we will generate sufficient revenue to make these minimum royalty payments.

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

We may not be able to service customers with the tools that are available to us.

Although not our primary focus, we are continuing to treat oil wells with our seven down-hole tools If the tools should require repair we may be unable to service customers. In addition, with only seven tools, we can only treat a limited number of wells at a time and are unable to treat wells on days when the tools are in transit from one customer’s well to another well.

There is uncertainty as to market acceptance of the plasma pulse technology and products.

Plasma pulse technology has been utilized in the United States on a limited basis. Neither us nor NENA was able to generate any significant revenue from the application of plasma pulse technology and there can be no assurance that any plasma pulse technology will be accepted in the market or that our commercialization efforts will be successful.

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

Demand for our services and products or oil derived from wells we acquire is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.

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

We rely on a variety of intellectual property rights that we use in our services and products. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In this regard, while we believe that we have developed our own plasma-pulse technology not based on or otherwise an infringement to, the Licensed Plasma Pulse Technology, the Licensor has not accepted our claim. If our claim were to be invalidated or challenged, we will not be able to deploy our own plasma-pulse technology in lieu of the Licensed Plasma Pulse Technology. In addition, the laws of some foreign countries in which our services and products may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.

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

If we fail to maintain a minimum bid price of $.01 per share one day per each thirty consecutive days, our stock will no longer be eligible to be traded on the OTCQB and will be traded on the pink sheets. Effective May 1, 2014, the OTC Market Group implemented new eligibility standards for companies traded on the OTCQB that include enhanced disclosure requirements. Investors of companies that do not meet the eligibility requirements will not have the benefit of the additional disclosure

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the nine months ended September 30, 2016

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

DATE: November 14, 2016	PROPELL TECHNOLOGIES GROUP, INC. (Registrant)
	By:	/s/C Brian Boutte
C Brian Boutte, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)