Form 10-K
period 2016-12-31
PLEDGE PETROLEUM CORP
filed 2017-08-07
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2016

000-53488

Commission file number

PLEDGE PETROLEUM CORP.

(Formerly PROPELL TECHNOLOGIES GROUP, INC.)

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 North Freeway, 5th Floor,

Suite 513, Houston, TX 77060

(Address of principal executive offices)

(832) 328- 0169

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2016, the last business day of the registrant’s recently completed second quarter, was approximately $10,742,357 based on the closing price at which the common stock was last sold on that date.

The Registrant has 268,558,931 shares of common stock outstanding as of August 1, 2017.

Documents incorporated by reference: None

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

PART I

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend those forward looking-statements to be covered by the safe harbor provisions for forward- looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.

Such risks and uncertainties include the risks noted under Part 1. “Business,” Part 1A “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but are also contained elsewhere. You should refer to Item 1A. “Risk Factors.” section of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward- looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Propell,” refer to Pledge Petroleum Corp (formerly Propell Technologies Group, Inc., and its subsidiaries.

Item 1. Business

Overview

Our Company

During the past year, our management, at the direction of the Board of Directors, has evaluated, considered, and brought forward various opportunities to acquire producing oil fields; however, to date, an oil field meeting the criteria acceptable to the Board of Directors (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the Plasma Pulse Technology (“PPT”)) has not been found. At this point, the Board is reevaluating its business plan and strategy and has reduced operating expenses, including staffing, in order to preserve capital, while the Board evaluates its options including the possible sale of our technology and PPT assets, forming a special committee to investigate a possible share buyback of the majority shareholder, Ervington Investments, and/or a possible dissolution of the Company.

In July 2015, when we closed the final tranche of our private placement of the sale of our Series C Preferred Stock and raised an additional $9,750,000, we shifted our operational focus from being a direct provider of well services based upon PPT to actively seeking to acquire producing oil fields to generate revenues and the development of untapped hydrocarbon reserves . As a result, in August 2015, our board of directors and shareholders approved through the formation of a joint venture, the exclusive sublicense to our majority owned subsidiary Novas Energy North America, LLC (“NENA”) of our rights to use certain plasma pulse technology that we had licensed from Novas Energy Group Limited (the “Licensor”) pursuant to the terms of an exclusive license agreement (the “License Agreement”), for treatment of vertical wells in the United States (hereafter, the “Licensed Plasma Pulse Technology”). We retained the right to use the Licensed Plasma Pulse Technology for treatment of our own assets located in the United States as well as treatment of assets outside of the United States. The Licensed Plasma Pulse Technology refers to the process and apparatus of Licensor for its plasma pulse technology as covered by Licensor’s patent rights. Although we were indirectly engaged in the oil recovery business through NENA and directly through our treatment of oil wells in Mexico, it was not our foundational business strategy. In October 2016, we terminated the joint venture due to its failure to meet certain milestones, including its generation of minimal revenue. We intend to terminate our agreement with our Mexican partner in the near future.

We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $18,512,441 through December 31, 2016 and there can be no assurance that we will be able to achieve profitability.

Recent Events

On October 4, 2016, Novas Energy USA, Inc. (“Novas USA”), our wholly owned subsidiary, delivered a notice to its joint venture partner, Technovita Technologies USA, Inc. (“Technovita”) electing to dissolve its joint venture with Technovita (the “Joint Venture”), effective November 1, 2016, pursuant to Section 11.1(b) of the Operating Agreement of Novas Energy North America, LLC (“NENA”), dated October 22, 2015 (the “Operating Agreement”), by and among Novas USA and Technovita.

Section 11.1(b) of the Operating Agreement provides that the Joint Venture may be dissolved upon the election of Novas USA in the event the Joint Venture fails to satisfy any Year 1 Key Performance Indicator by an amount greater than five percent (5%) of the applicable metric (the “Year 1 Milestone”). The Joint Venture has not achieved the Year 1 Milestone. For the purposes of the Operating Agreement, the Year 1 Key Performance Indicators are defined as: during a continuous twelve (12) month period commencing upon September 1, 2015 each of: (1) sales from activities in the United States of greater than or equal to $2,829,000; (2) sales from activities in Canada of greater than or equal to $2,829,000; (3) EBITDA from activities in the United States of greater than or equal to $524,000; and (4) EBITDA from activities in Canada of greater than or equal to $524,000. In fact, NENA has not generated more than nominal revenue. Upon a dissolution, all intellectual property assets of the Joint Venture, including any improvements to Technology (as defined in the Operating Agreement) is to be distributed to Technovita solely for use in Canada, its territories and its possessions and Novas USA solely for use in the United States and its territories.

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

On July 19, 2016, we received a notice from the Licensor purporting to effectively terminate the License Agreement for non-payment of required royalties, asserting, among other things, that as of June 30, 2016, Novas owed Licensor a pro rata amount of $1,458,333 for the Licensed Plasma Pulse Technology for the United States and Mexico, of which $1,000,000 was alleged to be in arrears. Novas has recently been contacted by the Licensor with a request for settlement discussions; however there can be no assurance that such discussions will occur or what the outcome of any such discussions will be. We and Novas believe that there is no legal basis for Licensor to terminate the License Agreement and further intend to vigorously defend against any attempt by Licensor to enforce a termination of the License Agreement. Further, we believe that Licensor has failed to materially perform its obligations under the License Agreement, and we believe that such failures on Licensor’s part may impact what, if any, payments are due under the License Agreement by Novas to Licensor.

We believe that it is evident from the plain language of the Sublicense Agreement, and the fact that we transferred to NENA substantially all of its rights for the use of Licensed Plasma Pulse Technology in the United States of America, that the Sublicense Agreement replaced and superseded the royalty fees due under the License Agreement for the use of the Licensed Plasma Pulse Technology in the Licensed Territory. We also believe that we have developed our own plasma-pulse technology not based on or otherwise an infringement to, the Licensed Plasma Pulse Technology, although the Licensor has not accepted our claim. Going forward, if we decide to continue to treat oil wells, our intent is to deploy our own plasma-pulse technology in lieu of the Licensed Plasma Pulse Technology, however, if we were to seek to continue to use the Licensed Plasma Pulse Technology, by reason of the termination of the Sublicense Agreement, effective November 1, 2016, we would be required to pay royalties to Licensor.

History

Pledge Petroleum Corp (“Pledge”). (f/k/a Propell Technologies Group, Inc.) is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Pledge, and we issued an aggregate of 108,000 shares to the former shareholders of CMI. On May 6, 2008, we acquired both Mountain Capital, LLC (d/b/a Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (d/b/a Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,987 shares of our Common Stock to the members of Mountain Capital, LLC and a total of 2,721 shares of our Common Stock to the members of AUL (the shares referenced above are in pre-split amounts, that is prior to our 50-to-1 reverse split in August 2012). In 2010 AUL and AMS were dissolved. In September 2010, CMI’s assets were foreclosed upon by its largest creditor and these assets were liquidated and effective December 31, 2013, we disposed of our interest in CMI for nominal consideration.

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

On February 19, 2015, we entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Ervington Investment Limited, an entity organized under the laws of the Republic of Cyprus which is wholly owned by Norma Investments Limited, which in turn is wholly owned by Harmony Trust Settlement (“Ervington”), and closed the first tranche of a private placement offering under the Purchase Agreement, raising $5,000,000 in gross proceeds from the sale of 1,525,424 shares of our Series C Preferred Stock (“Series C Preferred Stock”) at a purchase price of $3.277777778 per share.. On June 30, 2015, Ervington closed the second tranche of a private placement offering under the purchase agreement raising an additional $9,750,000 in gross proceeds from the sale of 2,974,576 shares of our Series C Preferred Stock at a purchase price of $3.277777778. We agreed to use the proceeds for the acquisition, enhancement and maintenance of an oil field and the use of our Plasma Pulse Technology thereon.

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

On February 16, 2017, the board of directors resolved that the Company change its name to Pledge Petroleum Corp and on February 17, 2017, the “Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to Pledge Petroleum Corp.

Available Information

Additional information about Pledge is contained at our website, http://www.pledgepcorp.com . Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports we electronically filed such material with, or furnish it to, the SEC. Our principal offices are located at 11811 North Freeway, 5th Floor, Suite 513, Houston, TX 77060. Our telephone number is +1 (832) 328-0169 and our facsimile number is (713) 513-5700. Our fiscal year end is December 31.

Plasma Pulse Technology

On January 30, 2013, Novas entered into the exclusive, perpetual royalty bearing License Agreement with the Licensor, which was amended in March 2014 and further amended on December 23, 2014, that granted Novas the right to practice, develop, use, market and commercialize the proprietary process of the Licensor, which consists of a specially designed apparatus and certain proprietary technology, methods and processes that may be applied to enhance the production of hydrocarbon deposits using metallic plasma-generated, directed, non-linear, wide-band and elastic oscillations at resonance frequencies. The amended License Agreement provides Novas with the right to practice the licensed process and to utilize the Plasma Pulse Technology to provide services to third parties and for ourselves as well, and to sublicense the Plasma Pulse Technology in the United States and Mexico. The amended License Agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Plasma Pulse Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Plasma Pulse Technology. The process utilizes a down-hole tool that is lowered into vertical wellbores to the perforated oil producing zone. When initiated, the tool delivers metallic plasma- generated, directed, non-linear, wide-band elastic oscillations at resonance frequencies to enhance oil production using the tool developed by the Licensor and enhanced by Novas. The Plasma Pulse Technology is suitable for oil wells as deep as 12,000 feet. By optimizing production efficiency combined with the resulting increased oil production we expect to extend the economic life of mature oil fields and to recover previously unrecoverable oil efficiently. Most of our tools only work in vertical wells with a minimum of 5 ½-inch casings and not in horizontal wells. We developed U.S. made tools to treat 4 ½-inch cased wells.

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

Our Industry

According to the U.S. Energy Information Administration (EIA), the United States produced an estimated 3.25 billion barrels of crude oil in 2016, a decrease of about 5% from the estimated 3.4 billion barrels produced in 2015. Previous to 2016, annual crude oil production in the United States had increased for seven consecutive years.

According to U.S. Crude Oil and Natural Gas Proved Reserves, 2015, released by the U.S. Energy Information Administration (EIA) in December 2016, U.S. crude oil proved reserves decreased between year end 2014 and year end 2015 from 39.9 billion barrels to 35.2 billion barrels, an 11.8% decrease and the average price of oil dropped 47% in 2015 compared to 2014. U.S production of crude oil and lease condensate increased in 2015 for the seventh consecutive year by 7% from 2014.

Texas has the largest proved reserves of any state but also the largest decline, a net decrease of $1 billion barrels of crude oil and lease condensate proved reserves from 2014 to 2015. North Dakota has the second largest proved reserves, mostly from the Bakken Shale, and the second largest decline in 2015, a net decrease of 838 million barrels of crude oil and lease condensate proved reserves.

Intellectual Property

We license the “Plasma-Pulse Technology” from the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license we entered into in January 2013, which was amended in March 2014 and further amended on December 23, 2014. The amended license agreement provides us with the exclusive right to develop, use, market and commercialize the Plasma Pulse Technology for ourselves and/or third parties, sublicense and provide related services to third parties in the United States and Mexico including all of its states, districts, territories, possessions and protectorates. The amended license agreement also provides Novas with the right to design and have manufactured the apparatus and to make modifications and improvements to the Plasma Pulse Technology provided that the Licensor is provided a non-exclusive license to any such improvements and modifications and any patent rights of Novas related to the Plasma Pulse Technology. The license is limited to the United States and Mexico. It also provides that we will pay the Licensor royalties equal to seven and a half percent (7.5%) of Net Service Sales (as defined in the second amendment to the license agreement) and Sublicensing Consideration (as defined in the second amendment to the license agreement) and provides for a minimum royalty payment of $500,000 per year from United States operations and $500,000 per year from Mexican operations; however, no minimum royalty payment is due prior to the three-year anniversary of the license agreement for revenue derived from the United States operations and no minimum royalty is due prior to December 31, 2015 for revenue derived from Mexico. Under certain circumstances, we have the right to make additional cash payments to cover certain royalty payment deficiencies. All royalty payments made by us as well as sublicensing revenue paid by us to Licensor are credited towards the minimum royalty payment. Royalties based on revenue derived from operations in one territory can be used to satisfy obligations for minimum royalty payments in the other territory. If the minimum royalty is not timely paid with respect to one of the two territories, the Licensor has the right to terminate the license with respect to that territory and if the minimum royalty payment for both territories is not paid, to terminate the license agreement. The Licensor is responsible for the cost of filing prosecuting and maintaining the patents and we are responsible for costs of obtaining marketing approvals. The Licensor has the right to terminate the license agreement upon our breach or default. If the Licensor dissolves, becomes insolvent or engages in or is the subject of any other bankruptcy proceeding then the Plasma Pulse Technology and patent rights in the United States shall become our property.

On July 19, 2016, we received a notice from the Licensor purporting to effectively terminate the License Agreement for non-payment of required royalties, asserting, among other things, that as of June 30, 2016, Novas owed Licensor a pro rata amount of $1,458,333 for the Licensed Plasma Pulse Technology for the United States and Mexico, of which $1,000,000 was alleged to be in arrears. Novas has recently been contacted by the Licensor with a request for settlement discussions; however there can be no assurance that such discussions will occur or what the outcome of any such discussions will be. We and Novas believe that there is no legal basis for Licensor to terminate the License Agreement and intend to vigorously defend against any attempt by Licensor to enforce a termination of the License Agreement. Further, we believe that Licensor has failed to materially perform its obligations under the License Agreement, and we believe that such failures on Licensor’s part may impact what, if any, payments are due under the License Agreement by Novas to Licensor.

We believe that it is evident from the plain language of the Sublicense Agreement, and the fact that we transferred to NENA substantially all of its rights for the use of Licensed Plasma Pulse Technology in the United States of America, that the Sublicense Agreement replaced and superseded the royalty fees due under the License Agreement for the use of the Licensed Plasma Pulse Technology in the Licensed Territory. We also believe that we have developed our own plasma-pulse technology not based on or otherwise an infringement to, the Licensed Plasma Pulse Technology, although the Licensor has not accepted our claim. Going forward, if we decide to continue to treat oil wells, our intent is to deploy our own plasma-pulse technology in lieu of the Licensed Plasma Pulse Technology, however, if we were to seek to continue to use the Licensed Plasma Pulse Technology, by reason of the termination of the Sublicense Agreement, effective November 1, 2016, we would be required to pay royalties to Licensor.

We have a provisional patent application pending with the United States Patent and Trademark Office (the “USPTO”) filed on August 5, 2016 and directed to our own plasma-pulse technology in lieu of the Licensed Plasma Pulse Technology. One of the listed co-inventors of the patent application, a former contractor (the “Contractor”), currently refuses to execute a confirmatory assignment agreement confirming that he assigned all rights, title and interest to us for publically recording with the USPTO. While the Contractor’s consulting agreement states that we own all of the intellectual property he development relating to the pulse tool, we are currently negotiating an assignment agreement with the Contractor to remove any doubt that we exclusively own the intellectual property. There can be no assurance that the Contractor will assign his rights to us or that additional action, such as litigation, may be required to settle the matter. There can also be no assurance that the pending patent application will result in the issuance of patents, that patents issued to us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

To maintain our proprietary position, we also rely on trade secrets and proprietary technological experience to protect proprietary manufacturing processes, technology, and know-how relating to our business.  We rely, in part, on confidentiality agreements with our marketing partners, employees, advisors, vendors and consultants to protect our trade secrets and proprietary technological expertise. In addition, we also seek to maintain our trade secrets through maintenance of the physical security of the premises where our trade secrets are located.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.

There has been and continues to be substantial litigation regarding intellectual property rights. If a third party asserts a claim against us, we may be forced to expend significant time and money defending such actions and an adverse determination in any patent litigation could subject us to significant liabilities to third parties, require us to redesign our tools, require us to seek licenses from third parties, and, if licenses are not available, prevent us from manufacturing, selling or using our system. Additionally, we plan to enforce our intellectual property rights vigorously and may find it necessary to initiate litigation to enforce our patent rights or to protect our trade secrets or know-how. Patent litigation can be costly and time consuming and there can be no assurance that the outcome will be favorable to us.

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

Typically, oil enhancements such as hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority. As a result, we may be subject to additional permitting requirements for our operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. In addition, legislation introduced in Congress provides for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids.

The EPA has published rules that establish air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or "green completions" on all hydraulically fractured wells constructed or refractured after January 1, 2015. The NESHAPS rules also include maximum achievable control technology (MACT) standards for "small" glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. Compliance with the EPA’s rules and requirements, especially any new green completion requirements, may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition to these federal legislative and regulatory proposals, some states and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. Any such new regulations may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could further adversely impact our business and ability to market and deploy effectively the Licensed Plasma Pulse Technology in the areas effected by such regulations.

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

We had intended to become an exploitation and production stage company but to date have not found any suitable oil wells to acquire, therefore we are reevaluating our business plan and strategy, making it difficult to evaluate our company.

We intended to use the proceeds from the sale of our Series C Preferred Stock to acquire oil fields and intend to become an exploitation and production stage company; however, to date we have not found an oil field meeting the criteria acceptable to the Board (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the PPT). Our Board is reevaluating its business plan and strategy and has suspended operations and reduced operating expenses, including staffing, in order to preserve capital, while the Board evaluates its options including the possible sale of our technology and PPT assets, forming a special committee to investigate a possible share buyback of the majority shareholder, Ervington Investments, and/or a possible dissolution of the Company. Until such time as the Board determines its strategy, it will be difficult for an investor to evaluate our business.

If we should find a suitable acquisition target and become an exploitation and production stage company, for which no decision has yet been made, we will face many risk associated therewith.

If we should become an exploitation and production stage company, we will face a high risk of business failure because of the unique difficulties and uncertainties inherent in oil and gas exploitation ventures. Potential investors should be aware of the risks and uncertainties normally encountered by oil and gas companies and the high rate of failure of such companies. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that could be encountered in connection with our planned exploitation and followed drilling. These potential problems include, but are not limited to, possible problems relating to exploitation and additional costs and expenses that may reduce our current forecast of income and asset value. Additional expenditures related to exploitation may not result in the confirmation of anticipated oil and gas reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral development and often result in unsuccessful efforts. The acquisition of additional fields will be dependent upon us possessing capital resources at that time in order to purchase and/or maintain such concessions. If no funding is available, we may be forced to cease our exploitation activities.

To date, we have not successfully acquired any fields and have limited funding from which to do so. Despite our cash position, we believe we do not have sufficient capital to become an exploration and production company. Our acquisition of a field is dependent upon market conditions and pricing. The competition for the acquisition of fields is intense. There can be no assurance that we will be able to acquire a suitable field with our existing resources.

Our business is difficult to evaluate because our most recent business model has been terminated and we have not formulated a new business model.

In 2015, we switched our business model with our entry into a Joint Venture Agreement with Technovita and announced that we were seeking to acquire oil wells and use a plasma pulse technology on our acquired oil wells. To date we have not acquired any wells and all of our revenue, although minimal, has been derived from operations under the Joint Venture Agreement. Effective November 1, 2016, we terminated the Joint Venture Agreement for its failure to meet certain specified milestones. To date, the joint venture has generated minimal revenue. With respect to any new business line that we enter into we will be subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We currently have limited revenues and may not generate any revenue in the near future, if at all, from the use of our technology.

We have generated limited revenues from the use of the Licensed Plasma Pulse Technology. During the period ended October 31, 2016, the joint venture had treated four wells using our down-hole tools. The majority of the wells that were treated as sample wells to demonstrate the ability of plasma pulse technology at no cost to the well owner. Effective November 1, 2016, we terminated the Joint Venture Agreement. Therefore, there can be no assurance that there will be any revenue from the operation of wells or from future customers of our services that utilize a plasma pulse technology.

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the year ended December 31, 2016 and 2015, we had net revenues of $0 and $91,000 from our plasma pulse oil recovery business. For the year ended December 31, 2016 we have sustained a net loss of $4,118,967 after taking into account the non-controlling shareholders share of losses and for the years ended December 31, 2015 and 2014, we sustained a net loss of $3,981,319 after taking into account the non-controlling shareholders share of losses and $5,018,483, respectively. To date, we have not acquired any oil wells, we have not generated significant revenue from the Licensed Plasma Pulse Technology and we have generated insufficient revenue from our operations in Mexico. Our ability to become profitable depends on our ability to find acquisition candidates or assets that generate revenue, to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our recent changes in business strategy.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have incurred recurring operating losses and had a net loss for the year ended December 31, 2016. We have also suspended our business operations. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements for the year ended December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

Our future plans and operations may require that we raise additional capital.

To date, we have not generated enough revenue from operations to pay all of our expenses. During the year ended December 31, 2015 we raised a total of $14,750,000 from our private placement of Series C Preferred stock to Ervington consummated during February and June 2015. We have used the funds raised in our financings for working capital purposes and intended to acquire an oil well with the funds that were raised. As we are currently re-evaluating our business plans, we cannot estimate how much money we will require to meet our new business plans and goals. In evaluating various business opportunities, our limited cash will be considered and may prevent us from pursuing certain opportunities. There can be no assurance that we will be able to achieve our new goals with the cash on hand or the cash generated from operations.

If we acquire wells and commence oil exploitation activities, our anticipated future oil drilling and producing operations will involve various risks.

If we acquire wells and commence oil exploitation activities, we will be subject to all the risks normally incident to the operation and development of oil and natural gas properties, including:

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

Due to the competition in the oil and gas industry for acquisition of oil wells and our limited financial and personnel resources we will have had and will continue to have difficulty competing for acquisition targets.

Competition in the oil and gas industry is extremely intense in all aspects, including but not limited to raising investment capital and obtaining qualified managerial and technical employees. We are an insignificant participant in the oil and gas industry due to our limited financial and personnel resources. Our competition includes large established oil and gas companies, with substantial capabilities and with greater financial and technical resources than we have, as well as the myriad of other small stage companies. These companies are able to pay more for development prospects and productive oil and natural gas properties and are able to define, evaluate, bid for, purchase and subsequently drill a greater number of properties and prospects than our financial or human resources permit. As a result of this competition, we have not been successful in finding suitable acquisition targets and may be unable to attract the necessary funding or qualified personnel. If we are unable to successfully compete for funding or for qualified personnel, our activities may be slowed, suspended or terminated, any of which would have a material adverse effect on our ability to continue operations.

If we should acquire an oil well, shortages of oil field equipment, services, qualified personnel and resulting cost increases could adversely affect results of operations.

The demand for qualified and experienced field personnel, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, resulting in periodic shortages. When demand for rigs and equipment increases due to an increase in the number of wells being drilled, there have been shortages of drilling rigs, hydraulic fracturing equipment and personnel and other oilfield equipment. Higher oil and natural gas prices generally stimulate increased demand for, and result in increased prices of, drilling rigs, crews and associated supplies, equipment and services. If we were to acquire a well, these shortages or price increases could negatively affect the ability to drill wells and conduct ordinary operations by the operators of our wells, resulting in an adverse effect on our financial condition, cash flow and operating results.

If we should acquire an oil well, our operations will be subject to permitting requirements.

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

On July 19, 2016, we received a notice from Licensor purporting to effectively terminate the License Agreement for non-payment of required royalties, asserting, among other things, that as of June 30, 2016, Novas owed Licensor a pro rata amount of $1,458,333 for the Licensed Plasma Pulse Technology for the United States and Mexico, of which $1,000,000 was alleged to be in arrears. Novas has recently been contacted by Licensor with a request for settlement discussions; however, there can be no assurance that such discussions will occur or what the outcome of any such discussions will be. We and Novas believe that there is no legal basis for Licensor to terminate the License Agreement and intend to vigorously defend against any attempt by Licensor to enforce a termination of the License Agreement. Further, we believe that Licensor has failed to materially perform its obligations under the License Agreement, and that such failures on Licensor’s part may impact what, if any, payments are due under the License Agreement by Novas to Licensor.

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

Plasma pulse technology has been utilized in the United States on a limited basis. Neither us nor NENA were able to generate any significant revenue from the application of plasma pulse technology and there can be no assurance that any plasma pulse technology will be accepted in the market or that our commercialization efforts will be successful.

The results of the application of the Licensed Plasma Pulse Technology for initial well treatments may not support future well treatments and are not necessarily predictive of future long-term results on the wells for which the initial data is favorable.

To date, we have applied the Licensed Plasma Pulse Technology to treat over forty wells in the USA and an additional twelve wells in Canada, and we do not have long term results on the wells that were treated. Long-term results are critical insofar as favorable results that are achieved in early well treatments may not last and may not be repeated in later treatments of other wells. The inability to show long-term results increases the difficulty of establishing to potential customers the economic benefit of applying the Licensed Plasma Pulse Technology.

The beneficial ownership of a significant percentage of our common stock gives Ervington effective control of us, and limits the influence of other shareholders on important policy and management issues.

Ervington currently beneficially owns approximately 50.9% of our voting shares on a fully diluted basis (including outstanding options, warrants and convertible instruments). In addition, Ervington currently has the right to three votes on our board of directors and has appointed one member with an aggregate of three votes, which constitutes a majority of the votes on our board of directors. The Ervington appointee to the Board of Directors has also been appointed as the Chief Executive Officer and interim Chief Financial Officer. As a result of this appointment rights and its voting control of our company, Ervington has the power to control the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. Ervington’s control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depress the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to Ervington’s ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our company.

We have experienced several management changes.

We have had significant changes in management in the past few years. On April 25, 2017, Mr. Persiyanov was appointed as our Chief Executive Officer in the place of Mr. Boutte who resigned as our Chief Executive Officer. On January 1, 2016, Mr. Boutte was appointed as our Chief Executive Officer. Changes in our key positions, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

Trends in oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Demand for our services and products if we continue in the oil recovery business or oil derived from any wells that we may acquire will be particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. The decline in oil prices from $80 per barrel in December 2014 to $52 per barrel in December 2016 has resulted in a decline in oil drilling which has depressed the immediate level of exploration, development, and production activity, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and natural gas include:

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

Legislative and regulatory changes affecting the environment and the oil industry could adversely affect our business

Political, economic and regulatory influences are subjecting oil recovery efforts to potential fundamental changes that could substantially affect our results of operations if we continue in the oil recovery line of business. State and local governments, for example, continue to propose and pass legislation designed to reduce the impact of oil recovery efforts on the environment. We cannot predict the effect any legislation may have on our business and we can offer no assurances they will not have a material adverse effect on our business.

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

We will be exposed to claims under environmental requirements if we acquire any wells or treat any wells . In the United States, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Existing or future laws, regulations, related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Changes in environmental requirements related to greenhouse gases and climate change may negatively impact demand for oil treatment services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns). State, national, and international governments and agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition if we should continue to treat wells.

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

In addition, we are in dispute with the manufacturer of our plasma pulse tools over the assignment of the rights to the plasma pulse tool, we firmly believe that we own the proprietary rights to the plasma pulse tool.

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

Currently, we have no separate audit committee. Our full Board of Directors functions as our audit committee and is comprised of three directors, one of whom has three votes and none of whom are considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

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

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders. Ervington as the sole holder of our Series A-1 Preferred Stock has the right to convert its shares into 31,375,000 shares of common stock and; the holder of the Series B Preferred Stock has the right to convert his shares into 4,000,000 common shares and Ervington, the sole holder of the Series C Preferred Stock has the right to convert its shares of Series C Preferred Stock into 120,000,000 shares of common stock. We also have warrants outstanding that are convertible into 6,339,498 shares of our common stock.

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

If we fail to maintain a minimum bid price of $.01 per share one day per each thirty consecutive days, our stock will no longer be eligible to be traded on the OTCQB and will be traded on the pink sheets. Effective May 1, 2014, the OTC Market Group implemented new eligibility standards for companies traded on the OTCQB that include enhanced disclosure requirements. Investors of companies that do not meet the eligibility requirements will not have the benefit of the additional disclosure

Due to uncertainties surrounding our liabilities and whether we are able to realize the full value of our assets, we cannot make any assurances regarding the amount available for distribution to our shareholders.

We have made certain projections relating to the amount of cash the Company expects to have to distribute to its shareholders upon dissolution of the Company.  These projections generally relate to the amount of liabilities which must be satisfied before our company is dissolved and the amount we expect preferred stockholders  to  receive for their equity interest.  Each of the above projections is subject to multiple variables, including the timing of a dissolution affecting the amount of dividends payable and the amount of liabilities owed at the time of dissolution.  Based upon current estimates, if we were to dissolve this quarter, it is unlikely that common shareholders will receive any such distribution.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We entered into lease agreement for approximately 3,733 square feet of office and warehouse space in Houston, the term of the lease is for 39 months commencing on March 1, 2016 and terminating on May 31, 2019. The lease provides for the first month to be rent-free, the fourteenth month to be rent-free and the twenty-seventh month to be rent-free. Monthly rentals, including estimated operating costs, for the first 12 months, excluding the free rental month amount to approximately $3,410 per month, escalating at a rate of 1.7% per annum, after excluding the free rental months. This lease agreement was amended and the lease terminated with effect from May 31, 2017 with a final payment of $2,000 and the forfeiture of the security deposit of $6,968.

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

	HIGH	LOW

Fiscal Year 2017
First quarter	0.04	0.02
Second quarter	$0.03	$0.01

Fiscal Year 2016
First quarter	$0.11	$0.07
Second quarter	$0.08	$0.04
Third quarter	$0.08	$0.02
Fourth quarter	$0.06	$0.02

Fiscal Year 2015
First quarter	$0.25	$0.11
Second quarter	$0.15	$0.13
Third quarter	$0.21	$0.11
Fourth quarter	$0.18	$0.15

The last reported sale price of our common stock on the OTC Bulletin board on August 1, 2017 was $0.02 per share.

Holders

As of August 1, 2017, there were approximately 120 holders of record of our common stock.

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

(b)	Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We did not sell any equity securities during the year ended December 31, 2016 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the Securities and Exchange Commission.

All other sales of unregistered securities have been previously disclosed in our filings with the Securities and Exchange Commission.

(c)	Securities Authorized for Issuance under Equity Compensation Plans

Propell Corporation 2008 Stock Option Plan

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 2,100,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 380,950 options as of December 31, 2016 under the Plan. In addition, we granted 10,000,000 shares of restricted stock to our former CEO, John Huemoeller that were not issued pursuant to the Plan, of which all are vested. One of our directors, John Zotos was also granted 3,000,000 shares of restricted stock that were not issued pursuant to the Plan, all of which are vested.

Set forth below is detail with respect to issuances under the Plan:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation plans approved by the stockholders
2008 Stock option plan	380,950	$0.90	$1,719,050

	380,950	$0.90	1,719,050

On January 1, 2016, we issued 3,000,000 five-year common stock options exercisable at a price of $0.09 per share to our CEO, Brian Boutte. These options were not issued pursuant to the Plan and vested as to 1,000,000 on the first anniversary of the grant date, and 1,000,000 vest on the second anniversary of the grant date and a further 1,000,000 vest on the third anniversary of the grant date. On March 31, 2017, Mr Boutte resigned as the CEO of the Company and the remaining 2,000,000 unvested shares were cancelled.

On March 1, 2016, we issued 1,000,000 five-year common stock options exercisable at a price of $0.08 per share to our COO, David Ramsey. These options were not issued pursuant to the Plan and were to vest as to 1,000,000 on the first anniversary of the grant date, 1,000,000 on the second anniversary of the grant date and a further 1,000,000 on the third anniversary of the grant date. These stock options were cancelled upon the termination of Mr. Ramsey’s employment on December 15, 2016.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2016.

Item 6. Selected Financial Data

This item is omitted as not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

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

Overview and Financial Condition

Our Company

Since July 2015, when we closed the final tranche of our private placement of the sale of our Series C Preferred Stock and raised an additional $9,750,000, we shifted our operational focus from being a direct provider of well services based upon plasma pulse technology to actively seeking to acquire producing oil fields to generate revenues and the development of untapped hydrocarbon reserves. As a result, in August 2015, our board of directors and shareholders approved through the formation of a joint venture, the exclusive sublicense to our majority owned subsidiary Novas Energy North America, LLC (“NENA”) of our rights to use certain plasma pulse technology that we had licensed from Novas Energy Group Limited (the “Licensor”) pursuant to the terms of an exclusive license agreement (the “License Agreement”), for treatment of vertical wells in the United States (hereafter, the “Licensed Plasma Pulse Technology”). We retained the right to use the Licensed Plasma Pulse Technology for treatment of our own assets located in the United States as well as treatment of assets outside of the United States. The Licensed Plasma Pulse Technology refers to the process and apparatus of Licensor for its plasma pulse technology as covered by Licensor’s patent rights. Although we were indirectly engaged in the oil recovery business through NENA and directly through our treatment of oil wells in Mexico, it was not our foundational business strategy. In October 2016, we terminated the joint venture due to its failure to meet certain milestones. including its generation of minimal revenue. We intend to terminate our agreement with our Mexican partner in the near future.

During the past year, our management, at the direction of the Board of Directors, has evaluated, considered, and brought forward various opportunities to acquire producing oil fields; however, to date, an oil field meeting the criteria acceptable to the Board of Directors (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the PPT) has not been found.   At this point, the Board is reevaluating its business plan and strategy and has reduced operating expenses, including staffing, in order to preserve capital, while the Board evaluates its options including the possible sale of our technology and PPT assets, forming a special committee to investigate a possible share buyback of the majority shareholder, Ervington Investments, and/or a possible dissolution of the Company.

To date, we derived $545,522 in revenue from our oil enhancement business. We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $18,512,441 through December 31, 2016 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2016 and December 31, 2015, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the year ended December 31, 2016 and December 31, 2015

Net revenues

Net revenues were $0 and $91,000 for the year ended December 31, 2016 and 2015 respectively, a decrease of $91,000 or 100.0%. All of the revenue during the current year is reported under discontinued operations. Effective November 1, 2016 we discontinued our NENA joint venture, in which we have a 60% share. We have not received any revenue from our current operations in Mexico. The prior year revenues consist of $91,000 earned on the treatment of several wells in the USA by Novas prior to the entry into of the Novas Sublicense Agreement.

Cost of goods sold

Cost of goods sold was $0 and $170,245 for the year ended December 31, 2016 and 2015, respectively, a decrease of $170,245 or 100.0%. All of the cost of goods sold during the current year is reported under discontinued operations. Effective November 1, 2016, we discontinued our NENA joint venture, in which we had a 60% share. Cost of goods sold during the prior year, primarily represents engineering services provided by third party contractors to Novas which were contracted on a monthly basis and is not correlated to the revenues earned.

Gross loss

Gross loss was $0 and $(79,245) for the year ended December 31, 2016 and 2015, respectively, a decrease of $79,245 or 100.0%. All operations are reported under discontinued operations during the current year, the prior year gross loss consisted of engineering services provided by third party contractors.

Total expenses

Total expenses were $2,913,235 and $3,310,767 for the year ended December 31, 2016 and 2015, respectively, a decrease of $397,532 or 12.0%. Total expenses consisted primarily of the following:

•	Professional fees of $376,642 and $686,939 for the years ended December 31, 2016 and 2015, respectively, decreased by $310,297 or 45.2%. The decrease is primarily due to; (i) a decrease in general corporate legal fees of $203,803, in the prior year legal fees were incurred to establish the joint venture agreement with Technovita and to facilitate the investment in the Company by Ervington Investments; and (ii) once-off recruiting fees incurred in the prior year of $110,253 on recruiting fees for our CEO and other personnel.

•	Consulting fees of $318,380 and $302,167 for the years ended December 31, 2016 and 2015, respectively, an increase of $16,213 or 5.4%. The increase is immaterial.

•	General and administrative expenses of $1,090,758 and $2,177,425 for the years ended December 31, 2016 and 2015, respectively, a decrease of $1,086,667 or 49.9%. The decrease primarily consists of the following; (i) stock based compensation of $88,330 and $1,606,572 for the years ended December 31, 2016 and 2015, respectively, a decrease of $1,518,242 or 94.5%, due to the prior year including the amortization of restricted stock issued to our director, John Zotos and our previous CEO, John Huemoeller. In the current year, the charge represents the amortization of the value of options issued to our current CEO and our COO until the date the agreement was terminated with him; offset by (ii) payroll expenses of $585,513 and $197,087 for the years ended December 31, 2015 and 2014, respectively, an increase of $388,425 or 197.1%, this increase is due to the employment of our CEO in January 2016 at a base salary of $265, 000 per annum and a once off sign-on bonus of $60,000, the employment of a COO at an annual base salary of $220,000 per annum, and payroll benefits such as 401K and healthcare provided to both employees; offset by (iii) insurance expense of $98,692 and $60,229 for the years ended December 31, 2016 and 2015, respectively, an increase of $38,463 primarily due to an increase in Directors and Officers insurance coverage; offset by (iv) franchise taxes of $31,600 and $5,987 for the years ended December 31, 2016 and 2015, respectively, an increase of $25,613 or 427.8%. The increase is primarily due to the increase in authorized and issued share capital and the increase in the Company's gross asset value.

•	Depreciation, and amortization of $200,933 and $136,957 for the years ended December 31, 2016 and 2015, respectively, an increase of $63,976 or 46.7%. Depreciation expense increased primarily due to the capitalization and depreciation of the tools acquired during the current year.

•	Impairment charges of $899,254 and $0 for the years ended December 31, 2016 and 2015, respectively, relates to the following; (i) impairment of the plasma pulse tools due to the Board of Directors abandoning the previous business plan with no new plan formulated as yet and no revenues forecast for the foreseeable future; and (ii) impairment of the remaining Mexican license agreement of $157,500 as no revenue has been generated from this market.

Other income (expense)

Other income was $193,667 and other expense was $31,109 for the years ended December 31, 2016 and 2015, respectively, an increase of $224,776 or 722.5%, primarily due to the forgiveness of the once off license fee for the Mexican market of $200,000, which was due in June 2015. The prior year expense included severance costs due to our previous CEO.

Amortization of debt discount and finance costs

Amortization of debt discount and finance costs was $(326) and $52,663 for the years ended December 31, 2016 and 2015, respectively. All debt was repaid during the first quarter of the prior period, all interest due was repaid and the remaining debt discount was fully amortized.

Change in fair value of derivatives

The change in fair value of derivative liabilities was $0 and $18,455 for the years ended December 31, 2016 and 2015 respectively, a decrease of $18,455. In the prior period the derivative liability movement reflected the mark-to-market of equities issued to short-term note holders who converted their debt to equity at deeply discounted prices based on variable priced conversion rates which was offset by a mark-to-market credits on the remaining short-term convertible notes.

Net loss from continuing operations

We incurred a net loss from continuing operations of $2,719,242 and $3,455,328, for the years ended December 31, 2016 and 2015, respectively, a decrease of $736,086 or 21.3%, which consists primarily of the reduction in total expenses and the forgiveness of the license fee discussed above.

Loss from discontinued operations, net of tax

We incurred a loss from discontinued operations of $1,649,064 and $876,652 for the years ended December 31, 2016 and 2015, respectively, an increase of $772,412 or 88.1%, primarily due to the joint venture only operating for four months in the prior year as opposed to ten months in the current year. Due to the inability of the Joint Venture to meet its operating milestones, the Joint Venture is being dissolved in terms of the operating agreement.

Net loss attributable to non-controlling interest of discontinued operations

The net loss attributable to non-controlling interest of discontinued operations of $249,339 and $350,661 for the years ended December 31, 2016 and 2015, respectively, is due to the losses in the Joint Venture being shared as to 40% by the non-controlling party until the full value of their investment of $600,000 was depleted.

Net loss attributable to controlling interest

The loss attributable to controlling interest of $4,118,967 and $3,981,319 for the years ended December 31, 2016 and 2015, respectively, is primarily due to the reduction in total expenses, the forgiveness of the license fees due, offset by the operating losses incurred by the Joint Venture, as discussed above.

Deemed preferred stock dividend

A deemed preferred stock dividend of $0 and $2,456,781 for the years ended December 31, 2016 and 2015, respectively. This amount represents the in-the-money value of the conversion feature of the Series C Preferred Stock as of the date of issue. These shares of Series C Preferred Stock are convertible into common stock at an exercise price of $0.12291665 per share.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $627,714 and $460,734 has been disclosed for the year ended December 31, 2016 and 2015. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders.

Net loss available to common stockholders

We incurred a net loss of $4,746,681 and $6,898,834 for the years ended December 31, 2016 and 2015, a decrease of $2,152,153 or 31.2%, respectively and which consists of the various items discussed above.

Liquidity and Capital Resources.

Although the Company has cash balances of $9,170,286 as of December 31, 2016, we have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities. The Company has recently suspended its operations and reduced its operating expenses as the Board of Directors are considering various options as to the future direction of the Company, including a possible dissolution. Should the Board of Directors decide to dissolve the Company, due to uncertainties surrounding our liabilities and whether we are able to realize the full value of our assets, we cannot make any assurances regarding the amount available for distribution to our shareholders. We have made certain projections relating to the amount of cash the Company expects to have to distribute to its shareholders upon dissolution of the Company. These projections generally relate to the amount of liabilities which must be satisfied before our company is dissolved, the amount we expect preferred stockholders to receive for their equity interest. Each of the above projections is subject to multiple variables, including the timing of a dissolution affecting the amount of dividends payable and the amount of liabilities owed at the time of dissolution. Based upon current estimates, if we were to dissolve this quarter, no assurance can be given that common shareholders or subordinate preferred shareholders will receive any such distribution.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have spent $200,899 on plant and equipment for continuing operations for the year ended December 31, 2016, primarily on new down hole tools acquired.

We have incurred an accumulated deficit of $18,512,441 through December 31, 2016 and incurred negative cash flow from continuing operations of $1,855,185 for the year ended December 31, 2016.

Our primary commitments include the minimum commitments under the license agreements. We do not anticipate investing the additional $300,000 into the joint venture which we had originally committed. Based upon our current plans, we believe that our cash will be sufficient to enable us to meet our anticipated operating needs for at least the next twelve months, subject to any business strategy decisions taken by the Board of Directors.

Our minimum commitments under the License Agreement for the next five years (assuming the License Agreement remains in effect and the $500,000 annual royalty payment with respect to the United States territory is not required to be paid), is summarized as follows:

Amount

2017	$500,000
2018	500,000
2019	500,000
2020	500,000
2021	500,000
$2,500,000

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this Management Discussion & Analysis, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2016.

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

Item 8. Financial statements and Supplementary data

PROPELL TECHNOLOGIES GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pledge Petroleum Corp. (f/k/a Propell Technologies Group Inc.)

We have audited the accompanying consolidated balance sheets of Pledge Petroleum Corp. (f/k/a Propell Technologies Group Inc.) (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for the two years in the period ended December 31, 2016, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Pledge Petroleum Corp. will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company has incurred recurring operating losses and had a net loss for the year ended December 31, 2016. The Company has also suspended its business operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY

August 4, 2017

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

Assets

Current Assets
Cash	$9,170,286	$11,231,136
Accounts receivable, net	-	891
Prepaid expenses	25,940	48,591
Discontinued operation	-	623,349
Total Current Assets	9,196,226	11,903,967

Non-Current Assets
Plant and equipment, net	14,326	687,362
Intangibles, net	-	227,500
Deposits	6,968	2,200
Total Non-Current Assets	21,294	917,062
Total Assets	$9,217,520	$12,821,029

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$31,027	$134,980
Accrued expenses and other payables	34,467	279,763
Net liabilities of discontinued operations	1,025,716	-
Notes payable	3,000	3,000
Total Current Liabilities	1,094,210	417,743

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued and outstanding. (liquidation preference $251,000)	3,138	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000 )	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued and outstanding (liquidation preference $14,750,000)	4,500	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 shares issued and outstanding.	268,559	268,559
Additional paid-in-capital	26,359,514	26,271,184
Accumulated deficit	(18,512,441)	(14,393,474)
Total stockholder's equity - controlling interest	8,123,310	12,153,947
Non-controlling interest	-	249,339
Total Stockholders' Equity	8,123,310	12,403,286
Total Liabilities and Stockholders' Equity	$9,217,520	$12,821,029

See notes to the consolidated financial statements

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Net Revenue	$-	$91,000

Cost of Goods Sold	-	170,245

Gross Loss	$-	$(79,245)

Sales and Marketing	5,087	7,279
Professional fees	376,642	686,939
Business development	22,181	-
Consulting fees	318,380	302,167
General and administrative	1,090,758	2,177,425
Depreciation and amortization	200,933	136,957
Impairment charges	899,254	-
Total Expense	2,913,235	3,310,767
Loss from Operations	(2,913,235)	(3,390,012)

Other income (expense)	193,667	(31,109)
Amortization of debt discount and finance costs	326	(52,662)
Change in fair value of derivative liabilities	-	18,455
Loss before Provision for Income Taxes	(2,719,242)	(3,455,328)

Provision for Income Taxes	-	-

Net Loss from continuing operations	(2,719,242)	(3,455,328)

Loss for discontinued operations, net of tax	(1,649,064)	(876,652)
Net loss attributable to non-controlling interest of discontinued operation	249,339	350,661

Loss from discontinued operations, net of non-controlling interest	(1,399,725)	(525,991)

Net Loss Attributable to Controlling Interest	(4,118,967)	(3,981,319)

Deemed preferred stock dividend	-	(2,456,781)

Undeclared Series B and Series C Preferred stock dividends	(627,714)	(460,734)

Net loss available to common stock holders	$(4,746,681)	$(6,898,834)

Net Loss Per Share from continuing operations - Basic and Diluted	$(0.01)	$(0.03)
Net Loss Per Share from discontinued operations - Basic and Diluted	$(0.01)	$(0.00)
Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.03)
Weighted Average Number of Shares Outstanding -
Basic and Diluted	268,558,931	264,984,975

See notes to the consolidated financial statements

PLEDGE PETROLEUM CORP.
(formerly Propell Technologies Group, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2015 TO DECEMBER 31, 2016

											Total
											Stockholders'
											Equity (Deficit)		Total
	Preferred Stock								Additional			Non-	Stockholders'
	Series A-1		Series B		Series C		Common Stock		Paid-in	Accumulated	Controlling	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	(Deficit)
Balance as of December 31, 2014	3,512,500	$3,513	75,000	$75	-	$-	260,169,499	$260,169	$9,914,303	$(10,412,155)	$(234,095)	$-	$(234,095)

Conversion of notes and accrued interest thereon to common stock	-	-	-	-	-	-	639,432	640	12,149	-	12,789	-	12,789

Subscription for Series C Convertible Preferred Stock	-	-	-	-	4,500,000	4,500	-	-	14,745,500	-	14,750,000	-	14,750,000

Conversion of Series A-1 preferred stock to common	(375,000)	(375)	-	-	-	-	3,750,000	3,750	(3,375)	-	-	-	-

Conversion of Series B preferred sock to common	-	-	(35,000)	(35)	-	-	3,500,000	3,500	(3,465)		-	-	-

Restricted stock awards	-	-	-	-	-	-	-	-	1,536,572	-	1,536,572	-	1,536,572

Shares issued for services	-	-	-	-	-	-	500,000	500	69,500	-	70,000	-	70,000

Contribution by joint venture partner	-	-	-	-	-	-	-	-	-	-	-	600,000	600,000

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(3,981,319)	(3,981,319)	(350,661)	(4,331,980)

Balance as of January 1, 2016	3,137,500	3,138	40,000	40	4,500,000	4,500	268,558,931	268,559	26,271,184	(14,393,474)	12,153,947	249,339	12,403,286

Stock option based compensation	-	-	-	-	-	-	-	-	88,330	-	88,330		88,330

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(4,118,967)	(4,118,967)	(249,339)	(4,368,306)

Balance as of December 31, 2016	3,137,500	$3,138	40,000	$40	4,500,000	$4,500	268,558,931	$268,559	$26,359,514	$(18,512,441)	$8,123,310	$-	$8,123,310

See notes to the consolidated financial statements

PLEDGE PETROLEUM CORP.
(formerly Propell Technologies Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,118,967)	$(3,981,319)
Net loss from discontinued operations	1,649,064	876,652
Less: loss attributable to non-controlling interest	(249,339)	(350,661)
Net loss from continuing operations	(2,719,242)	(3,455,328)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	130,933	66,957
Amortization expense	70,000	70,000
Impairment charges	899,254	-
Loss on scrapping of fixed assets	1,248	-
Amortization of debt discount	-	16,232
Equity based compensation charge	88,330	1,536,572
Stock issued for services rendered	-	70,000
Derivative financial liability	-	(18,455)
Gain on debt forgiven	(200,000)	-
Increase in provision for bad debts	4,292	-
Changes in Assets and Liabilities
Accounts receivable	(3,400)	4,979
Prepaid expenses and other current assets	22,650	(35,538)
Accounts payable	(103,953)	(214,740)
Accrued liabilities	(45,296)	41,619
Accrued interest	-	(11,260)
Cash Used in Operating Activities - continuing operations	(1,855,184)	(1,928,962)
Cash used in operating activities - discontinued operations	(444,744)	(1,027,582)
	(2,299,928)	(2,956,544)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(200,899)	(434,745)
Investment in deposit	(4,768)	-
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	(205,667)	(434,745)
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	(4,782)	(3,412)
	(210,449)	(438,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on issuance of Series C Preferred stock	-	14,750,000
Proceeds from notes payable and advances	-	125,000
Repayment of notes payable and advances	-	(421,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	-	14,454,000
NET CASH PROVIDED BY FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	449,527	130,993
	449,527	14,584,993

NET (DECREASE) INCREASE IN CASH	(2,060,850)	11,190,292
CASH AT BEGINNING OF PERIOD	11,231,136	40,844
CASH AT END OF PERIOD	$9,170,286	$11,231,136

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$48,130

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$-	$12,789

See notes to consolidated financial statements

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

Pledge Petroleum Corp. (formerly Propell Technologies Group, Inc. and Propell Corporation) (the “Company”), is a Delaware corporation originally formed on January 29, 2008 as CA Photo Acquisition Corp. On April 10, 2008 Crystal Magic, Inc. (“CMI”), a Florida Corporation, merged with an acquisition subsidiary of Propell’s, and the Company issued an aggregate of 180,000 shares to the former shareholders of CMI. On May 6, 2008, the Company acquired both Mountain Capital, LLC (doing business as Arrow Media Solutions) (“AMS”) and Auleron 2005, LLC (doing business as Auleron Technologies) (“AUL”) and made each a wholly owned subsidiary and issued a total of 41,897 shares of the Company’s common stock to the members of Mountain Capital, LLC and a total of 2,722 shares of the Company’s common stock to the members of AUL. In 2010 AUL and AMS were dissolved and the operations of CMI were discontinued. On February 4, 2013, the Company entered into a Share Exchange Agreement with Novas Energy (USA), Inc. (“Novas”) whereby the Company exchanged 100,000,000 shares of its common stock for 100,000,000 shares of common stock in Novas. After the consummation of the share exchange, Novas became a wholly owned subsidiary of the Company. As a result of the share exchange the shareholders of Novas obtained the majority of the outstanding shares of the Company. As such, the exchange is accounted for as a reverse merger or recapitalization of the Company and Novas was considered the acquirer for accounting purposes.

b)	Description of the business

During the past year, our management, at the direction of the Board of Directors, has evaluated, considered, and brought forward various opportunities to acquire producing oil fields; however, to date, an oil field meeting the criteria acceptable to the Board of Directors (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the PPT) has not been found.   At this point, the Board is reevaluating its business plan and strategy and has reduced operating expenses, including staffing, in order to preserve capital. The Board continues to evaluate its options including the possible sale of our technology and PPT assets, forming a special committee to investigate a possible share buyback of the majority shareholder, Ervington Investments, and/or a possible dissolution of the Company.

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

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

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

Novas Energy North America, LLC (60% owned) – Discontinued Operation

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

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

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

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent Accounting Pronouncements (continued)

In October 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-17, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Upon the effective date of Update 2015-02, a single decision maker of a variable interest entity (VIE) is required to consider indirect economic interests in the entity held through related parties on a proportionate basis when determining whether it is the primary beneficiary of that VIE unless the single decision maker and its related parties are under common control. If a single decision maker and its related parties are under common control, the single decision maker is required to consider indirect interests in the entity held through those related parties to be the equivalent of direct interests in their entirety. The Board is issuing this Update to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. As part of a separate initiative, the Board will consider whether other changes to the consolidation guidance for common control arrangements are necessary. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its financial statements.

In November 2016, FASB issued Accounting Standards Update No. (“ASU”) 2016-18, Topic 230, Statement of Cash Flows. Entities classify transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company does not expect this guidance to have a material impact on its financial statements.

In December 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-19, Technical Corrections and Improvements. Several topics are amended:

a. The amendment to Subtopic 350-40, Intangibles—Goodwill and Other— Internal-Use Software, adds a reference to guidance to use when accounting for internal-use software licensed from third parties that is within the scope of Subtopic 350-40. The transition guidance for that amendment is the same as the transition guidance in Accounting Standards Update No. 2015-05, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to which the amendment relates. The Company does not expect this guidance to have a material impact on its financial statements.

b. The amendment to Subtopic 360-20, Property, Plant, and Equipment— Real Estate Sales, corrects the guidance to include the final decision of the EITF that loans insured under the Federal Housing Administration and the Veterans Administration do not have to be fully insured by those government-insured programs to recognize profit using the full accrual method. The transition guidance for that amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

c. The amendment to Topic 820, Fair Value Measurement, clarifies the difference between a valuation approach and a valuation technique when applying the guidance in that Topic. That amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent Accounting Pronouncements (continued)

d.	The amendment to Subtopic 405-40, Liabilities—Obligations Resulting from Joint and Several Liability Arrangements, which clarifies that for an amount of an obligation under an arrangement to be considered fixed at the reporting date, the amount that must be fixed is not the amount that is the entity’s portion of the obligation but, rather, is the obligation in its entirety. The transition guidance for that amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

e.	The amendment to Subtopic 860-20, Transfers and Servicing—Sales of Financial Assets, aligns implementation guidance in paragraph 860-20- 55-41 with its corresponding guidance in paragraph 860-20-25-11. That amendment clarifies the considerations that should be included in an analysis to determine whether a transferor once again has effective control over transferred financial assets. The transition guidance for that amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

f.	The amendment to Subtopic 860-50, Transfers and Servicing—Servicing Assets and Liabilities, adds guidance that existed in AICPA Statement of 5 Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, on the accounting for the sale of servicing rights when the transferor retains loans that was omitted from the Accounting Standards Codification. The transition guidance for the amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

In November 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-20, an amendment to Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. The Company is currently evaluating the impact this topic will have on its financial statements.

In January 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-02, an amendment to Topic 805, Business Combinations. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business. The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this Update apply to annual periods beginning after December 15, 2017. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect this guidance to have a material impact on its financial statements.

In January 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other, An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this guidance will have on its financial statements.

In February 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-05, an amendment to Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Revenues to date are insignificant.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2016 and December 31, 2015, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2016, the Company had cash balances of $9,170,286, which exceeded the federally insured limits by $8,911,226.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2016.

k)	Inventory

The Company had no inventory as of December 31, 2016 or December 31, 2015.

l)	Plant and Equipment

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

Where fixed assets are deemed to be impaired we recognize an impairment loss measured as the difference between the estimated fair value of the fixed asset and its book value.

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

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

p)	Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share- based payments is recorded in operating expenses in the consolidated statement of operations.

q)	Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2016, there have been no interest or penalties incurred on income taxes.

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

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	GOING CONCERN

The Company has cash balances of $9,170,286 as of December 31, 2016, which is sufficient to meet current expenses for at least the next twelve month period, however the Board of Directors are considering various options as to the future direction of the Company, including the possible sale of our technology and PPT assets, forming a special committee to investigate a possible share buyback of the majority shareholder, Ervington Investments, and/or a possible dissolution of the Company.

Due to uncertainties surrounding our liabilities and whether we are able to realize the full value of our assets, we cannot make any assurances regarding the amount available for distribution to our shareholders.

We have made certain projections relating to the amount of cash the Company expects to have to distribute to its shareholders upon dissolution of the Company. These projections generally relate to the amount of liabilities which must be satisfied before our company is dissolved, the amount we expect preferred stockholders to receive for their equity interest. Each of the above projections is subject to multiple variables, including the timing of a dissolution affecting the amount of dividends payable and the amount of liabilities owed at the time of dissolution. Based upon current estimates, if we were to dissolve this quarter, no assurance can be given that common shareholders or subordinate preferred shareholders will receive any such distribution.

4	DISCONTINUED OPERATIONS

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

The assets and liabilities of discontinued operations as of December 31, 2016 and 2015, respectively is as follows:

	December 31, 2016	December 31, 2015
Current assets
Cash	$19,480	$469,007
Accounts receivable, net	61,661	-
Prepaid expenses and other current assets	29,896	178,441
Total current assets	111,037	647,448
Non-current assets
Plant and equipment, net	6,480	3,176
Total assets	$117,517	$650,624

Current liabilities
Accounts payable	$94,784	$15,091
Related party payables	932,478	3,282
Accrued liabilities and other payables	115,971	8,902
Total liabilities	$1,143,233	$27,275

Loss from discontinued operations is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015

Net revenue	$196,328	$-
Cost of goods sold	148,475	102,405
Gross Profit	47,853	(102,405)

Sales and marketing expenses	11,932	47
Professional fees	62,331	10,269
Business development	179,980	37,742
Consulting fees	898,640	463,180
General and administrative expenses	543,558	262,820
Depreciation and amortization	1,478	236
Total expense	1,697,919	774,294

Loss from operations	(1,650,066)	(876,699)

Other income	10	47
Foreign currency gains	992	-

Loss from discontinued operations	$(1,649,064)	$(876,652)

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31, 2016	December 31, 2015

Prepaid insurance	$22,607	$24,259
Prepaid professional fees	3,333	23,500
Other	-	832

	$25,940	$48,591

6	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	December 31, 2016			December 31, 2015
	Cost	Amortization and Impairment	Net book value	Net book value

Capital work in progress	$-	$-	$-	$453,228
Plasma pulse tool	945,423	(945,423)	-	232,284
Furniture and equipment	6,700	(1,117)	5,583	-
Field equipment	19,627	(19,286)	341	1,850
Computer equipment	11,130	(2,728)	8,402	-

	$982,880	(968,554)	$14,326	$687,362

Depreciation expense was $130,933 and $66,957for the years ended December 31, 2016 and 2015, respectively. An impairment charge of $741,754 was made against the Plasma Pulse tool as the Board of Directors is currently evaluating the business strategy and limited use is being made of the tools.

7	INTANGIBLES

Licenses

During the year ended December 31, 2016, the Company fully impaired the carrying value of all its intangible assets.

Novas licenses the “Plasma-Pulse Technology” (“the Technology”) from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended on March, 2014.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	INTANGIBLES (continued)

On July 19, 2016, we received a notice from Licensor purporting to effectively terminate the License Agreement for non-payment of required royalties, asserting, among other things, that as of June 30, 2016, Novas owed Licensor a pro rata amount of $1,458,333 for the Licensed Plasma Pulse Technology for the United States and Mexico, of which $1,000,000 was alleged to be in arrears. Novas has recently been contacted by Licensor with a request for settlement discussions; however, there can be no assurance that such discussions will occur or what the outcome of any such discussions will be. We and Novas believe that there is no legal basis for Licensor to terminate the License Agreement and intend to vigorously defend against any attempt by Licensor to enforce a termination of the License Agreement. Further, we believe that Licensor has failed to materially perform its obligations under the License Agreement, and that such failures on Licensor’s part may impact what, if any, payments are due under the License Agreement by Novas to Licensor.

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

Intangibles consisted of the following:

	December 31, 2016			December 31, 2015
	Cost	Amortization and Impairment	Net book value	Net book value

License agreements	$350,000	$(350,000)	$-	$227,500
Website development	8,000	(8,000)	-	-

	$358,000	$(358,000)	$-	$227,500

Amortization expense was $70,000 and $70,000 for the years ended December 31, 2016 and 2015, respectively. Due to the lack of revenue generated under this license agreement, the remaining unamortized balance at December 31, 2016 of $157,500 was impaired.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following:

	December 31, 2016	December 31, 2015

Payroll liabilities	$-	$34,000
Royalties payable	14,653	14,653
License fee payable	-	200,000
Severance accrual	19,814	31,110

	$34,467	$279,763

The severance accrual relates to accrued severance costs due to the COO, whose employment with the Company was terminated on December 15, 2016 as part of a cost reduction exercise.

9	NOTES PAYABLE

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

10	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and has outstanding 268,558,931 shares of common stock as of December 31, 2016.

No shares were issued during the current year.

b)	Preferred Stock

The Company has 10,000,000 authorized preferred shares with a par value of $0.001 each with 5,000,000 preferred shares designated as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), 500,000 preferred shares designated as Series B Preferred Stock and 4,500,000 preferred shares designated as Series C Preferred Stock.

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

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred Stock (continued)

i)	Series A-1 Convertible Preferred Stock (continued)

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

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred Stock (continued)

ii)	Series B Convertible Preferred Stock (continued)

Dividends

(a)	The holders of the Series B Shares are entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year (“Dividend Date”). Such dividends accrue on any given share from the day of original issuance of such share. Such dividends are cumulative, whether or not declared by the Board of Directors, but are non-compounding.

(b)	Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share.

(c)	Nothing contained herein is deemed to establish or require any payment or other charges in excess of the maximum permitted by applicable law.

(d)	In the event that pursuant to applicable law or contract the Company is prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares are entitled, the cash amount available pursuant to applicable law or contract will be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares will be payable in cash.

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

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred Stock (continued)

iii)	Series C Convertible Preferred Stock (continued)

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

c)	Stock Options

a.	Plan options

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

At December 31, 2016 and 2015, there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of December 31, 2016.

No options were issued during the year ended December 31, 2016.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

c)	Stock Options (continued)

b.	Non-Plan Stock Options

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

On March 1, 2016, the Company granted, to its newly appointed Chief Operating Officer, 1,000,000 common stock, non-plan options (that are not covered by the Company’s Stock Option Plan), with an exercise price of $0.08 per share. These options vest as to 333,334 on the first anniversary of the grant date; 333,333 on the second anniversary of the grant date and a further 333,333 on the third anniversary of the grant date. These options were cancelled on December 15, 2016 upon the termination of the employment agreement with Mr. Ramsey due to a rationalization of the Company’s costs.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There is no deferred compensation recorded upon initial grant date, instead, for employees, the fair value of the share-based payment is recognized ratably over the stated vesting period. For consultants, the fair value is recognized as expense immediately.

The fair value of the options issued were valued at $277,674 using a Black-Scholes option pricing model using the following weighted average assumptions:

Year ended December 31, 2016

Stock price	$0.08 to $0.09
Risk free interest rate	1.31% to 1.73%
Expected life of warrants (years)	5 years
Expected volatility of underlying stock	106.1% to 113.2%
Expected dividend rate	0%

A summary of all of our option activity during the period January 1, 2015 to December 31, 2016 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2015	380,950	$0.51 to $13.50	$0.90
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	380,950	$0.51 to $13.50	0.90
Granted - non plan options	4,000,000	$0.08 to $0.09	0.09
Forfeited/cancelled	(1,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding December 31, 2016	3,380,950	$0.08 to $13.50	$0.18

Stock options outstanding as of December 31, 2016 and 2015 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

c)	Stock Options (continued)

The options outstanding and exercisable at December 31, 2016 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$13.50	3,480	2.45		3,480
$12.50	2,000	3.78		2,000
$8.50	500	4.50		500
$5.00	14,800	4.79		14,800
$0.65	36,924	6.25		36,924
$0.63	38,096	1.50		38,096
$0.51	285,150	3.28		285,150
$0.09	3,000,000	4.00		-

	3,380,950	3.94	0.18	380,950	0.90

The Company has recorded an expense of $88,330 and $1,536,571 for the year ended December 31, 2016 and 2015 relating to options issued.

(d)	Warrants

A summary of all of our warrant activity during the period January 1, 2015 to December 31, 2016 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2015	6,339,498	$0.15 to $0.30	$0.24
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	6,339,498	$0.15 to $0.30	0.24
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2016	6,339,498	$0.15 to $0.30	$0.24

The warrants outstanding and exercisable at December 31, 2016 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.30	375,000	1.83		375,000
$0.25	1,751,667	2.49		1,751,667
$0.15	525,500	2.58		525,500
$0.25	1,508,333	2.58		1,508,333
$0.15	577,499	2.60		577,499
$0.25	968,166	2.60		968,166
$0.25	633,333	2.65		633,333

	6,339,498	2.52	0.24	6,339,498	0.24

The warrants outstanding have an intrinsic value of $0 and $0 as of December 31, 2016 and 2015, respectively.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	EQUITY BASED COMPENSATION

Equity based compensation is made up as follows:

	Year ended December 31, 2016	Year ended December 31, 2015

Stock option compensation charge	$88,330	$-
Restricted stock award compensation charge	-	1,536,572
Stock issued for services rendered	-	70,000
	$88,330	$1,606,572

12	OTHER INCOME (EXPENSE)

	Year ended December 31, 2016	Year ended December 31, 2015

License fee forgiven	$200,000	$-
Severance costs	-	(31,109)
Other	(6,333)	-
	$193,667	$(31,109)

Other income includes the forgiveness of the $200,000 license fee due to Novas BVI during the current year. Other expense in the prior year represents the severance costs paid to our previous CEO.

13	INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
	%	%
Tax expense at the federal statutory rate	34	34
State tax expense, net of the federal effect	5	5
Permanent timing differences	(5)	(18)
deferred income tax valuation allowance	(34)	(21)
	-	-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets
Net operating losses	$4,703,000	$3,196,000
Valuation allowance	(4,703,000)	(3,196,000)
	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2016 and December 31, 2015 was $4,703,000 and $3,196,000, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $1,507,000 and $1,018,000 for Fiscal 2016 and 2015, respectively. The increase includes a true up of the previous years estimate of net operating losses.

As of December 31, 2016, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Our net operating loss carry-forwards of $11,974,000 begin to expire in 2031 and continue to expire through 2036. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the year ended December 31, 2016 and 2015, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2016	Year ended December 31, 2015

Stock options	$3,380,950	$380,950
Restricted stock awards – unvested	-	1,000,000
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	120,000,000	120,000,000
	$165,095,448	$163,095,448

15	RELATED PARTY TRANSACTIONS

On January 1, 2016, the “Company entered into a three-year Employment Agreement with C. Brian Boutte (the “Boutte Employment Agreement”) to serve as the Company’s Chief Executive Officer. Mr. Boutte will also serve as the Company’s interim Chief Financial Officer. Under the Boutte Employment Agreement, for his service as the Chief Executive Officer of the Company, Mr. Boutte was to receive an annual base salary of $265,000, a sign on bonus of $60,000 and an annual performance bonus of up to 55% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by the Company’s Board of Directors and Mr. Boutte. In connection with the entry into the Boutte Employment Agreement, Mr. Boutte was granted an option award exercisable for 3,000,000 shares of the Company’s common stock, which will vest as to 1,000,000 shares on each of the one, two and three-year anniversary of the commencement of his employment with the Company. The Boutte Employment Agreement was amended on December 31, 2016 to provide for a term of six months ending June 30, 2017, a reduced annual base salary of $165,000 and a provision for immediate vesting of the options upon a Change of Control (as defined in the amendment). In the event that Mr. Boutte’s employment was terminated Without Cause (as defined in the Boutte Employment Agreement), by Mr. Boutte for Good Reason (as defined below), Disability (as defined in the Boutte Employment Agreement), upon his death or a change in control, Mr. Boutte would be entitled to receive a severance payment equal to $65,000. Upon a change in control, Mr. Boutte Mr. Boutte’s options would immediately vest. The Boutte Employment Agreement also included customary confidentiality obligations and inventions assignments by Mr. Boutte as well as a non- compete and non-solicitation provision. If his employment was terminated for Cause (as defined below) or by him Without Good Reason (as defined in the Boutte Employment Agreement), Mr. Boutte was entitled to receive his annual base salary through the date of termination and any bonus earned but unpaid. For purpose of the Boutte Employment Agreement, “Good Reason” is defined as (i) any material and substantial breach of the Boutte Employment Agreement by the Company; (ii) a Change in Control (as defined in the Boutte Employment Agreement) occurs and Mr. Boutte’s employment is terminated; (iii) a reduction in Mr. Boutte’s Annual Base Salary as in effect at the time in question, or any other failure by the Company to comply with the compensation terms of the Boutte Employment Agreement; or (iv) the Boutte Employment Agreement is not assumed by a successor to the Company. For purposes of the Boutte Employment Agreement, “Cause” is defined as (i) acts of embezzlement or misappropriation of funds or fraud; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft; (iii) a material violation by Mr. Boutte of any provision of the Boutte Employment Agreement, including willful failure to perform assigned tasks, willful and unauthorized disclosure of Company material confidential information; (iv) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Mr. Boutte’s duties and that performance of his duties is affected; (v) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vi) willful failure to perform his assigned tasks, where such failure is attributable to the fault of Mr. Boutte, gross insubordination or dereliction of fiduciary obligations which, to the extent it is curable by Mr. Boutte, is not cured by Mr. Boutte within thirty (30) days of receiving written notice of such violation by the Company.

Mr. Boutte tendered his resignation to the Board of directors on March 31, 2017.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	RELATED PARTY TRANSACTIONS (continued)

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

On December 15, 2016, Mr. Ramsey’s employment was terminated due to a rationalization exercise undertaken by the Company.

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

The Company entered into lease agreement for approximately 3,733 square feet of office and warehouse space in Houston, the term of the lease is for 39 months commencing on March 1, 2016 and terminating on May 31, 2019. The lease provides for the first month to be rent free, the fourteenth month to be rent free and the twenty-seventh month to be rent free. Monthly rentals, including estimated operating costs, for the first 12 months, excluding the free rental month amount to approximately $3,410 per month, escalating at a rate of 1.7% per annum, after excluding the free rental months. This lease agreement was amended and the lease terminated with effect from May 31, 2017 with a final payment of $2,000 and the forfeiture of the security deposit of $6,968.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	COMMITMENTS AND CONTINGENCIES (continued)

In terms of the license agreement commitments disclosed in note 7 above, the minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2017	$500,000
2018	500,000
2019	500,000
2020	500,000
2021	500,000
Total	$2,500,000

17	JOINT VENTURE

On October 22, 2015, Novas entered into an operating agreement with Technovita (the “Joint Venture Agreement”) , NENA, whereby Novas agreed to contribute $1,200,000 ($600,000 to be delivered on the effective date (October 22, 2015) of the Joint Venture Agreement, $300,000 on November 1, 2015 and $300,000 on the two month anniversary of the Effective Date) to the capital of NENA for 60% of the membership interests of NENA and Technovita agreed to contribute an aggregate of $800,000 to the capital of NENA for 40% of the membership interests of NENA. In terms of a side agreement entered into on November 18, 2015, the revenue and expenses incurred by Technovita and the Company prior to entering into the operating agreement, have been included in the joint venture and consolidated into the Company’s results effective September 1, 2015.

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

18	SUBSEQUENT EVENTS

On March 31, 2017, our Chief Executive Officer, Mr. Brain Boutte, tendered his resignation to the Board of Directors.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer who also serves as our Principal Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer has concluded, that as of the date of the filing of this Annual Report, our disclosure controls and procedures are not effective and that all material weaknesses and significant deficiencies have not been completely remediated.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was not effective as of and for the year ended December 31, 2016.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Ivan Persiyanov (1)	37	Chief Executive Officer/Interim Chief Financial Officer, Director

John W. Huemoeller II (2)	61	Director (Former Chief Executive Officer/President/Chairman)

John Zotos (3)	60	Secretary, Director

(1)	On April 25, 2017, Mr. Persiyanov was appointed as our Chief Executive Officer in the place of Mr. Boutte who resigned as our Chief Executive Officer. On February 17, 2015, Mr. Persiyanov, the designee of the Series C Preferred Stockholders was appointed as a director to fill the vacancy created by the resignation of Messrs. Fuller, Steffens and Kalow. Mr. Persiyanov has three votes on all matters presented to the board.

(2)	On January 1, 2016, Mr. Huemoeller resigned as our Chief Executive Officer/President and Chairman of the Board.

(3)	On March 6, 2013, Mr. Zotos was appointed as our Secretary and a director.

John W. Huemoeller II

Mr. Huemoeller has served as a director since March 6, 2013, and also served as our Chief Executive Officer and President, as well as Chief Financial Officer and the Chief Executive Officer of Novas from March 6, 2013 until January 1, 2016. Mr. Huemoeller has over 30 years’ experience in investment banking, finance, sales and marketing. Mr. Huemoeller began his career as an investment advisor in 1982 with M.L. Stern & Company a municipal bond firm in California and became a registered principal in 1985 managing retail brokers. He has previously been registered with various state insurance boards, as well as with the Chicago Board of Trade as a commodities broker. Mr. Huemoeller has held positions at Smith Barney, Drexel Burnham, Prudential Securities, and Paine Webber and has extensive experience in stocks, bonds, commodities, mergers and acquisitions, leveraged buyouts and private placement transactions.

From April 2012 until march 2013, Mr. Huemoeller had been the President of Joshua Tree Capital Inc., an independent corporate finance advisory firm specializing in providing strategic capital formation guidance to public and private small cap oil and gas companies. From March 2009 to April 2012, Mr. Huemoeller was a FINRA-registered investment banker focused on all aspects of taking company’s public, deal structure and Institutional placement of both debt and equity transactions with Buckman, Buckman and Reid. From August 2008 to March 2009, Mr. Huemoeller worked with Greenstone Holdings Group, LLC; an advisory firm with an emphasis on helping Chinese companies go public in the United States from January 2008 to July 2008, Mr. Huemoeller worked at Aspenwood Capital, a division of Green Drake Securities as an Investment Banker. Mr. Huemoeller previously served as Chairman and CEO of HumWare Media Corp, a publicly traded software development, media and technology company which he started in 1998 and was responsible for acquisition strategies and the day-to-day corporate operations. Mr. Huemoeller is co-author of U.S. Patent #5,855,005. Mr. Huemoeller completed various studies in the Bachelor of Business Administration Program at the University of Minnesota and has previously held Series 3, 7, 24, 63 and 79 Securities Licenses.

Mr. Huemoeller’s financial experience, specifically with oil and gas companies, provides him with the attributes that make him a valuable member of the Company’s Board of Directors. His service on other public company boards brings to us important knowledge regarding corporate governance.

John Zotos

Mr. Zotos was appointed as a director on March 6, 2013. He also serves as a director of Novas. Since July 2007, he has served as a principal and a managing partner of JC Holdings, LLC, a company engaged in the business of buying, selling and managing heavy equipment and commercial real estate.

Mr. Zotos brings to the Board significant business experience. Mr. Zotos’ prior business experience, especially his experience in the on-line industry, gives him a broad and extensive understanding of our operations and our industry. Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

Ivan Persiyanov

Mr. Persiyanov was appointed a director on February 17, 2015. On April 25, 2017, Mr. Persiyanov was appointed as our Chief Executive Officer. Mr. Persiyanov currently serves as an investment director at Millhouse LLC. From July 2008 until joining Millhouse LLC in April 2014, Mr. Persiyanov served as an investment director of Rusnano OJSC, responsible for originating and leading the execution of private equity and venture capital projects in chemical, construction robotics, alternative energy and robotics. Prior to joining Rusnano OJSC, Mr. Persiyanov served as a consultant to Ernst & Young, a manager at GE Money Bank and a senior analyst at Citibank. Mr. Persiyanov has a Master in Finance degree from the New Economic School and a mathematics degree from Moscow State University. Mr. Persiyanov is a CFA charterholder. Mr. Persiyanov also currently serves as a director of Cleveland Biolabs, Inc., a NASDAQ: CBLI, biotechnology Company, Georezonans LLC, a methane degassing service company, Novas Energy Services LLC and DEWASI (Beijing) Energy Technology Development Ltd, and is general director of Plasma Holdings LLC. Previously Mr. Persiyanov served as a director of Optogan CJSC from June 2013 until June 2014, Beneq Oy from July 2013 until April 2014 and LED, Microsensor Nt LLC from July 2013 until April 2014.

Term of Office

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the board.

Employment Agreements and Arrangements

On April 17, 2015, Mr. Persiyanov was appointed to serve as our Chief Executive Officer. We have not entered into a written agreement with Mr. Persiyanov; however, Mr. Persiyanov has agreed to serve as the new President and Chief Executive Officer for compensation of $1 per year for the next twelve months.

On January 1, 2016, we entered into a three-year Employment Agreement with C. Brian Boutte (the “Original Boutte Employment Agreement”) to serve as our Chief Executive Officer. Mr. Boutte will also serve as our interim Chief Financial Officer. Under the Original Boutte Employment Agreement, for his service as our Chief Executive Officer, Mr. Boutte receives an annual base salary of $265,000, and an annual performance bonus of up to 55% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by our Board of Directors and Mr. Boutte. Upon commencement of employment, Mr. Boutte received a sign on bonus of $60,000. In connection with the entry into the Boutte Employment Agreement, Mr. Boutte was granted an option award exercisable for 3,000,000 shares of our common stock, which vest as to 1,000,000 shares on each of the one, two and three-year anniversary of the commencement of his employment. On December 31, 2016 we entered into a new employment agreement (the “Second Boutte Employment Agreement”) with Mr. Boutte that replaced the Original Boutte Employment Agreement. The Second Boutte Employment Agreement had a term of six months ending on June 30, 2016 and an annual base salary of $165,000.

On March 31, 2017, Mr. Boutte resigned as our Chief Executive Officer.

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

On December 15, 2016, Mr. Ramsey’s employment was terminated due to a rationalization exercise undertaken by the Company.

Employees

At December 31, 2016 we had one part-time employee.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ Stock Market. The Board has determined that none of our directors are independent. Mr. Persiyanov is not “independent” due to his position as Chief Executive Officer and his position at Millhouse LLC, Mr. Huemoeller is not independent due to his prior positions with our company and Novas and Mr. Zotos is not independent due to his current positions with our company.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. Ivan Persiyanov is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Upon evaluating our internal controls, our board of directors determined that our internal controls are not adequate to ensure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Propell. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with other than the late filing of a Form 4 by David Ramsey with respect to an option grant.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11. Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian Boutte, President ,	2016	265,000	60,000	216,789	-	-	43,230	585,019
CEO and interim CFO(1)(2)(3)	2015	-	-	-	-	-	-	-

David Ramsey,	2016	174,167	-	60,884	-	-	32,751	267,802
former COO(4)	2015	-	-	-	-	-	-	-

(1)	The amounts disclosed as bonus for Mr. Boutte represents a once-off signing bonus.

(2)	Mr. Boutte was awarded 3,000,000 options on January 1, 2016. These options were valued at $216,789 using a Black Scholes option pricing model. These options vest as to 1,000,000 shares on January 1, 2017, 1,000,000 on January 1, 2018 and 1,000,000 on January 1, 2019. Mr. Boutte resigned as our Chief Executive Officer on March 31, 2017.

(3)	All other compensation for Mr. Boutte includes $16,985 for company contributed healthcare; $20,489 for company contributions to Mr. Boutte’s 401K plan and $5,756 for lease payments on a vehicle utilized by Mr. Boutte.

(4)	All other compensation for Mr. Ramsey includes $6,626 for company contributed healthcare; $7,792 for company contributions to Mr. Ramseys 401K plan and $18,332 in severance pay upon the termination of Mr. Ramseys employment. Mr. Ramsey’s employment was terminated on December 15, 2016 in a rationalization exercise undertaken by the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of December 31, 2016 for each Named Executive Officer.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiry date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Brian Boutte(1)	-	3,000,000	-	0.09	1/1/2021	-	-	-	-

David Ramsey(2)	-	-	-	-	-	-	-	-	-

(1)	Mr. Boutte was awarded five year options exercisable over 3,000,000 shares of common stock in terms of an employment agreement entered into with him. These options vest as to 1,000,000 on January 1, 2017, 1,000,000 on January 1, 2018 and 1,000,000 on January 1, 2019. Mr. Boutte resigned as our Chief Executive Officer on March 31, 2017 and the reaming unvested options were cancelled.

(2)	Mr. Ramsey was awarded five year options exercisable over 1,000,000 shares of common stock in terms of an employment agreement entered into with him. Mr. Ramsey’s employment was terminated on December 15, 2016 due to a rationalization of the Company’s operating costs and the options, all of which were unvested on the date of termination, were cancelled.

Option Exercises

No options were exercised during the year ended December 31, 2016.

Directors Compensation

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the year ended December 31, 2016.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ivan Persiyanov	-	-	-	-	-	-	-

John Huemoeller	-	-	-	-	-	-	-

John Zotos(1)	-	-	-	-	-	60,000	60,000

Maria Damianou(2)	-	-	-	-	-	-	-

(1)	Mr. Zotos provided consulting services to us in the form of secretarial duties through his company ZotoZulu that amounted to $60,000, disclosed under “all other compensation”.
(2)	Ms. Damianou resigned as a director in December 2016

None of our directors, who are not named executive officers have any options outstanding at December 31, 2016.

We also reimburse directors for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings and any other company related business.

The following table sets forth information relating to Restricted Stock awards outstanding for our directors who were not Named Executive Officers as at December 31, 2016.

Name	Grant Date	Number of securities underlying restricted stock awards	Number of securities underlying restricted stock awards Vested	Number of securities underlying restricted stock awards Not Vested	Grant date fair value of restricted stock awards ($ per share)

John Huemoeller	December 5, 2014	10,000,000	10,000,000	-	0.18

John Zotos	December 5, 2014	3,000,000	3,000,000	-	0.18

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates beneficial ownership of our common stock, ownership of our Series A-1 Preferred Stock, the series B Preferred Stock, the Series C Preferred Stock and the total voting power of our shareholders as of August 1, 2017, by: (1) each person known by us to be the owner of more than 5% of our outstanding shares of Common Stock; (2) each person known to us to be the owner of more than 5% of our outstanding shares of Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock ; (3) each of our directors; (4) each of our executive officers; and (5) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days of August 1, 2017. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Unless otherwise specified, the address of each of the individuals listed below is c/o Pledge Petroleum Corp., 11811 North Freeway, 5th Floor, Suite 513, Houston, TX 77060.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned (1)	Percentage of total voting power (2)

Brian Boutte	1,000,000	(3)	*	*
John Huemoeller	10,000,000	(4)	3.7%	2.4%
John Zotos	3,160,000	(5)	1.2%	0.7%
David Ramsey	-		-	-
Ivan Persiyanov	-		-	-

5% Shareholders
Ervington Investments Limited	215,677,467	**(6)	51.4%	50.9%
Charles Hoogland	4,000,000	***(7)	1.5%	*

All officers and directors as a group (5 persons)	14,160,000		5.3%	3.30%

*	Less than 1%
**	Includes all of the outstanding shares of Series A-1 and Series C Preferred Stock on an “as converted” basis”
***	Includes all of the outstanding shares of Series B Preferred Stock on an “as converted basis”
(1)	Based on 268,558,931 shares of common stock issued and outstanding as of August 1, 2017.
(2)

Based on the voting rights attached to each class of shares, which vote as a single class together with common stockholders. Each share of common stock exercises one vote per share, each Series A-1 Preferred Stock exercises ten votes per share (for an aggregate of 31,375,000 votes based on 3,137,500 outstanding Series A-1 Preferred Stock) each Series B Preferred Stock exercises one hundred votes per share (for an aggregate of 4,000,000 votes based on 40,000 outstanding Series B Preferred Stock) on an “as converted basis” and each share of Series C Preferred Stock has 26.67 votes for an aggregate of 120,000,000 votes. The outstanding and vested shares of common stock and preferred stock, as of August 1, 2017 are entitled to an aggregate of 423,933,931 votes.

(3)	Mr. Boutte was issued stock options exercisable for 3,000,000 common shares, pursuant to the terms of an employment contract entered into on January 1, 2016, of which 1,000,000 are vested and 0 will vest in the next 60 days.
(4)	Includes 10,000,000 shares of common stock. Mr. Huemoeller was granted 10,000,000 shares of our restricted stock.
(5)	Includes 3,000,000 shares of common stock. Mr. Zotos was granted 3,000,000 shares of restricted stock, also includes 160,000 shares of common stock owned by the wife of Mr. Zotos.
(6)

Includes 64,302,467 shares of common stock, 3,137,500 Series A-1 Preferred Stock, convertible into 31,375,000 shares of our common stock; and 4,500,000 shares of Series C Preferred Stock, convertible into 120,000,000 shares of common stock. Ervington owns all of the outstanding shares of Series A-1 and Series C Preferred Stock. The 31,375,000 shares of Series A-1 Preferred Stock represent 100% of the outstanding shares of Series A-1 Preferred Stock. The 4,500,000 shares of Series C Preferred Stock represent 100% of the outstanding shares of Series C Preferred Stock. The common stock, Series A-1 and Series C preferred stock is beneficially owned by Norma Investments Limited., which in turn is wholly owned by Harmony Trust Settlement. The address of the beneficial owner is Eftapaton Court, 256 Makarios Avenue CY-3105 Limassol, Cyprus.

(7)	Includes 40,000 shares of our Series B Preferred Stock convertible into 4,000,000 shares of our common stock. The 40,000 shares of Series B Preferred Stock represents 100% of the outstanding shares of Series B Preferred Stock. The address of the beneficial owner is Charles Hoogland, 2440 S. Willemoore, Springfield, Illinois 62704.

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

The prior year comparative is a summary of the fees billed to the Company by its prior independent registered public accounting firm, Liggett & Webb, P.A. for professional services rendered for the fiscal year 2015:

Service	Fiscal 2016	Fiscal 2015
Audit Fees	$54,000	$34,500
Audit-related Fees	-	-
Tax Fees	4,000	4,000
All Other Fees	-	-
	$58,000	$38,500

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.	Description

1.1	Placement Agent Agreement dated April 15, 2014 with Paulson Investment Company, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

2.1	Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

2.2	Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation. (Incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

2.3	Exhibit and Plan of Reorganization dated June 14, 2010 between the Registrant, Designbyhumans.com (“DBH”) the DBH shareholders and DBH Acquisition Corporation (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010, File No. 000-53488).

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.3	By-Laws (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.4	Certificate of Designations Series B Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

3.5	Certificate of Designations Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

3.6	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

3.7	Certificate of Amendment to the Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017, File No. 000-53488).

4.1	2008 Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

4.2	Form of 3% Convertible Promissory Note (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

4.3	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (Incorporated herein by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

4.4	Form of Registration Rights Agreement between Propell (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2014 File No. 000-53488).

4.5	Form of Warrant (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

4.6	Form of Purchase Warrant to Paulson Investments, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2015, File No. 333-199292).

4.7	Investors Rights Agreement (Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

4.8	Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, File No. 000-53488).

4.9	Restricted Stock Grant (Incorporated herein by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, File No. 000-53488).

10.1	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (Incorporated herein by reference to Exhibit to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.2	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.3	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.4	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.5	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (Incorporated herein by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.6	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53488).

10.7	Employment Agreement between Propell and John Huemoeller II dated March 4, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2013, File No. 000- 53488).*

10.8	License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013, File No. 000-53488).

10.9	Consulting Agreement between the Company and John Zotos dated March 1, 2013 (Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013, File No. 000-53488).

10.10	Credit Agreement between Novas Energy (USA), Inc. dated April 23, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2013, File No. 000-53488).

10.11	Addendum to License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

10.12	Securities Purchase Agreement for purchase of $750,000 of Series B Stock dated March 28, 2014 (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

10.13	Form of Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

10.14	Amended and Restated Employment Agreement John Huemoeller dated December 5, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2015, File No. 000-53488).

10.15	Consulting Agreement with John Zotos (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2015, File No. 000-53488).

10.16	Series C Preferred Stock Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

10.17	Stockholders Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

10.18	Indemnification Agreement (Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

10.19	Amendment to the Series C Preferred Stock Purchase Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015, File Number 000-53488)

10.20	Operating Agreement of Novas Energy North America, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2015, File Number 000-53488)

10.21	Sublicense Agreement by and among Novas Energy USA, Inc., Novas Energy North America, LLC and Novas Energy Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2015, File Number 000-53488)

10.22	Allocation Side Agreement between Novas Energy USA, Inc. Technovita Technologies Corporation and Novas Energy North America, LLC dated November 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2015, File Number 000-53488)

10.23	Employment Agreement, dated January 1, 2016 by and between C. Brian Boutte and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2016, File Number 000-53488)*

10.24	Employment Agreement, dated March 1, 2016 by and between David S. Ramsey and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2016, File Number 000-53488)*

10.25	Amended Employment Agreement, effective as of December 31, 2016 by and between C. Brian Boutte and the Company (Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2017, File No. 000-53488)

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53488).

21	List of Subsidiaries of the Registrant(1)

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)*

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)*

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)*

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)*

99.1	Secondary Stock Purchase Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed herewith
*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

Item 16. 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PLEDGE PETROLEUM CORP.

(FORMERLY Propell Technologies Group, Inc.)

By:	/s/ Ivan Persiyanov
Ivan Persiyanov
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting
Officer)

Date: August 4, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 4, 2017	By:	/s/ John Zotos
John Zotos, Secretary and Director

Date: August 4, 2017	By:	/s/ John Huemoeller
John Huemoeller, Director

Date: August 4, 2017	By:	/s/ Ivan Persiyanov
Ivan Persiyanov, Director

