Form 10-Q
period 2017-03-31
PLEDGE PETROLEUM CORP
filed 2017-10-17
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 000-53488

PLEDGE PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

11811 North Freeway, 5th Floor,

Suite 513, Houston, TX 77060

(Address of principal executive offices) (Zip Code)

(832) 328- 0169

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-	☐		Accelerated filer	☐
accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant has 268,558,931 shares of common stock outstanding as of October 16, 2017.

Documents incorporated by reference: None

PLEDGE PETROLEUM CORP.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on August 7, 2017. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Pledge,” the “Company,” “we,” “us” and “our” refer to Pledge Petroleum Corp.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$8,915,637	$9,170,286
Prepaid expenses	49,595	25,940
Total Current Assets	8,965,232	9,196,226

Non-Current Assets
Plant and equipment, net	12,771	14,326
Deposits	6,968	6,968
Total Non-Current Assets	19,739	21,294
Total Assets	$8,984,971	$9,217,520

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$10,672	$31,027
Accrued expenses and other payables	14,653	34,467
Net liabilities of discontinued operations	1,025,716	1,025,716
Notes payable	3,000	3,000
Total Current Liabilities	1,054,041	1,094,210

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.001 par value; 5,000,000 shares designated, 3,137,500 shares issued and outstanding. (liquidation preference $251,000)	3,138	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000 )	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued and outstanding (liquidation preference $14,750,000)	4,500	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 shares issued and outstanding.	268,559	268,559
Additional paid-in-capital	26,377,580	26,359,514
Accumulated deficit	(18,722,887)	(18,512,441)
Total stockholder's equity - controlling interest	7,930,930	8,123,310
Non-controlling interest	-	-
Total Stockholders' Equity	7,930,930	8,123,310
Total Liabilities and Stockholders' Equity	$8,984,971	$9,217,520

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016

Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Profit	$-	$-

Sales and Marketing	1,497	5,268
Professional fees	67,381	92,548
Consulting fees	19,131	97,500
General and administrative	120,867	354,697
Depreciation, amortization and impairment charges	1,555	33,763
Total Expense	210,431	583,776
Loss from Operations	(210,431)	(583,776)

Other income	-	200,000
Finance costs	(15)	-
Loss before Provision for Income Taxes	(210,446)	(383,776)

Provision for Income Taxes	-	-

Net Loss from continuing operations	(210,446)	(383,776)

Loss for discontinued operations, net of tax	-	(663,873)
Net loss attributable to non-controlling interest of discontinued operation	-	249,339

Loss from discontinued operations, net of non-controlling interest	-	(414,534)

Net Los Attributable to Controlling Interest	(210,446)	(798,310)

Undeclared Series B and Series C Preferred stock dividends	(154,356)	(156,071)

Net loss available to common stock holders	$(364,802)	$(954,381)

Net Loss Per Share from continuing operations - Basic and Diluted	$-	$-
Net Loss Per Share from discontinued operations - Basic and Diluted	$-	$-
Net Loss Per Share - Basic and Diluted	$-	$-
Weighted Average Number of Shares Outstanding -
Basic and Diluted	268,558,931	268,558,931

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(210,446)	$(798,310)
Net loss from discontinued operations	-	$663,873
Less: loss attributable to non-controlling interest	-	(249,339)
Net loss from continuing operations	(210,446)	(383,776)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,555	16,914
Amortization expense	-	17,500
Equity based compensation charge	18,066	19,757
Gain on debt forgiven	-	(200,000)
Changes in Assets and Liabilities
Accounts receivable	-	20
Prepaid expenses and other current assets	(23,655)	(2,133)
Accounts payable	(20,355)	82,826
Accrued liabilities	(19,814)	(30,853)
Cash Used in Operating Activities - continuing operations	(254,649)	(479,745)
Cash used in operating activities - discontinued operations	-	(565,203)
	(254,649)	(1,044,948)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(141,306)
Investment in deposit	-	(6,968)
Cash used in investing activities - continuing operations	-	(148,274)
Cash used in investing activities - discontinued operations	-	(3,357)
	-	(151,631)

NET DECREASE IN CASH	(254,649)	(1,196,579)
CASH AT BEGINNING OF PERIOD	$9,170,286	$11,700,143
CASH AT END OF PERIOD	$8,915,637	$10,503,564

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2017 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2016.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

Pledge Petroleum Corp (formerly Propell Technologies Group, Inc.) – Parent Company

Novas Energy USA Inc. (wholly owned)

Novas Energy North America, LLC (60% owned) – Discontinued operation.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). This Update is being issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This Update also includes amendments to the Overview and Background Sections of the FASB Accounting Standards Codification. Under generally accepted accounting principles (GAAP), defined benefit pension cost and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to employees. Those components are aggregated for reporting in the financial statements. The amendments in this Update apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this Update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those 3 annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the effect ASU 2017-07 will have on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization of Purchased Callable Debt Securities. The amendments in this Update affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. We are currently evaluating the effect ASU 2017-08 will have on our consolidated financial statements.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Recent Accounting Pronouncements (continued)

In May 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-09, Compensation – Stock Compensation, an amendment to Topic 718. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. 2. An entity should account for the effects of a modification unless all the following are met:

1.	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The amendments in this Update are effective for all entities for annual periods beginning after December 15,2017. Early adoption is permitted and should be applied prospectively to an award modified on or after the adoption date. The amendments proposed in this ASU are not expected to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-10, service concession arrangements, an amendment to Topic 853. Topic 853 provides guidance for operating entities when they enter into a service concession arrangement with a public-sector grantor who both:

1.	Controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide them, and at what price

2.	Controls, through ownership, beneficial entitlement, or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement.

In a service concession arrangement within the scope of Topic 853, the operating entity should not account for the infrastructure as a lease or as property, plant, and equipment. An operating entity should refer to other Topics to account for various aspects of a service concession arrangement. For example, an operating entity should account for revenue relating to construction, upgrade, or operation services in accordance with Topic 605, Revenue Recognition, or Topic 606, Revenue from Contracts with Customers.

The amendments in this Update apply to the accounting by operating entities for service concession arrangements within the scope of Topic 853. These updates are effective when the Company adopts the updates to Topic 606. The amendments proposed in this ASU are not expected to have an impact on our consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

d)	Use of Estimates

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

e)	Contingencies

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

f)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2017 and December 31, 2016, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2017, the Company had cash balances of $8,915,637, which exceeded the federally insured limits by $8,641,145.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Related parties

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

h)	Reclassification

Certain reclassifications have been made to the prior year financial statement numbers to conform to the current presentation of the financial statements.

2	GOING CONCERN

The Company has cash balances of $8,915,637 as of March 31, 2017, which is sufficient to meet current expenses for at least the next twelve month period, however the Board of Directors are considering various options as to the future direction of the Company, including the possible sale of its technology and PPT assets. The Company formed a special committee to investigate a possible share buyback of the majority stockholder, Ervington Investments, and/or a possible sale of the assets of the Company.

Due to uncertainties surrounding the Company’s liabilities and whether it is able to realize the full value of its assets, the Company cannot make any assurances regarding the amount available for distribution to its stockholders.

The Company has made certain projections relating to the amount of cash it expects to have to distribute to its stockholders upon dissolution of the Company. These projections generally relate to the amount of liabilities which must be satisfied before the Company is dissolved, the amount its preferred stockholders is expected to receive for their equity interest. The above projections are subject to multiple variables, including the timing of a dissolution affecting the amount of dividends payable and the amount of liabilities owed at the time of dissolution. Based upon current estimates, if the Company were to dissolve this quarter, no assurance can be given that common stockholders or subordinate preferred stockholders will receive any such distribution.

3	DISCONTINUED OPERATIONS

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

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	DISCONTINUED OPERATIONS (continued)

The assets and liabilities of discontinued operations as of March 31, 2017 and December 31, 2016, respectively is as follows:

	March 31, 2017	December 31, 2016
Current assets
Cash	$19,480	$19,480
Accounts receivable, net	61,661	61,661
Prepaid expenses and other current assets	29,896	29,896
Total current assets	111,037	111,037
Non-current assets
Plant and equipment, net	6,480	6,480
Total assets	117,517	117,517

Current liabilities
Accounts payable	94,784	94,784
Related party payables	932,478	932,478
Accrued liabilities and other payables	115,971	115,971
Total liabilities	1,143,233	1,143,233
Discontinued operations	$1,025,716	$1,025,716

Loss from discontinued operations is as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Net revenue	$-	$82,237
Cost of goods sold	-	110,047
Gross loss	-	(27,810)

Sales and marketing expenses	-	631
Professional fees	-	15,126
Business development	-	145,319
Consulting fees	-	343,319
General and administrative expenses	-	131,352
Depreciation and amortization	-	326
Total expense	-	636,073

Loss from operations	-	(663,883)

Other income	-	10

Loss from discontinued operations	$-	$(663,873)

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2017	December 31, 2016

Prepaid insurance	$38,763	$22,607
Prepaid professional fees	10,833	3,333
	$49,596	$25,940

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	March 31, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Plasma pulse tool	945,423	(945,423)	-	-
Furniture and equipment	6,700	(1,452)	5,248	5,583
Field equipment	19,627	(19,578)	49	341
Computer equipment	11,130	(3,656)	7,474	8,402

	$982,880	(970,109)	$12,771	$14,326

Depreciation expense was $1,555 and $16,914 for the three months ended March 31, 2017 and 2016, respectively.

6	INTANGIBLES

Licenses

Novas licenses the “Plasma-Pulse Technology” (“the Technology”) from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended during March 2014.

On July 19, 2016, we received a notice from Licensor purporting to effectively terminate the License Agreement for non-payment of required royalties, asserting, among other things, that as of June 30, 2016, Novas owed Licensor a pro rata amount of $1,458,333 for the Licensed Plasma Pulse Technology for the United States and Mexico, of which $1,000,000 was alleged to be in arrears. Novas has recently been contacted by Licensor with a request for settlement discussions; however, there can be no assurance that such discussions will occur or what the outcome of any such discussions will be. The Company and Novas believe that there is no legal basis for Licensor to terminate the License Agreement and intend to vigorously defend against any attempt by Licensor to enforce a termination of the License Agreement. Further, we believe that Licensor has failed to materially perform its obligations under the License Agreement, and that such failures on Licensor’s part may impact what, if any, payments are due under the License Agreement by Novas to Licensor.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	INTANGIBLES (continued)

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

Intangibles consisted of the following:

	March 31, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

License agreements	$350,000	$(350,000)	$-	$-
Website development	8,000	(8,000)	-	-

	$358,000	$(358,000)	$-	$-

Amortization expense was $0 and $17,500 for the three months ended March 31, 2017 and 2016, respectively.

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016

Royalties payable	$14,653	$14,653
Severance accrual	-	19,814
	$14,653	$34,467

The severance accrual relates to accrued severance costs due to the COO, whose employment with the Company was terminated on December 15, 2016 as part of a cost reduction exercise.

8	STOCKHOLDERS’ EQUITY

a)	Preferred stock

i)	Series B Convertible Preferred Stock

The Company has undeclared dividends on the Series B Preferred stock amounting to $136,504 as of March 31, 2017. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the three months ended March 31, 2017 takes into account these undeclared dividends.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY (continued)

a)	Preferred stock (continued)

ii)	Series C Convertible Preferred Stock

The Company has undeclared dividends on the Series C Preferred stock amounting to $1,106,301 as of March 31, 2017. The computation of loss per common share for the three months ended March 31, 2017 takes into account these undeclared dividends.

b)	Stock Options

i)	Plan options

At March 31, 2017 and December 31, 2016 there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

No options were issued during the three months ended March 31, 2017 and the year ended December 31, 2016.

ii)	Non-Plan Stock Options

On January 1, 2016, the Company granted, to its then Chief Executive Officer, non- options for 3,000,000 shares of common stock (that are not covered by the Company’s Stock Option Plan), with an exercise price of $0.09 per share. These options vested as to 1,000,000 on January 1, 2017, the first anniversary of the grant date; 1,000,000 was due to vest on the second anniversary of the grant date and a further 1,000,000 was due to vest on the third anniversary of the grant date.

On March 31, 2017, the Chief Executive Officer, Mr. Brian Boutte tendered his resignation and the remaining unvested options for 2,000,000 shares of common stock were cancelled.

A summary of all of our option activity during the period January 1, 2016 to March 31, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	380,950	$0.08 to $13.50	$0.18
Granted	4,000,000	$0.08 to $0.09	0.09
Forfeited/cancelled	(1,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding December 31, 2016	3,380,950	$0.09 to $13.50	$0.18
Granted - non-plan options	-	-	-
Forfeited/cancelled	(2,000,000)	$0.09	0.09
Exercised	-	-	-
Outstanding March 31, 2017	1,380,950	$0.09 to $13.50	$0.31

Stock options outstanding as of March 31, 2017 and December 31, 2016 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY (continued)

b)	Stock Options (continued)

The options outstanding and exercisable at March 31, 2017 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$13.50	3,480	2.21		3,480
$12.50	2,000	3.53		2,000
$8.50	500	4.25		500
$5.00	14,800	4.54		14,800
$0.65	36,924	6.00		36,924
$0.63	38,096	1.25		38,096
$0.51	285,150	3.04		285,150
$0.09	1,000,000	3.76		1,000,000

	1,380,950	3.60	0.31	1,380,950	0.31

The Company has recorded an expense of $18,066 and $19,757 for the three months ended March 31, 2017 and 2016, respectively relating to options issued.

c)	Warrants

The warrants outstanding and exercisable at March 31, 2017 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.30	375,000	1.58		375,000
$0.25	1,751,667	2.24		1,751,667
$0.15	525,500	2.24		525,500
$0.25	1,508,333	2.35		1,508,333
$0.15	577,499	2.35		577,499
$0.25	968,166	2.35		968,166
$0.25	633,333	2.40		633,333

	6,339,498	2.27	0.24	6,339,498	0.24

The warrants outstanding have an intrinsic value of $0 and $0 as of March 31, 2017 and December 31, 2016, respectively.

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	OTHER INCOME

	Three months ended March 31, 2017	Three months ended March 31, 2016

License fee forgiven	$-	$200,000

Other income includes the forgiveness of the $200,000 license fee due to Novas BVI during the prior period.

10	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2017 and 2016, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Stock options	1,380,950	4,380,950
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	120,000,000	120,000,000
	163,095,448	166,095,448

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	RELATED PARTY TRANSACTIONS

On January 1, 2016, the “Company entered into a three-year Employment Agreement with C. Brian Boutte (the “Boutte Employment Agreement”) to serve as the Company’s Chief Executive Officer. Mr. Boutte was to also serve as the Company’s interim Chief Financial Officer. Under the Boutte Employment Agreement, for his service as the Chief Executive Officer of the Company, Mr. Boutte was to receive an annual base salary of $265,000, a sign on bonus of $60,000 and an annual performance bonus of up to 55% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by the Company’s Board of Directors and Mr. Boutte. In connection with the entry into the Boutte Employment Agreement, Mr. Boutte was granted an option award exercisable for 3,000,000 shares of the Company’s common stock, which will vest as to 1,000,000 shares on each of the one, two and three-year anniversary of the commencement of his employment with the Company. The Boutte Employment Agreement was amended on December 31, 2016 to provide for a term of six months ending June 30, 2017, a reduced annual base salary of $165,000 and a provision for immediate vesting of the options upon a Change of Control (as defined in the amendment). In the event that Mr. Boutte’s employment was terminated Without Cause (as defined in the Boutte Employment Agreement), by Mr. Boutte for Good Reason (as defined below), Disability (as defined in the Boutte Employment Agreement), upon his death or a change in control, Mr. Boutte would be entitled to receive a severance payment equal to $65,000. Upon a change in control, Mr. Boutte Mr. Boutte’s options would immediately vest. The Boutte Employment Agreement also included customary confidentiality obligations and inventions assignments by Mr. Boutte as well as a non- compete and non-solicitation provision. If his employment was terminated for Cause (as defined below) or by him Without Good Reason (as defined in the Boutte Employment Agreement), Mr. Boutte was entitled to receive his annual base salary through the date of termination and any bonus earned but unpaid. For purpose of the Boutte Employment Agreement, “Good Reason” is defined as (i) any material and substantial breach of the Boutte Employment Agreement by the Company; (ii) a Change in Control (as defined in the Boutte Employment Agreement) occurs and Mr. Boutte’s employment is terminated; (iii) a reduction in Mr. Boutte’s Annual Base Salary as in effect at the time in question, or any other failure by the Company to comply with the compensation terms of the Boutte Employment Agreement; or (iv) the Boutte Employment Agreement is not assumed by a successor to the Company. For purposes of the Boutte Employment Agreement, “Cause” is defined as (i) acts of embezzlement or misappropriation of funds or fraud; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft; (iii) a material violation by Mr. Boutte of any provision of the Boutte Employment Agreement, including willful failure to perform assigned tasks, willful and unauthorized disclosure of Company material confidential information; (iv) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Mr. Boutte’s duties and that performance of his duties is affected; (v) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vi) willful failure to perform his assigned tasks, where such failure is attributable to the fault of Mr. Boutte, gross insubordination or dereliction of fiduciary obligations which, to the extent it is curable by Mr. Boutte, is not cured by Mr. Boutte within thirty (30) days of receiving written notice of such violation by the Company.

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

PLEDGE PETROLEUM CORP.

(formerly Propell Technologies Group, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	COMMITMENTS AND CONTINGENCIES (continued)

The Company entered into lease agreement for approximately 3,733 square feet of office and warehouse space in Houston, the term of the lease was for 39 months commencing on March 1, 2016 and terminating on May 31, 2019. The lease provided for the first month to be rent free, the fourteenth month to be rent free and the twenty-seventh month to be rent free. Monthly rentals, including estimated operating costs, for the first 12 months, excluding the free rental month amounted to approximately $3,410 per month, escalating at a rate of 1.7% per annum, after excluding the free rental months. This lease agreement was amended and the lease terminated with effect from May 31, 2017 with a final payment of $2,000 and the forfeiture of the security deposit of $6,968.

The Company entered into an Office Service Agreement on May 16, 2017 whereby it has the license to use an office in a business center, together with all telecommunication services and access to conference rooms, kitchens and all utilities, the agreement is for a period of six months commencing on June 1, 2017 and terminating on November 30, 2017. The Company pays a monthly amount of $530 in terms of the Office Service Agreement.

In terms of the license agreement commitments disclosed in note 6 above, the minimum commitments due under the amended license agreement entered into on January 30, 2013, for the next five years, are summarized as follows:

Amount

2017	$500,000
2018	500,000
2019	500,000
2020	500,000
2021	500,000
Total	$2,500,000

13	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto presented herein and our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on August 8, 2017. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of many factors including those discussed herein below, under Part II, Item 1A, “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the past year, our management, at the direction of the Board of Directors, has evaluated, considered, and brought forward various opportunities to acquire producing oil fields; however, to date, an oil field meeting the criteria acceptable to the Board of Directors (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the PPT) has not been found.   At this point, the Board is reevaluating its business plan and strategy and has reduced operating expenses, including staffing, in order to preserve capital, while the Board evaluates its options including the possible sale of our technology and PPT assets. A special committee of the Board of Directors has been formed to review and evaluate a potential sale of the Company’s assets and the potential purchase of the Company’s securities held by Ervington Investments.

We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $18,722,887 through March 31, 2017 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of March 31, 2017 and 2016, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended March 31, 2017 and March 31, 2016

Net revenues

Net revenues were $0 for the three months ended March 31, 2017 and 2016. All of the Company’s operations were directed through its 60% held joint venture, Novas Energy North America, LLC. (“NENA”). Effective November 1, 2016 we discontinued our NENA joint venture and disclosed the NENA operation as a discontinued operation.

Cost of goods sold

Cost of goods sold was $0 for the three months ended March 31, 2017 and 2016 due to the discontinuance of the NENA joint venture discussed above.

Gross profit

Gross profit was $0 for the three months ended March 31, 2017 and 2016 due to the discontinuance of the NENA joint venture discussed above.

Total expenses

Total expenses were $210,431 and $583,776 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $373,345 or 64.0%. Total expenses consisted primarily of the following:

•	Professional fees were $67,381 and $92,548 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $25,167 or 27.2%. The decrease is primarily due to; (i) a reduction in accounting and audit fees of $18,250 due to the timing of the 2016 audit which was delayed during the current period; and (ii) a reduction in SEC related printing costs of $6,120 due to the delay in filing the 2016 10-K.

•	Consulting fees were $19,131 and $97,500 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $78,369 or 80.4%. The decrease is primarily due to a decrease in merger and acquisition related consulting expenses of $62,600; and ii) a decrease in finance management consulting expenses of $15,000 due to lower activity during the current period.

•	General and administrative expenses were $120,867 and $354,697 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $233,830 or 65.9%. The decrease primarily consists of the following; (i) a reduction in payroll expenses of $106,862 due to the rationalization of staff during the December 2016 quarter; ii) a reduction in investor relations expenditure of $60,852 due to a rationalization exercise undertaken by the board of directors; iii) a reduction in rental expense of $10,882 due to relocation to cheaper premises during the second quarter of 2016; and iv) a reduction in travel expenses of $12,049 as operations were curtailed and rationalized under the direction of the Board.

•	Depreciation, and amortization and impairment charges was $1,555 and $33,763 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $32,208 or 95.4%. The plasma pulse tool asset and the intangible license fees were impaired during the fourth quarter of 2016 due to the uncertainty facing the business, the remaining assets consist of minor office related items.

Other income

Other income was $0 and $200,000 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $200,000 or 100.0%, due to the forgiveness of the once off license fee for the Mexican market of $200,000in the prior period, which was due in June 2015.

Net loss from continuing operations

We incurred a net loss from continuing operations of $210,446 and $383,776, for the three months ended March 31, 2017 and 2016, respectively, a decrease of $173,330 or 45.2%, which consists primarily of the reduction in total expenses of $373,345, offset by the forgiveness of the license fee income in the prior period as discussed above.

Loss from discontinued operations, net of tax

We incurred a loss from discontinued operations of $0 and $663,873 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $663,873 or 100.0%, due to the termination of the joint venture agreement in November 2016 as it was unable to meet its operating milestones.

Net loss attributable to non-controlling interest of discontinued operations

The net loss attributable to non-controlling interest of discontinued operations in the prior period of $249,339 is due to the losses in the Joint Venture being shared as to 40% by the non-controlling party until the full value of their investment of $600,000 was depleted.

Net loss attributable to controlling interest

The loss attributable to controlling interest of $210,446 and $798,310 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $587,864 or 73.6%. The decreased loss is primarily due to the reduction in total expenses and the losses incurred by the joint venture in the prior period offset by the forgiveness of the license fees due in the prior period.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $154,356 and $156,071 has been disclosed for the three months ended March 31, 2017 and 2016. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $364,802 and $954,381 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $589,579 or 61.8% which consists of the various items discussed above.

Liquidity and Capital Resources.

Although we have cash balances of $8,915,637 as of March 31, 2017, we have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities. We have recently suspended our operations and reduced our operating expenses as the Board of Directors are considering various options as to the future direction of the Company, including a possible dissolution. Should the Board of Directors decide to dissolve our company, due to uncertainties surrounding our liabilities and whether we are able to realize the full value of our assets, we cannot make any assurances regarding the amount available for distribution to our shareholders. We have made certain projections relating to the amount of cash we expect to have to distribute to our shareholders upon dissolution. These projections generally relate to the amount of liabilities which must be satisfied before our company is dissolved, the amount we expect preferred stockholders to receive for their equity interest. Each of the above projections is subject to multiple variables, including the timing of a dissolution affecting the amount of dividends payable and the amount of liabilities owed at the time of dissolution. Based upon current estimates, if we were to dissolve this quarter, no assurance can be given that common shareholders or subordinate preferred shareholders will receive any such distribution.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have incurred an accumulated deficit of $18,722,887 through March 31, 2017 and incurred negative cash flow from continuing operations of $210,446 for the three months ended March 31, 2017.

Our primary commitments include the minimum commitments under the license agreements. Based upon our current plans, we believe that our cash will be sufficient to enable us to meet our anticipated operating needs for at least the next twelve months, subject to any business strategy decisions taken by the Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2017 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Part1, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on August 7, 2017. Except as disclosed below, there have been no material changes to the risk factors in our Annual Report on Form 10-K filed with the SEC on August 7, 2017.

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the three months ended March 31, 2017 we have no revenues and for the year ended December 31, 2016 and 2015, we had net revenues of $0 and $91,000 from our plasma pulse oil recovery business. For the three months ended March 31, 2017 and the year ended December 31, 2016 we have sustained a net loss of $210,446 and $4,118,967, respectively. To date, we have not acquired any oil wells, we have not generated significant revenue from the Licensed Plasma Pulse Technology and we have generated insufficient revenue from our operations in Mexico. Our ability to become profitable depends on our ability to find acquisition candidates or assets that generate revenue, to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our recent changes in business strategy.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have incurred recurring operating losses and had a net loss for the three months ended March 31, 2017 and the year ended December 31, 2016. We have also suspended our business operations. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements for the three months ended March 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended March 31, 2017

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

DATE: October 17, 2017	PLEDGE PETROLEUM CORP. (Registrant)

By:	/s/Ivan Persiyanov
Ivan Persiyanov, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

