Form 10-Q
period 2017-06-30
PLEDGE PETROLEUM CORP
filed 2017-12-18
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant has 268,558,931 shares of common stock outstanding as of December 15, 2017.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Pledge,” the “Company,” “we,” “us” and “our” refer to Pledge Petroleum Corp.

PLEDGE PETROLEUM CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLEDGE PETROLEUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$8,891,239	$9,170,286
Prepaid expenses	34,066	25,940
Total Current Assets	8,925,305	9,196,226

Non-Current Assets
Plant and equipment, net	11,460	14,326
Deposits	530	6,968
Total Non-Current Assets	11,990	21,294
Total Assets	$8,937,295	$9,217,520

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$79,438	$31,027
Accrued expenses and other payables	14,860	34,467
Net liabilities of discontinued operations	1,025,716	1,025,716
Notes payable	3,000	3,000
Total Current Liabilities	1,123,014	1,094,210

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued and outstanding. (liquidation preference $251,000)	3,138	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000 )	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued and outstanding (liquidation preference $14,750,000)	4,500	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 shares issued and outstanding.	268,559	268,559
Additional paid-in-capital	26,377,580	26,359,514
Accumulated deficit	(18,839,536)	(18,512,441)
Total Stockholders' Equity	7,814,281	8,123,310
Total Liabilities and Stockholders' Equity	$8,937,295	$9,217,520

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30	June 30	June 30	June 30
	2017	2016	2017	2016

Net Revenue	$25,000	$-	$25,000	$-

Cost of Goods Sold	-	-	-	-

Gross Profit	$25,000	$-	$25,000	$-

Sales and Marketing	1,497	1,497	2,994	6,765
Professional fees	83,606	77,009	148,361	169,557
Consulting fees	8,305	145,600	27,436	243,100
General and administrative	46,991	300,260	170,482	654,956
Depreciation, amortization and impairment charges	1,311	34,519	2,866	68,281
Total Expense	141,710	558,885	352,139	1,142,659
Loss from Operations	(116,710)	(558,885)	(327,139)	(1,142,659)

Other income (expense)	-	(763)	-	199,237
Finance costs	59	-	44	-
Loss before Provision for Income Taxes	(116,651)	(559,648)	(327,095)	(943,422)

Provision for Income Taxes	-	-	-	-

Net Loss from continuing operations	(116,651)	(559,648)	(327,095)	(943,422)

Loss for discontinued operations, net of tax	-	(400,863)	-	(1,064,736)
Net loss attributable to non-controlling interest of discontinued operation	-	-	-	249,339

Loss from discontinued operations, net of non-controlling interest	-	(400,863)	-	(815,397)

Net Loss Attributable to Controlling Interest	(116,651)	(960,511)	(327,095)	(1,758,819)

Undeclared Series B and Series C Preferred stock dividends	(156,071)	(156,071)	(310,427)	(312,142)

Net loss available to common stock holders	$(272,722)	$(1,116,582)	$(637,522)	$(2,070,961)

Net Loss Per Share from continuing operations - Basic and Diluted	$-	$-	$-	$(0.01)
Net Loss Per Share from discontinued operations - Basic and Diluted	$-	$-	$-	$-
Net Loss Per Share - Basic and Diluted	$-	$-	$-	$(0.01)
Weighted Average Number of Shares Outstanding - Basic and Diluted	268,558,931	268,558,931	268,558,931	268,558,931

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30	June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(327,095)	$(1,758,819)
Net loss from discontinued operations	-	1,064,736
Less: loss attributable to non-controlling interest	-	(249,339)
Net loss from continuing operations	(327,095)	(943,422)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,866	33,281
Deposit forfeited	6,968	-
Amortization expense	-	35,000
Loss on theft of fixed assets	-	1,248
Equity based compensation charge	18,066	42,895
Gain on debt forgiven	-	(200,000)
Changes in Assets and Liabilities
Accounts receivable	-	(21,787)
Prepaid expenses and other current assets	(8,125)	16,087
Accounts payable	48,618	(88,850)
Accrued liabilities	(19,815)	(31,109)
Cash Used in Operating Activities - continuing operations	(278,517)	(1,156,657)
Cash used in operating activities - discontinued operations	-	(441,543)
	(278,517)	(1,598,200)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(168,144)
Investment in deposit	(530)	(6,968)
Cash used in investing activities - continuing operations	(530)	(175,112)
Cash used in investing activities - discontinued operations	-	(3,358)
	(530)	(178,470)

NET DECREASE IN CASH	(279,047)	(1,776,670)
CASH AT BEGINNING OF PERIOD	$9,170,286	$11,700,143
CASH AT END OF PERIOD	$8,891,239	$9,923,473

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and six months ended June 30, 2017 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”).

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

In May 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-09, Compensation – Stock Compensation, an amendment to Topic 718. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.2. An entity should account for the effects of a modification unless all the following are met:

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

The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The amendments in this Update are effective for all entities for annual periods beginning after December 15, 2017. Early adoption is permitted and should be applied prospectively to an award modified on or after the adoption date. The amendments proposed in this ASU are not expected to have a material impact on our consolidated financial statements.

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

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2017 and December 31, 2016, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2017, the Company had cash balances of $8,891,239, which exceeded the federally insured limits by $8,605,958.

PLEDGE PETROLEUM CORP.

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

The Company has cash balances of $8,891,239 as of June 30, 2017, which is sufficient to meet current expenses for at least the next twelve month period, however the Board of Directors are considering various options as to the future direction of the Company, including the possible sale of its technology and PPT assets. The Company formed a special committee to investigate a possible share buyback of the majority stockholder, Ervington Investments Limited, and/or a possible dissolution of the Company.

Due to uncertainties surrounding the Company’s ability to realize the full value of its assets, the Company cannot make any assurances regarding the amount available for distribution to its stockholders.

The Company has made certain projections relating to the amount of cash it expects to have to distribute to its stockholders upon dissolution of the Company. These projections generally relate to the amount of liabilities which must be satisfied before the Company is dissolved and the amount its preferred stockholders is expected to receive for their equity interest. The above projections are subject to multiple variables, including the timing of a dissolution affecting the amount of dividends payable and the amount of liabilities owed at the time of dissolution. Based upon current estimates, if the Company were to dissolve this quarter, no assurance can be given that common stockholders or subordinate preferred stockholders will receive any such distribution.

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

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	DISCONTINUED OPERATIONS (continued)

The assets and liabilities of discontinued operations as of June 30, 2017 and December 31, 2016, respectively is as follows:

	June 30, 2017	December 31, 2016
Current assets
Cash	$19,480	$19,480
Accounts receivable, net	61,661	61,661
Prepaid expenses and other current assets	29,896	29,896
Total current assets	111,037	111,037
Non-current assets
Plant and equipment, net	6,480	6,480
Total assets	117,517	117,517

Current liabilities
Accounts payable	94,784	94,784
Related party payables	932,478	932,478
Accrued liabilities and other payables	115,971	115,971
Total liabilities	1,143,233	1,143,233
Discontinued operations	$1,025,716	$1,025,716

Loss from discontinued operations is as follows:

	Three months ended June 30 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

Net revenue	$-	$65,531	$-	$147,768
Cost of goods sold	-	16,888	-	126,935
Gross profit	-	48,643	-	20,833

Sales and marketing expenses	-	10,250	-	10,881
Professional fees	-	21,797	-	36,923
Business development	-	-	-	145,319
Consulting fees	-	228,872	-	572,191
General and administrative expenses	-	189,183	-	320,535
Depreciation and amortization	-	477	-	803
Total expense	-	450,579	-	1,086,652

Loss from operations	-	(401,936)	-	(1,065,819)

Other income	-	1,073	-	1,083

Loss from discontinued operations	$-	$(400,863)	$-	$(1,064,736)

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2017	December 31, 2016

Prepaid insurance	$25,733	$22,607
Prepaid professional fees	8,333	3,333
	$34,066	$25,940

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	June 30, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Plasma pulse tool	$945,423	$(945,423)	$-	$-
Furniture and equipment	6,700	(1,787)	4,913	5,583
Field equipment	19,627	(19,627)	-	341
Computer equipment	11,130	(4,583)	6,547	8,402

	$982,880	$(971,420)	$11,460	$14,326

Depreciation expense was $2,866 and $33,281 for the six months ended June 30, 2017 and 2016, respectively.

6	INTANGIBLES

Licenses

Novas licenses the “Plasma-Pulse Technology” (“the Technology”) from Novas Energy Group Limited, the Licensor, pursuant to the terms of an exclusive perpetual royalty bearing license it entered into in January 2013, which was amended during March 2014.

On July 19, 2016, the Company received a notice from Licensor purporting to effectively terminate the License Agreement for non-payment of required royalties, asserting, among other things, that as of June 30, 2016, Novas owed Licensor a pro rata amount of $1,458,333 for the Licensed Plasma Pulse Technology for the United States and Mexico, of which $1,000,000 was alleged to be in arrears. Novas has recently been contacted by Licensor with a request for settlement discussions; however, there can be no assurance that such discussions will occur or what the outcome of any such discussions will be. The Company and Novas believe that there is no legal basis for Licensor to terminate the License Agreement and intend to vigorously defend against any attempt by Licensor to enforce a termination of the License Agreement. Further, we believe that Licensor has failed to materially perform its obligations under the License Agreement, and that such failures on Licensor’s part may impact what, if any, payments are due under the License Agreement by Novas to Licensor.

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

Intangibles consisted of the following:

	June 30, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

License agreements	$350,000	$(350,000)	$-	$-
Website development	8,000	(8,000)	-	-

	$358,000	$(358,000)	$-	$-

Amortization expense was $0 and $35,000 for the six months ended June 30, 2017 and 2016, respectively.

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016

Royalties payable	$14,653	$14,653
Other	207	-
Severance accrual	-	19,814
	$14,860	$34,467

The severance accrual relates to accrued severance costs due to the COO, whose employment with the Company was terminated on December 15, 2016 as part of a cost reduction exercise.

8	STOCKHOLDERS’ EQUITY

a)	Preferred stock

i)	Series B Convertible Preferred Stock

The Company has undeclared dividends on the Series B Preferred stock amounting to $145,479 as of June 30, 2017. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the six months ended June 30, 2017 takes into account these undeclared dividends.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY (continued)

a)	Preferred stock (continued)

ii)	Series C Convertible Preferred Stock

The Company has undeclared dividends on the Series C Preferred stock amounting to $1,253,397 as of June 30, 2017. The computation of loss per common share for the six months ended June 30, 2017 takes into account these undeclared dividends.

b)	Stock Options

i)	Plan options

At June 30, 2017 and December 31, 2016 there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

No options were issued during the six months ended June 30, 2017 and the year ended December 31, 2016.

ii)	Non-Plan Stock Options

On January 1, 2016, the Company granted, to its then Chief Executive Officer, non - plan options for 3,000,000 shares of common stock (that are not covered by the Company’s Stock Option Plan), with an exercise price of $0.08 per share and which options will expire thirty days after resignation. These options vested as to 1,000,000 on January 1, 2017, the first anniversary of the grant date; 1,000,000 was due to vest on the second anniversary of the grant date and a further 1,000,000 was due to vest on the third anniversary of the grant date. The 1,000,000 options which vested on January 1, 2017, were not exercised within 30 days of resignation by Mr. Boutte and have been forfeited.

On March 31, 2017, the Chief Executive Officer, Mr. Brian Boutte tendered his resignation and the remaining unvested options for 2,000,000 shares of common stock were cancelled.

A summary of all of our option activity during the period January 1, 2016 to June 30, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	380,950	$0.08 to $13.50	$0.18
Granted	4,000,000	$0.08 to $0.09	0.09
Forfeited/cancelled	(1,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding December 31, 2016	3,380,950	$0.09 to $13.50	$0.18
Granted - non-plan options	-	-	-
Forfeited/cancelled	(3,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding June 30, 2017	380,950	$0.051 to $13.50	$0.90

Stock options outstanding as of June 30, 2017 and December 31, 2016 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY (continued)

b)	Stock Options (continued)

The options outstanding and exercisable at June 30, 2017 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$13.50	3,480	1.96		3,480
$12.50	2,000	3.28		2,000
$8.50	500	4.00		500
$5.00	14,800	4.29		14,800
$0.65	36,924	5.75		36,924
$0.63	38,096	1.00		38,096
$0.51	285,150	2.79		285,150

	380,950	2.95	0.90	380,950	0.90

The Company has recorded an expense of $18,066 and $42,895 for the six months ended June 30, 2017 and 2016, respectively relating to options issued.

c)	Warrants

The warrants outstanding and exercisable at June 30, 2017 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.30	375,000	1.33		375,000
$0.25	1,751,667	1.99		1,751,667
$0.15	525,500	1.99		525,500
$0.25	1,508,333	2.09		1,508,333
$0.15	577,499	2.10		577,499
$0.25	968,166	2.10		968,166
$0.25	633,333	2.15		633,333

	6,339,498	2.02	0.24	6,339,498	0.24

The warrants outstanding have an intrinsic value of $0 and $0 as of June 30, 2017 and December 31, 2016, respectively.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	OTHER INCOME

	Three months ended 30 June 2017	Three months ended 30 June 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

License fee forgiven	$-	$-	$-	$200,000

Other income includes the forgiveness of the $200,000 license fee due to Novas BVI during the prior period.

10	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the six months ended June 30, 2017 and 2016, all stock options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three and Six months ended June 30, 2017	Three and Six months ended June 30, 2016

Stock options	380,950	4,380,950
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	120,000,000	120,000,000
	162,095,448	166,095,448

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	RELATED PARTY TRANSACTIONS

On January 1, 2016, the “Company entered into a three-year Employment Agreement with C. Brian Boutte (the “Boutte Employment Agreement”) to serve as the Company’s Chief Executive Officer. Mr. Boutte was to also serve as the Company’s interim Chief Financial Officer. Under the Boutte Employment Agreement, for his service as the Chief Executive Officer of the Company, Mr. Boutte was to receive an annual base salary of $265,000, a sign on bonus of $60,000 and an annual performance bonus of up to 55% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by the Company’s Board of Directors and Mr. Boutte. In connection with the entry into the Boutte Employment Agreement, Mr. Boutte was granted an option award exercisable for 3,000,000 shares of the Company’s common stock, which will vest as to 1,000,000 shares on each of the one, two and three-year anniversary of the commencement of his employment with the Company. The Boutte Employment Agreement was amended on December 31, 2016 to provide for a term of six months ending June 30, 2017, a reduced annual base salary of $165,000 and a provision for immediate vesting of the options upon a Change of Control (as defined in the amendment). In the event that Mr. Boutte’s employment was terminated Without Cause (as defined in the Boutte Employment Agreement), by Mr. Boutte for Good Reason (as defined below), Disability (as defined in the Boutte Employment Agreement), upon his death or a change in control, Mr. Boutte would be entitled to receive a severance payment equal to $65,000. Upon a change in control, Mr. Boutte’s options would immediately vest. The Boutte Employment Agreement also included customary confidentiality obligations and inventions assignments by Mr. Boutte as well as a non- compete and non-solicitation provision. If his employment was terminated for Cause (as defined below) or by him Without Good Reason (as defined in the Boutte Employment Agreement), Mr. Boutte was entitled to receive his annual base salary through the date of termination and any bonus earned but unpaid. For purposes of the Boutte Employment Agreement, “Good Reason” is defined as (i) any material and substantial breach of the Boutte Employment Agreement by the Company; (ii) a Change in Control (as defined in the Boutte Employment Agreement) occurs and Mr. Boutte’s employment is terminated; (iii) a reduction in Mr. Boutte’s Annual Base Salary as in effect at the time in question, or any other failure by the Company to comply with the compensation terms of the Boutte Employment Agreement; or (iv) the Boutte Employment Agreement is not assumed by a successor to the Company. For purpose of the Boutte Employment Agreement, “Cause” is defined as (i) acts of embezzlement or misappropriation of funds or fraud; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft; (iii) a material violation by Mr. Boutte of any provision of the Boutte Employment Agreement, including willful failure to perform assigned tasks, willful and unauthorized disclosure of Company material confidential information; (iv) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Mr. Boutte’s duties and that performance of his duties is affected; (v) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vi) willful failure to perform his assigned tasks, where such failure is attributable to the fault of Mr. Boutte, gross insubordination or dereliction of fiduciary obligations which, to the extent it is curable by Mr. Boutte, is not cured by Mr. Boutte within thirty (30) days of receiving written notice of such violation by the Company.

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

The Company entered into a lease agreement for approximately 3,733 square feet of office and warehouse space in Houston, the term of the lease was for 39 months commencing on March 1, 2016 and terminating on May 31, 2019. The lease provided for the first month to be rent free, the fourteenth month to be rent free and the twenty-seventh month to be rent free. Monthly rentals, including estimated operating costs, for the first 12 months, excluding the free rental month amounted to approximately $3,410 per month, escalating at a rate of 1.7% per annum, after excluding the free rental months. This lease agreement was amended, and the lease terminated with effect from May 31, 2017 with a final payment of $2,000 and the forfeiture of the security deposit of $6,968.

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

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

During the past year, our management, at the direction of the Board of Directors, has evaluated, considered, and brought forward various opportunities to acquire producing oil fields; however, to date, an oil field meeting the criteria acceptable to the Board of Directors (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the PPT) has not been found.   At this point, the Board is reevaluating its business plan and strategy and has reduced operating expenses, including staffing, in order to preserve capital, while the Board evaluates its options including the possible sale of our technology and PPT assets. A special committee of the Board of Directors has been formed to review and evaluate a potential sale of the Company’s assets and the potential purchase of the Company’s securities held by Ervington Investments Limited, and/or a possible dissolution of the Company.

We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $18,839,536 through June 30, 2017 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of June 30, 2017 and 2016, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended June 30, 2017 and June 30, 2016

Net revenues

Net revenues were $25,000 and $0 for the three months ended June 30, 2017 and 2016, respectively. The revenue during the current period is derived from one well treatment in Mexico. Other than the treatment of one well in Mexico, all of our operations were directed through our 60% held joint venture, Novas Energy North America, LLC. (“NENA”). Effective November 1, 2016 we discontinued our NENA joint venture and the NENA operations are reflected in loss from discontinued operations, net of non-controlling interest.

Cost of goods sold

Cost of goods sold was $0 for the three months ended June 30, 2017 and 2016. All cost of goods sold related to our operations are reflected in loss from discontinued operations, net of non-controlling interest.

Gross profit

Gross profit was $25,000 and $0 for the three months ended June 30, 2017 and 2016, respectively, due to the revenue earned on the Mexican well treatments.

Total expenses

Total expenses were $141,710 and $558,885 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $417,175 or 74.6%. Total expenses consisted primarily of the following:

•	Professional fees were $83,606 and $77,009 for the three months ended June 30, 2017 and 2016, respectively, an increase of $6,597 or 8.6%. The increase is primarily due to; (i) an increase in accounting and audit related fees of $42,305 due to the accrual of the 2016 annual audit fee and additional expenses during the current period and the reallocation of management consulting expenses of $15,000 to professional fees; ii) a reduction in legal fees of $19,682 due to a decrease in business activity; and (iii) a reduction in secretarial fees of $11,250 due to management’s efforts to reduce operating expenses.

•	Consulting fees were $8,305 and $145,600 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $137,295 or 94.3%. The decrease is primarily due to a decrease in merger and acquisition related consulting expenses of $114,100; and ii) a decrease in finance management consulting expenses of $21,695 due to lower activity during the current period.

•	General and administrative expenses were $46,991 and $300,260 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $253,269 or 84.3%. The decrease primarily consists of the following; (i) a reduction in payroll expenses of $153,045 due to the rationalization of staff during the December 2016 quarter; ii) a reduction in investor relations expenditure of $46,532 due to a rationalization exercise undertaken by the board of directors; and iii) a reduction in stock based compensation of $23,138 as all options are either vested or forfeited.

•	Depreciation, and amortization and impairment charges was $1,311 and $34,519 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $33,208 or 96.2%. The plasma pulse tool asset and the intangible license fees were impaired during the fourth quarter of 2016 due to the uncertainty facing the business, the remaining assets consist of minor office related items.

Other expense

Other expense was $0 and $(763) for the three months ended June 30, 2017 and 2016, respectively, a decrease of $763 or 100.0%. The amount is immaterial.

Net loss from continuing operations

We incurred a net loss from continuing operations of $116,651 and $559,648, for the three months ended June 30, 2017 and 2016, respectively, a decrease of $442,997 or 79.2%, which consists primarily of the reduction in total expenses of $417,175 and the revenue of $25,000 generated during the current period.

Loss from discontinued operations, net of tax

We incurred a loss from discontinued operations of $0 and $400,863 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $400,863 or 100.0%, due to the termination of the joint venture agreement in November 2016 as it was unable to meet its operating milestones.

Net loss attributable to controlling interest

The loss attributable to controlling interest was $116,651 and $960,511 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $843,860 or 87.9%. The decreased loss is primarily due to the reduction in total expenses and the losses incurred by the joint venture in the prior period.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $156,071 and $156,071 has been disclosed for the three months ended June 30, 2017 and 2016. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $272,722 and $1,116,582 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $843,860 or 75.6% which consists of the various items discussed above.

Results of Operations for the six months ended June 30, 2017 and June 30, 2016

Net revenues

Net revenues were $25,000 and $0 for the six months ended June 30, 2017 and 2016, respectively. The revenue during the current period represents revenue from one well treatment in Mexico. Other than the treatment of one well in Mexico, all of our operations were directed through our 60% held joint venture, Novas Energy North America, LLC. (“NENA”). Effective November 1, 2016 we discontinued our NENA joint venture and the NENA operations are reflected in loss from discontinued operations, net of non-controlling interest.

Cost of goods sold

Cost of goods sold was $0 for the six months ended June 30, 2017 and 2016. All cost of goods sold related to our operations are reflected in loss from discontinued operations, net of non-controlling interest.

Gross profit

Gross profit was $25,000 for the six months ended June 30, 2017 and $0 for the six months ended June 30, 2016 due to the revenue earned on the Mexican well treatments.

Total expenses

Total expenses were $352,139 and $1,142,659 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $790,520 or 69.2%. Total expenses consisted primarily of the following:

•	Professional fees were $148,361 and $169,557 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $21,196 or 12.5%. The decrease is primarily due to; i) a reduction in SEC related printing costs of $9,219 due to the delay in filing the 2016 10-K; ii) a reduction in legal fees of $23,504 due to lower corporate activity; and iii) a reduction in corporate secretarial fees of $11,875 due to management's efforts to reduce operating expenses, offset by iv) an increase in accounting and audit fees of $24,055 due to the timing of the 2016 audit which was delayed during the current period and additional fees incurred on completing that audit; and v) the allocation of $15,000 of professional fees to this expense category which was previously included under management consulting expenses.

•	Consulting fees were $27,436 and $243,100 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $215,664 or 88.7%. The decrease is primarily due to a decrease in merger and acquisition related consulting expenses of $143,699; and ii) a decrease in finance management consulting expenses of $78,000 due to lower activity during the current period.

•	General and administrative expenses were $170,482 and $654,956 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $484,474 or 74.0%. The decrease primarily consists of the following; (i) a reduction in payroll expenses of $259,908 due to the rationalization of staff during the December 2016 quarter; ii) a reduction in investor relations expenditure of $107,383 due to a rationalization exercise undertaken by the board of directors; iii) a reduction in stock based compensation expense of $24,829 due to options forfeited or fully vested during the current period; and iv) a reduction in travel expenses of $21,474 as operations were curtailed and rationalized under the direction of the Board.

•	Depreciation, and amortization and impairment charges was $2,866 and $68,281 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $65,415 or 95.8%. The plasma pulse tool asset and the intangible license fees were impaired during the fourth quarter of 2016 due to the uncertainty facing the business, the remaining assets consist of minor office related items.

Other income

Other income was $0 and $199,237 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $199,237 or 100.0%, due to the forgiveness of the once off license fee for the Mexican market of $200,000 in the prior period, which was due in June 2015.

Net loss from continuing operations

We incurred a net loss from continuing operations of $327,095 and $943,422, for the six months ended June 30, 2017 and 2016, respectively, a decrease of $616,327 or 65.3%, which consists primarily of the reduction in total expenses of $790,520, offset by the forgiveness of the license fee income in the prior period as discussed above.

Loss from discontinued operations, net of tax

We incurred a loss from discontinued operations of $0 and $1,064,736 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $1,064,736 or 100.0%, due to the termination of the joint venture agreement in November 2016 as it was unable to meet its operating milestones.

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

Net loss attributable to controlling interest

The loss attributable to controlling interest was $327,095 and $1,758,819 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $1,431,724 or 81.4%. The decreased loss is primarily due to the reduction in total expenses and the losses incurred by the joint venture in the prior period offset by the forgiveness of the license fees due in the prior period.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $310,427 and $312,142 has been disclosed for the six months ended June 30, 2017 and 2016. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $637,522 and $2,070,961 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $1,433,439 or 69.2% which consists of the various items discussed above.

Liquidity and Capital Resources.

Although we have cash balances of $8,891,239 as of June 30, 2017, we have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities. We have recently suspended our operations and reduced our operating expenses as the Board of Directors are considering various options as to the future direction of the Company, including a possible dissolution. Should the Board of Directors decide to dissolve our company, due to uncertainties about whether we are able to realize the full value of our assets, we cannot make any assurances regarding the amount available for distribution to our shareholders. We have made certain projections relating to the amount of cash we expect to have to distribute to our shareholders upon dissolution. These projections generally relate to the amount of liabilities which must be satisfied before our company is dissolved, the amount we expect preferred stockholders to receive for their equity interest. Each of the above projections is subject to multiple variables, including the timing of a dissolution affecting the amount of dividends payable and the amount of liabilities owed at the time of dissolution. Based upon current estimates, if we were to dissolve this quarter, no assurance can be given that common shareholders or subordinate preferred shareholders will receive any such distribution.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have incurred an accumulated deficit of $18,839,536 through June 30, 2017 and incurred negative cash flow from continuing operations of $278,517 for the six months ended June 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2017 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. If the Company continues its operations it intends to retain additional individuals to remedy the ineffective controls. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the six months ended June 30, 2017 we have net revenues of $25,000 and for the year ended December 31, 2016 and 2015, we had net revenues of $0 and $91,000 from our plasma pulse oil recovery business. For the six months ended June 30, 2017 and the year ended December 31, 2016 we have sustained a net loss of $327,095 and $4,118,967, respectively. To date, we have not acquired any oil wells, we have not generated significant revenue from the Licensed Plasma Pulse Technology and we have generated insufficient revenue from our operations in Mexico. Our ability to become profitable depends on our ability to find acquisition candidates or assets that generate revenue, to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our recent changes in business strategy.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have incurred recurring operating losses and had a net loss for the six months ended June 30, 2017 and the year ended December 31, 2016. We have also suspended our business operations. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements for the six months ended June 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

We had intended to become an exploitation and production stage company but to date have not found any suitable oil wells to acquire, therefore we are reevaluating our business plan and strategy, making it difficult to evaluate our company.

We intended to use the proceeds from the sale of our Series C Preferred Stock to acquire oil fields and intend to become an exploitation and production stage company; however, to date we have not found an oil field meeting the criteria acceptable to the Board (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the PPT). Our Board is reevaluating its business plan and strategy and has suspended operations and reduced operating expenses, including staffing, in order to preserve capital, while the Board evaluates its options including the possible sale of our technology and PPT assets, forming a special committee to investigate a possible share buyback of the majority shareholder, Ervington Investments, and/or a possible dissolution of the Company. Until such time as the Board determines its strategy, it will be difficult for an investor to evaluate our business.  If the special committee determines to proceed with the sale of the Company’s technology and PPT assets, it may consider acquiring other assets and entering into new businesses for which there can be no assurance of successful operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the six months ended June 30, 2017

None.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Regulation Number	Exhibit
31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 18, 2017	PLEDGE PETROLEUM CORP. (Registrant)

By:	/s/Ivan Persiyanov
Ivan Persiyanov, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

