Form 10-Q
period 2017-09-30
PLEDGE PETROLEUM CORP
filed 2018-02-12
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The Registrant has 268,558,931 shares of common stock outstanding as of February 9, 2018.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Pledge,” the “Company,” “we,” “us” and “our” refer to Pledge Petroleum Corp.

PLEDGE PETROLEUM CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLEDGE PETROLEUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$8,755,803	$9,170,286
Prepaid expenses	19,684	25,940
Total Current Assets	8,775,487	9,196,226

Non-Current Assets
Plant and equipment, net	10,198	14,326
Deposits	530	6,968
Total Non-Current Assets	10,728	21,294
Total Assets	$8,786,215	$9,217,520

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$64,449	$31,027
Accrued expenses and other payables	14,860	34,467
Net liabilities of discontinued operations	1,025,716	1,025,716
Notes payable	3,000	3,000
Total Current Liabilities	1,108,025	1,094,210

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued and outstanding. (liquidation preference $251,000)	3,138	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000 )	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued and outstanding (liquidation preference $14,750,000)	4,500	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 shares issued and outstanding.	268,559	268,559
Additional paid-in-capital	26,377,580	26,359,514
Accumulated deficit	(18,975,627)	(18,512,441)
Total Stockholders' Equity	7,678,190	8,123,310
Total Liabilities and Stockholders' Equity	$8,786,215	$9,217,520

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30	September 30	September 30	September 30
	2017	2016	2017	2016

Net Revenue	$-	$-	$25,000	$-

Cost of Goods Sold	-	-	-	-

Gross Profit	$-	$-	$25,000	$-

Sales and Marketing	1,497	(196)	4,491	6,569
Professional fees	73,887	140,616	222,249	310,173
Business development	-	3,079	-	22,181
Consulting fees	6,800	43,986	34,236	287,086
General and administrative	53,076	258,952	223,558	894,807
Depreciation, amortization and impairment charges	1,263	66,271	4,128	134,553
Total Expense	136,523	512,708	488,662	1,655,369
Loss from Operations	(136,523)	(512,708)	(463,662)	(1,655,369)

Other income	-	4,059	-	203,296
Finance costs	432	-	476	-
Loss before Provision for Income Taxes	(136,091)	(508,649)	(463,186)	(1,452,073)

Provision for Income Taxes	-	-	-	-

Net Loss from continuing operations	(136,091)	(508,649)	(463,186)	(1,452,073)

Loss for discontinued operations, net of tax	-	(363,421)	-	(1,428,157)
Net loss attributable to non-controlling interest of discontinued operation	-	-	-	249,339

Loss from discontinued operations, net of non-controlling interest	-	(363,421)	-	(1,178,818)

Net Loss Attributable to Controlling Interest	(136,091)	(872,070)	(463,186)	(2,630,891)

Undeclared Series B and Series C Preferred stock dividends	(157,786)	(157,786)	(468,214)	(469,928)

Net loss available to common stock holders	$(293,877)	$(1,029,856)	$(931,400)	$(3,100,819)

Net Loss Per Share from continuing operations - Basic and Diluted	$-	$-	$-	$(0.01)
Net Loss Per Share from discontinued operations - Basic and Diluted	$-	$-	$-	$-
Net Loss Per Share - Basic and Diluted	$-	$-	$-	$(0.01)
Weighted Average Number of Shares Outstanding - Basic and Diluted	268,558,931	268,558,931	268,558,931	268,558,931

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30	September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(463,186)	$(2,630,891)
Net loss from discontinued operations	-	$1,428,157
Less: loss attributable to non-controlling interest	-	(249,339)
Net loss from continuing operations	(463,186)	(1,452,073)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,128	82,053
Deposit forfeited	6,968	-
Amortization expense	-	52,500
Loss on scrapping of fixed assets	-	1,248
Equity based compensation charge	18,066	66,035
Gain on debt forgiven	-	(200,000)
Changes in Assets and Liabilities
Accounts receivable	-	(3,400)
Prepaid expenses and other current assets	6,257	29,241
Accounts payable	33,629	(41,702)
Accrued liabilities	(19,815)	(31,109)
Cash Used in Operating Activities - continuing operations	(413,953)	(1,497,207)
Cash used in operating activities - discontinued operations	-	(470,842)
	(413,953)	(1,968,049)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(200,899)
Investment in deposit	(530)	(6,968)
Cash used in investing activities - continuing operations	(530)	(207,867)
Cash used in investing activities - discontinued operations	-	(4,782)
	(530)	(212,649)

NET INCREASE IN CASH	(414,483)	(2,180,698)
CASH AT BEGINNING OF PERIOD	$9,170,286	$11,700,143
CASH AT END OF PERIOD	$8,755,803	$9,519,445

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$48,130

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and nine months ended September 30, 2017 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”).

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

In July 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in this Update provide guidance about:

1.	Accounting for certain financial instruments with down round features

2.	Replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain non-public entities and certain non-controlling interests

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Recent Accounting Pronouncements (continued)

The Company is currently evaluating the impact this ASU will have on its consolidated financial In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, an amendment to Topic 815. The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components 2 and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported.

The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the Update. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The amendments in this ASU deals with the transition and effective dates of implementing to ASU 2014-09, Revenue from contracts with customers, ASU 2016-08, Revenue from contracts with customers, principal versus agent considerations, ASU 2016-10, revenues from contacts with customers; identifying performance obligations and licensing, ASU 2016-12, revenues from contacts with customers, narrow scope improvements and practical expedients, 2016-20, technical corrections and improvements and ASU 2017-05, other income, gains and losses from the derecognition of non-financial assets.

The transition provisions require adoption of Topic 606 for annual reporting periods commencing after December 15, 2017 and the adoption of Topic 842 for annual reporting periods beginning after December 15, 2018 for public business entities, if the requirements of a public business entity as defined in ASU 2017-122 are not met, may adopt Topic 606 for annual reporting periods commencing after December 15, 2018 and for Topic 842 for annual reporting periods commencing after December 15, 2019. Early adoption is permitted of both Topics. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2017 and December 31, 2016, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2017, the Company had cash balances of $8,755,803, which exceeded the federally insured limits by $8,450,408.

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

The Company has cash balances of $8,755,803 as of September 30, 2017, which is sufficient to meet current expenses for at least the next twelve month period, however the Board of Directors are considering various options as to the future direction of the Company, including the possible sale of its technology and PPT assets. The Company formed a special committee to investigate a possible share buyback of the majority stockholder, Ervington Investments Limited, and/or a possible dissolution of the Company.

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

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	DISCONTINUED OPERATIONS (continued)

The assets and liabilities of discontinued operations as of September 30, 2017 and December 31, 2016, respectively is as follows:

	September 30, 2017	December 31, 2016
Current assets
Cash	$19,480	$19,480
Accounts receivable, net	61,661	61,661
Prepaid expenses and other current assets	29,896	29,896
Total current assets	111,037	111,037
Non-current assets
Plant and equipment, net	6,480	6,480
Total assets	117,517	117,517

Current liabilities
Accounts payable	94,784	94,784
Related party payables	932,478	932,478
Accrued liabilities and other payables	115,971	115,971
Total liabilities	1,143,233	1,143,233
Discontinued operations	$1,025,716	$1,025,716

Loss from discontinued operations is as follows:

	Three months ended September 30 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Net revenue	$-	$48,560	$-	$196,328
Cost of goods sold	-	13,017	-	139,950
Gross profit	-	35,543	-	56,378

Sales and marketing expenses	-	848	-	11,729
Professional fees	-	20,573	-	57,496
Business development	-	-	-	145,319
Consulting fees	-	230,268	-	802,460
General and administrative expenses	-	137,340	-	457,876
Depreciation and amortization	-	477	-	1,280
Total expense	-	389,506	-	1,476,160

Loss from operations	-	(353,963)	-	(1,419,782)

Loss on discontinuance of subsidiary	-	(9,377)	-	(9,377)
Foreign currency (losses) gains	-	(81)	-	992
Other income	-	-	-	10

Loss from discontinued operations	$-	$(363,421)	$-	$1,428,157

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30, 2017	December 31, 2016

Prepaid insurance	$13,851	$22,607
Prepaid professional fees	5,833	3,333
	$19,684	$25,940

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	September 30, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Plasma pulse tool	$945,423	$(945,423)	$-	$-
Furniture and equipment	6,700	(2,122)	4,578	5,583
Field equipment	19,627	(19,627)	-	341
Computer equipment	11,130	(5,510)	5,620	8,402

	$982,880	$(972,682)	$10,198	$14,326

Depreciation expense was $4,128 and $82,053 for the nine months ended September 30, 2017 and 2016, respectively.

6	INTANGIBLES

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

Intangibles consisted of the following:

	September 30, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

License agreements	$350,000	$(350,000)	$-	$-
Website development	8,000	(8,000)	-	-

	$358,000	$(358,000)	$-	$-

Amortization expense was $0 and $52,500 for the nine months ended September 30, 2017 and 2016, respectively.

7	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016

Royalties payable	$14,653	$14,653
Other	207	-
Severance accrual	-	19,814
	$14,860	$34,467

The severance accrual relates to accrued severance costs due to the COO, whose employment with the Company was terminated on December 15, 2016 as part of a cost reduction exercise.

8	STOCKHOLDERS’ EQUITY

a)	Preferred stock

i)	Series B Convertible Preferred Stock

The Company has undeclared dividends on the Series B Preferred stock amounting to $154,553 as of September 30, 2017. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the nine months ended September 30, 2017 takes into account these undeclared dividends.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY (continued)

a)	Preferred stock (continued)

ii)	Series C Convertible Preferred Stock

The Company has undeclared dividends on the Series C Preferred stock amounting to $1,402,110 as of September 30, 2017. The computation of loss per common share for the nine months ended September 30, 2017 takes into account these undeclared dividends.

b)	Stock Options

i)	Plan options

At September 30, 2017 and December 31, 2016 there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

No options were issued during the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

A summary of all of our option activity during the period January 1, 2016 to September 30, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	380,950	$0.08 to $13.50	$0.18
Granted	4,000,000	$0.08 to $0.09	0.09
Forfeited/cancelled	(1,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding December 31, 2016	3,380,950	$0.09 to $13.50	$0.18
Granted - non-plan options	-	-	-
Forfeited/cancelled	(3,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding September 30, 2017	380,950	$0.51 to $13.50	$0.90

Stock options outstanding as of September 30, 2017 and December 31, 2016 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY (continued)

b)	Stock Options (continued)

The options outstanding and exercisable at September 30, 2017 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$13.50	3,480	1.71		3,480
$12.50	2,000	3.03		2,000
$8.50	500	3.75		500
$5.00	14,800	4.04		14,800
$0.65	36,924	5.50		36,924
$0.63	38,096	0.75		38,096
$0.51	285,150	2.54		285,150

	380,950	2.70	0.90	380,950	0.90

The Company has recorded an expense of $18,066 and $66,035 for the nine months ended September 30, 2017 and 2016, respectively relating to options issued.

c)	Warrants

The warrants outstanding and exercisable at September 30, 2017 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.30	375,000	1.08		375,000
$0.25	1,751,667	1.74		1,751,667
$0.15	525,500	1.74		525,500
$0.25	1,508,333	1.84		1,508,333
$0.15	577,499	1.85		577,499
$0.25	968,166	1.85		968,166
$0.25	633,333	1.90		633,333

	6,339,498	1.77	0.24	6,339,498	0.24

The warrants outstanding have an intrinsic value of $0 and $0 as of September 30, 2017 and December 31, 2016, respectively.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	OTHER INCOME

	Three months ended 30 September 2017	Three months ended 30 September 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Other income	$-	$4,059	$-	$203,296

Other income in the prior period includes the forgiveness of the $200,000 license fee due to Novas BVI during the prior period.

10	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the nine months ended September 30, 2017 and 2016, all stock options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three and Nine months ended September 30, 2017	Three and Nine months ended September 30, 2016

Stock options	380,950	4,380,950
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	120,000,000	120,000,000
	162,095,448	166,095,448

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	RELATED PARTY TRANSACTIONS

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

The Company has entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with an affiliate (the “Purchaser”) of Ervington Investment Limited (“Ervington”), the current holder of a majority of the Company’s outstanding voting securities, pursuant to which the Company has agreed to sell to the Purchaser substantially all of its assets, including all pertinent intellectual property rights, comprising its business of implementing its plasma pulse technology, for $650,000 (the “Asset Sale”).  The Asset Purchase Agreement provides, among other things, that the Asset Sale is conditioned on its approval by holders of a majority of the Company’s voting securities, exclusive of the securities held by Ervington (a “majority of the minority”).

The Company has also entered into an agreement with Ervington (the “Share Repurchase Agreement”) to repurchase all of its outstanding securities held by Ervington for $8,500,000 (the “Share Repurchase”), which repurchase will occur at the same time as the Asset Sale.  The repurchase will constitute a change of control and upon consummation of the repurchase, Ivan Persiyanov, will resign from all positions he holds as an officer and director of the Company and its subsidiaries. After the completion of the Asset Sale, the Company expects to cease all activities related to its existing business while evaluating other business opportunities, which include potentially acquiring an oilfield services business, of which two of the Company’s current directors (Messrs. Huemoeller and Zotos) own a minority equity interest. The Company has not entered into an agreement with any potential acquisition candidate and has only been in the early stages of discussion.

The purchase price for the shares being repurchased and assets being sold together with documents necessary to effect the Asset Sale pursuant to the Asset Purchase Agreement and the Share Repurchase pursuant to the Share Repurchase Agreement, including, but not limited to, a bill of sale for the assets being sold, an assignment of intellectual property rights, stock certificates and stock powers for the shares to be repurchased from Ervington, and the resignation of Ivan Persiyanov, have been placed in escrow pending the approval of the Asset Sale by a majority of the minority and will be released at the subsequent closing of the transactions contemplated by the Asset Purchase Agreement and Share Repurchase Agreement.

Other than disclosed above, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview and Financial Condition

Recent Developments

We have entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with an affiliate (the “Purchaser”) of Ervington Investment Limited (“Ervington”), the current holder of a majority of our outstanding voting securities, pursuant to which we have agreed to sell to the Purchaser substantially all of our assets, including all pertinent intellectual property rights, comprising our business of implementing our plasma pulse technology, for $650,000 (the “Asset Sale”).  The Asset Purchase Agreement provides, among other things, that the Asset Sale is conditioned on its approval by holders of a majority of our voting securities, exclusive of the securities held by Ervington (a “majority of the minority”).

We have also entered into an agreement with Ervington (the “Share Repurchase Agreement”) to repurchase all of our outstanding securities held by Ervington for $8,500,000 (the “Share Repurchase”), which repurchase will occur at the same time as the Asset Sale.  The repurchase will constitute a change of control and upon consummation of the repurchase Ivan Persiyanov will resign from all positions he holds as an officer and director of our company and our subsidiaries. After the completion of the Asset Sale, we expect to cease all activities related to our existing business while evaluating other business opportunities, which include potentially acquiring an oilfield services business, of which two of our current directors (Messrs. Huemoeller and Zotos) own a minority equity interest. We have not entered into an agreement with any potential acquisition candidate and have only been in the early stages of discussion.

The purchase price for the shares being repurchased and assets being sold together with documents necessary to effect the Asset Sale pursuant to the Asset Purchase Agreement and the Share Repurchase pursuant to the Share Repurchase Agreement, including, but not limited to, a bill of sale for the assets being sold, an assignment of intellectual property rights, stock certificates and stock powers for the shares to be repurchased from Ervington, and the resignation of Ivan Persiyanov, have been placed in escrow pending the approval of the Asset Sale by a majority of the minority and will be released at the subsequent closing of the transactions contemplated by the Asset Purchase Agreement and Share Repurchase Agreement.

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

We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $18,975,627 through September 30, 2017 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of September 30, 2017 and 2016, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended September 30, 2017 and September 30, 2016

Net revenues

Net revenues were $0 for the three months ended September 30, 2017 and 2016. All of our operations were directed through our 60% held joint venture, Novas Energy North America, LLC. (“NENA”). Effective November 1, 2016 we discontinued our NENA joint venture and the NENA operations are reflected in loss from discontinued operations, net of non-controlling interest.

Cost of goods sold

Cost of goods sold was $0 for the three months ended September 30, 2017 and 2016. All cost of goods sold related to our operations are reflected in loss from discontinued operations, net of non-controlling interest.

Gross profit

Gross profit was $0 for the three months ended September 30, 2017 and 2016.

Total expenses

Total expenses were $136,523 and $512,708 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $376,185 or 73.4%. Total expenses consisted primarily of the following:

•	Professional fees were $73,887 and $140,616 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $66,729 or 47.5%. The decrease is primarily due to; (i) a reduction in legal fees of $61,569 due to a decrease in business activity; (ii) a reduction in secretarial fees of $15,000 due to management’s efforts to reduce operating expenses; offset by an increase in accounting and audit related fees of $12,487 due to the accrual of the 2016 annual audit fee and additional expenses during the current period.

•	Consulting fees were $6,800 and $43,986 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $37,186 or 84.5%. The decrease is primarily due to a decrease in merger and acquisition related consulting expenses of $12,986; and ii) a decrease in finance management consulting expenses of $30,000 due to lower activity during the current period.

•	General and administrative expenses were $53,076 and $258,952 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $205,876 or 79.5%. The decrease primarily consists of the following; (i) a reduction in payroll expenses of $147,865 due to the rationalization of staff during the December 2016 quarter; ii) a reduction in investor relations expenditure of $8,298 due to a rationalization exercise undertaken by the Board of Directors; and iii) a reduction in stock based compensation of $23,139 as all options are either vested or forfeited.

•	Depreciation, and amortization and impairment charges was $1,263 and $66,271 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $65,008 or 98.1%. The plasma pulse tool asset and the intangible license fees were impaired during the fourth quarter of 2016 due to the uncertainty facing the business, the remaining assets consist of minor office related items.

Other income

Other income was $0 and $4,059 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $4,059 or 100.0%. The amount in the prior period represented a reimbursement for travel expenditure on our Mexican project.

Net loss from continuing operations

We incurred a net loss from continuing operations of $136,091 and $508,649, for the three months ended September 30, 2017 and 2016, respectively, a decrease of $372,558 or 73.2%, which consists primarily of the reduction in total expenses of $376,185.

Loss from discontinued operations, net of tax

We incurred a loss from discontinued operations of $0 and $363,421 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $363,421 or 100.0%, due to the termination of the joint venture agreement in November 2016 as it was unable to meet its operating milestones.

Net loss attributable to controlling interest

The loss attributable to controlling interest was $136,091 and $872,070 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $735,979 or 84.4%. The decreased loss is primarily due to the reduction in total expenses and the losses incurred by the joint venture in the prior period.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $157,786 and $157,786 has been disclosed for the three months ended September 30, 2017 and 2016. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $293,877 and $1,029,856 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $735,979 or 71.5% which consists of the various items discussed above.

Results of Operations for the nine months ended September 30, 2017 and September 30, 2016

Net revenues

Net revenues were $25,000 and $0 for the nine months ended September 30, 2017 and 2016, respectively. The revenue during the current period represents revenue from one well treatment in Mexico. Other than the treatment of one well in Mexico, all of our operations were directed through our 60% held joint venture, Novas Energy North America, LLC. (“NENA”). Effective November 1, 2016 we discontinued our NENA joint venture and the NENA operations are reflected in loss from discontinued operations, net of non-controlling interest.

Cost of goods sold

Cost of goods sold was $0 for the nine months ended September 30, 2017 and 2016. All cost of goods sold related to our operations are reflected in loss from discontinued operations, net of non-controlling interest.

Gross profit

Gross profit was $25,000 for the nine months ended September 30, 2017 and $0 for the nine months ended September 30, 2016 due to the revenue earned on the Mexican well treatments.

Total expenses

Total expenses were $488,662 and $1,655,369 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1,166,707 or 70.5%. Total expenses consisted primarily of the following:

•	Professional fees were $222,249 and $310,173 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $87,924 or 28.3%. The decrease is primarily due to; i) a reduction in SEC related printing costs of $9,219 due to the delay in filing the 2016 10-K; ii) a reduction in legal fees of $80,715 due to lower corporate activity; and iii) a reduction in corporate secretarial fees of $26,875 due to management's efforts to reduce operating expenses, offset by iv) an increase in accounting and audit fees of $36,543 due to the timing of the 2016 audit which was delayed during the current period and additional fees incurred on completing that audit; and v) the allocation of $30,000 of professional fees to this expense category which was previously included under management consulting expenses.

•	Consulting fees were $34,236 and $287,086 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $252,850 or 88.1%. The decrease is primarily due to; i) a decrease in merger and acquisition related consulting expenses of $156,685; and ii) a decrease in finance management consulting expenses of $108,000 due to lower activity during the current period.

•	General and administrative expenses were $223,558 and $894,807 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $671,249 or 75.0%. The decrease primarily consists of the following; i) a reduction in payroll expenses of $407,772 due to the rationalization of staff during the December 2016 quarter; ii) a reduction in investor relations expenditure of $115,681 due to a rationalization exercise undertaken by the Board of Directors; iii) a reduction in stock based compensation expense of $47,969 due to options forfeited or fully vested during the current period; and iv) a reduction in travel expenses of $28,454 as operations were curtailed and rationalized under the direction of the Board.

•	Depreciation, and amortization and impairment charges was $4,128 and $134,553 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $130,425 or 96.9%. The plasma pulse tool asset and the intangible license fees were impaired during the fourth quarter of 2016 due to the uncertainty facing the business, the remaining assets consist of minor office related items.

Other income

Other income was $0 and $203,296 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $203,296 or 100.0%, primarily due to the forgiveness of the once off license fee for the Mexican market of $200,000 in the prior period, which was due in June 2015.

Net loss from continuing operations

We incurred a net loss from continuing operations of $463,186 and $1,452,073 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $988,887 or 68.1%, which consists primarily of the reduction in total expenses of $1,166,707, offset by the forgiveness of the license fee income in the prior period as discussed above.

Loss from discontinued operations, net of tax

We incurred a loss from discontinued operations of $0 and $1,428,157 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1,428,157 or 100.0%, due to the termination of the joint venture agreement in November 2016 as it was unable to meet its operating milestones.

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

Net loss attributable to controlling interest

The loss attributable to controlling interest was $463,186 and $2,630,891 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $2,167,705 or 82.4%. The decreased loss is primarily due to the reduction in total expenses and the losses incurred by the joint venture in the prior period offset by the forgiveness of the license fees due in the prior period.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $468,214 and $469,928 has been disclosed for the nine months ended September 30, 2017 and 2016. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $931,400 and $3,100,819 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $2,169,419 or 70.0% which consists of the various items discussed above.

Liquidity and Capital Resources.

Although we have cash balances of $8,755,803 as of September 30, 2017, we have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities. We have recently suspended our operations and reduced our operating expenses as the Board of Directors are considering various options as to the future direction of the Company, including a possible dissolution. Should the Board of Directors decide to dissolve our company, due to uncertainties about whether we are able to realize the full value of our assets, we cannot make any assurances regarding the amount available for distribution to our shareholders. We have made certain projections relating to the amount of cash we expect to have to distribute to our shareholders upon dissolution. These projections generally relate to the amount of liabilities which must be satisfied before our company is dissolved, the amount we expect preferred stockholders to receive for their equity interest. Each of the above projections is subject to multiple variables, including the timing of a dissolution affecting the amount of dividends payable and the amount of liabilities owed at the time of dissolution. Based upon current estimates, if we were to dissolve this quarter, no assurance can be given that common shareholders or subordinate preferred shareholders will receive any such distribution.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have incurred an accumulated deficit of $18,975,627 through September 30, 2017 and incurred negative cash flow from continuing operations of $413,953 for the nine months ended September 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2017 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. If the Company continues its operations it intends to retain additional individuals to remedy the ineffective controls. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the nine months ended September 30, 2017 we have net revenues of $25,000 and for the year ended December 31, 2016 and 2015, we had net revenues of $0 and $91,000 from our plasma pulse oil recovery business. For the nine months ended September 30, 2017 and the year ended December 31, 2016 we have sustained a net loss of $463,186 and $4,118,967, respectively. To date, we have not acquired any oil wells, we have not generated significant revenue from the Licensed Plasma Pulse Technology and we have generated insufficient revenue from our operations in Mexico. Our ability to become profitable depends on our ability to find acquisition candidates or assets that generate revenue, to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our recent changes in business strategy.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have incurred recurring operating losses and had a net loss for the nine months ended September 30, 2017 and the year ended December 31, 2016. We have also suspended our business operations. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements for the nine months ended September 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the nine months ended September 30, 2017

None.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Regulation Number	Exhibit
10.1	Asset Purchase Agreement between the Company and Norma Investments Limited dated as of February 12, 2018
10.2	Share Repurchase Agreement between the Company and Ervington Investments Ltd dated as of February 12, 2018
31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 12, 2018	PLEDGE PETROLEUM CORP.
(Registrant)

	By:	/s/ Ivan Persiyanov
Ivan Persiyanov, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

