Form 10-K
period 2017-12-31
PLEDGE PETROLEUM CORP
filed 2018-06-01
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2017

000-53488

Commission file number

PLEDGE PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2017, the last business day of the registrant’s recently completed second quarter, was approximately $3,821,929 based on the closing price at which the common stock was last sold on that date.

The Registrant has 234,256,464 shares of common stock outstanding as of May 23,2018.

Documents incorporated by reference: None

PLEDGE PETROLEUM CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

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

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Propell,” refer to Pledge Petroleum Corp (formerly Propell Technologies Group, Inc., and its subsidiaries).

Item 1. Business

Overview

Our Company

During the past year, our management, at the direction of the Board of Directors, has evaluated, considered, and brought forward various opportunities to acquire producing oil fields; however, to date, an oil field meeting the criteria acceptable to the Board of Directors (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the Plasma Pulse Technology (“PPT”)) had not been found. As a result, and in lieu of a potential dissolution, on March 23, 2018, we sold substantially all of our assets, including all pertinent intellectual property rights comprising our business of implementing plasma pulse technology (the “Asset Sale”), to Norma Investments Limited (“Norma”), the parent company of Ervington Investments Limited (“Ervington”), the current holder of a majority of our outstanding voting securities, for $650,000 pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Norma, dated February 12, 2018 (the “Asset Purchase Agreement”). In connection with the Asset Sale, we also repurchased all of our outstanding securities held by Ervington for $8,500,000 (the “Share Repurchase”) pursuant to a Share Purchase Agreement with Ervington, dated February 12, 2018 (the “Share Purchase Agreement”).

At this point, the Board is reevaluating its business plan and strategy and has reduced operating expenses, including staffing, in order to preserve capital, while the Board evaluates its options including the possible acquisition of a technology and oilfield services business, of which two of our current directors own a minority equity interest .

In July 2015, when we closed the final tranche of our private placement of the sale of our Series C Preferred Stock and raised an additional $9,750,000, we shifted our operational focus from being a direct provider of well services based upon PPT to actively seeking to acquire producing oil fields to generate revenues and the development of untapped hydrocarbon reserves. As a result, in August 2015, our board of directors and shareholders approved through the formation of a joint venture, the exclusive sublicense to our majority owned subsidiary Novas Energy North America, LLC (“NENA”) of our rights to use certain plasma pulse technology that we had licensed from Novas Energy Group Limited (the “Licensor”) pursuant to the terms of an exclusive license agreement (the “License Agreement”), for treatment of vertical wells in the United States (hereafter, the “Licensed Plasma Pulse Technology”). We retained the right to use the Licensed Plasma Pulse Technology for treatment of our own assets located in the United States as well as treatment of assets outside of the United States. The Licensed Plasma Pulse Technology refers to the process and apparatus of Licensor for its plasma pulse technology as covered by Licensor’s patent rights. Although we were indirectly engaged in the oil recovery business through NENA and directly through our treatment of oil wells in Mexico, it was not our foundational business strategy. In October 2016, we terminated the joint venture due to its failure to meet certain milestones, including its generation of minimal revenue. On March —, 2018, we terminated our agreement with our Mexican partner.

We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $18,088,617 through December 31, 2017 and there can be no assurance that we will be able to achieve profitability.

3

Recent Events

On March 23, 2018, upon the closing of the Asset Purchase Agreement and the Share Repurchase Agreement, Ivan Persiyanov resigned as director and Chief Executive Officer of the Company and Mr. John Zotos was appointed as the Company’s interim Chief Executive Officer.

On May 2, 2018, Christopher Headrick was appointed as a director.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We entered into lease agreement for approximately 3,733 square feet of office and warehouse space in Houston, the term of the lease is for 39 months commencing on March 1, 2016 and terminating on May 31, 2019. The lease provided for the first month to be rent-free, the fourteenth month to be rent-free and the twenty-seventh month to be rent-free. Monthly rentals, including estimated operating costs, for the first 12 months, excluding the free rental month amount to approximately $3,410 per month, escalating at a rate of 1.7% per annum, after excluding the free rental months. This lease agreement was amended and the lease terminated with effect from May 31, 2017 with a final payment of $2,000 and the forfeiture of the security deposit of $6,968.

On May 16, 2017, we entered into an Office Service Agreement on May 16, 2017 whereby we leased an office in a business center, together with all telecommunication services and access to conference rooms, kitchens and all utilities, The agreement is for a period of six months commencing on June 1, 2017 and terminated on November 30, 2017. We paid a monthly amount of $530 in terms of the Office Service Agreement  .

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

	HIGH	LOW
Fiscal year 2018
First quarter	$0.01	$0.00
Second quarter to May 9, 2018	$0.03	$0.01

Fiscal Year 2017
First quarter	$0.04	$0.02
Second quarter	$0.03	$0.01
Third quarter	$0.05	$0.01
Fourth quarter	$0.03	$0.00

Fiscal Year 2016
First quarter	$0.11	$0.07
Second quarter	$0.08	$0.04
Third quarter	$0.08	$0.02
Fourth quarter	$0.06	$0.02

The last reported sale price of our common stock on the OTC Bulletin board on May 9, 2018 was $0.02 per share.

Holders

As of May 8, 2018, there were approximately 119 holders of record of our common stock.

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

(b)	Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We did not sell any equity securities during the year ended December 31, 2017 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the Securities and Exchange Commission.

All other sales of unregistered securities have been previously disclosed in our filings with the Securities and Exchange Commission.

(c)	Securities Authorized for Issuance under Equity Compensation Plans

Propell Corporation 2008 Stock Option Plan

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 2,100,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 380,950 options as of December 31, 2017 under the Plan. In addition, we granted 10,000,000 shares of restricted stock to our former CEO, John Huemoeller that were not issued pursuant to the Plan, of which all are vested. One of our directors, John Zotos was also granted 3,000,000 shares of restricted stock that were not issued pursuant to the Plan, all of which are vested.

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

On January 1, 2016, we issued 3,000,000 five-year common stock options exercisable at a price of $0.09 per share to our CEO, Brian Boutte. These options were not issued pursuant to the Plan and vested as to 1,000,000 on the first anniversary of the grant date, and 1,000,000 vest on the second anniversary of the grant date and a further 1,000,000 vest on the third anniversary of the grant date. On March 31, 2017, Mr Boutte resigned as the CEO of the Company. Upon the resignation of Mr. Boutte, the 3,000,000 options exercisable over common stock have been forfeited and are available for reissue.

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

On May 2, 2018, we issued to each of our three directors for their services as directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 immediately, 1/3 on the one year anniversary of the grant and 1/3 on the two year anniversary of the grant.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2017.

On March 23, 2018, in terms of a Share Purchase Agreement entered into with Ervington, we repurchasedf 64,302,467 shares of common stock, 3,137,500 shares of series A-1 preferred stock and 4,500,000 Series C preferred stock, for gross proceeds of $8,500,000, resulting in a change of control.

Item 6. Selected Financial Data

This item is omitted as not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

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

Overview and Financial Condition

Our Company

During the past year, our management, at the direction of the Board of Directors, has evaluated, considered, and brought forward various opportunities to acquire producing oil fields; however, to date, an oil field meeting the criteria acceptable to the Board of Directors (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the PPT) has not been found.   As a result, and in lieu of a potential dissolution, on March 23, 2018, we sold substantially all of our assets, including all pertinent intellectual property rights comprising our business of implementing plasma pulse technology, to Norma I for $650,000 pursuant to the Asset Purchase Agreement. In connection with the Asset Sale, we also repurchased all of our outstanding securities held by Ervington for $8,500,000 pursuant to the Share Purchase Agreement.

At this point, the Board is reevaluating its business plan and strategy and has reduced operating expenses in order to preserve capital, while the Board evaluates its options including the possible acquisition of a technology and oilfield services business, of which two of our current directors own a minority equity interest .

To date we have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $18,078,065 through December 31, 2017 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of December 31, 2017 and December 31, 2016, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the year ended December 31, 2017 and December 31, 2016

Net revenues

Net revenues were $25,000 and $0 for the year ended December 31, 2017 and 2016 respectively. The revenue during the current year is derived from one well treatment in Mexico. Other than the treatment of one well in Mexico, all of our operations were directed through our 60% held joint venture, Novas Energy North America, LLC. (“NENA”). Effective November 1, 2016 we discontinued our NENA joint venture and the NENA operations are reflected in loss from discontinued operations, net of non-controlling interest.

Cost of goods sold

Cost of goods sold was $0 for the year ended December 31, 2017 and 2016, respectively. All cost of goods sold related to our operations are reflected in loss from discontinued operations, net of non-controlling interest.

Gross profit

Gross profit was $25,000 and $0 for the year ended December 31, 2017 and 2016, respectively, due to the revenue earned on the Mexican well treatments.

Total expenses

Total expenses were $627,732 and $2,913,235 for the years ended December 31, 2017 and 2016, respectively, a decrease of $2,285, 503 or 78.5%. Total expenses consisted primarily of the following:

•	Professional fees of $281,963 and $376,642 for the years ended December 31, 2017 and 2016, respectively, decreased by $94,679 or 25.1%. The decrease is primarily due to; i) a reduction in SEC related printing costs of $9,219 due to the delay in filing the 2016 10-K; ii) a reduction in legal fees of $71,534 due to lower corporate activity; and iii) a reduction in corporate secretarial fees of $51,516 due to management's efforts to reduce operating expenses, offset by iv) an increase in accounting and audit fees of $44,568 due to the timing of the 2016 audit which was delayed during the current period and additional fees incurred on completing that audit.

•	Consulting fees of $43,276 and $318,380 for the years ended December 31, 2017 and 2016, respectively, a decrease of $275,104 or 86.4%. The decrease is primarily due to; i) a decrease in merger and acquisition related consulting expenses of $190,979; and ii) a decrease in finance management consulting expenses of $105,000 due to lower activity during the current period.

•	General and administrative expenses of $291,114 and $1,090,758 for the years ended December 31, 2017 and 2016, respectively, a decrease of $799,644 or 73.3%. The decrease primarily consists of the following; i) a reduction in payroll expenses of $525,626 due to the rationalization of staff during the December 2016 quarter; ii) a reduction in investor relations expenditure of $116,681 due to a rationalization exercise undertaken by the Board of Directors; iii) a reduction in stock based compensation expense of $70,264 due to options forfeited or fully vested during the current period; and iv) a reduction in travel expenses of $23,994 as operations were curtailed and rationalized under the direction of the Board.

•	Depreciation, and amortization of $5,391 and $200,933 for the years ended December 31, 2017 and 2016, respectively, a decrease of $195,542 or 97.3%. The plasma pulse tool asset and the intangible license fees were impaired during the fourth quarter of 2016 due to the uncertainty facing the business, the remaining assets consist of minor office related items.

•	Impairment charges of $0 and $899,254 for the years ended December 31, 2017 and 2016, respectively, relates to the following; (i) impairment of the plasma pulse tools due to the Board of Directors abandoning the previous business plan with no new plan formulated as yet and no revenues forecast for the foreseeable future; and (ii) impairment of the remaining Mexican license agreement of $157,500 as no revenue has been generated from this market.

Other income (expense)

Other income was $0 and $193,667 for the years ended December 31, 2017 and 2016, respectively, a decrease of $193,667 or 100.0%, primarily due to the forgiveness of the once off license fee for the Mexican market of $200,000, which was due in June 2015.

Net loss from continuing operations

We incurred a net loss from continuing operations of $601,892 and $2,719,242 for the years ended December 31, 2017 and 2016, respectively, a decrease of $2,117,350 or 77.9%, which consists primarily of the reduction in total expenses of $2,285,503, offset by the forgiveness of the license fee income in the prior year as discussed above.

Loss from discontinued operations, net of tax

We incurred a net loss of $0 and $(1,649,064) for the years ended December 31, 2017 and 2016, respectively, a decrease of $1,649,064 or 100%. The loss in the prior year was incurred by the NENA joint venture prior to its termination in November 2016.

Net loss attributable to non-controlling interest of discontinued operations

The net loss attributable to non-controlling interest of discontinued operations in the prior year of $249,339 is due to the losses in the Joint Venture being shared as to 40% by the non-controlling party until the full value of their investment of $600,000 was depleted.

Net loss attributable to controlling interest

The loss attributable to controlling interest of $601,892 and $4,118,967 for the years ended December 31, 2017 and 2016, respectively, a decrease of $3,517,075 or 85.4%. The decrease is primarily due to the discontinuance of the NENA joint venture in the prior year and a concerted effort by management to reduce operating costs while the directors contemplated the business strategy.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $626,000 and $627,714 has been disclosed for the year ended December 31, 2017 and 2016. This amount represents the dividends that are due, but remain undeclared, to Series B and Series C preferred stock holders.

Net loss available to common stockholders

We incurred a net loss of $1,227,892 and $4,746,681 for the years ended December 31, 2017 and 2016, a decrease of $3,518,789 or 74.1%, respectively and which consists of the various items discussed above.

Liquidity and Capital Resources.

Although we had a cash balance of $8,599,620 as of December 31, 2017, of which $749,620 is not restricted, we have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities. We have recently disposed of substantially all of our assets for $650,000 and simultaneously therewith acquired the entire shareholding of Ervington, for gross proceeds of $8,500,000. We are actively looking to acquire businesses in a similar field which may require substantial cash.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have incurred an accumulated deficit of $19,114,333 through December 31, 2017 and incurred negative cash flow from continuing operations of $570,136 for the year ended December 31, 2017.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this Management Discussion & Analysis, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2017.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, the valuation allowance for deferred tax assets due to continuing operating losses, those related to revenue recognition and the allowance for doubtful accounts.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, deposits, accounts payable, accrued liabilities, notes payable, and convertible notes payable approximate fair value due to the relatively short period to maturity for these instruments. We did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

Item 8. Financial statements and Supplementary data

PLEDGE PETROLEUM GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Pledge Petroleum Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pledge Petroleum Corp. and Subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2016.

New York, NY

May 31, 2018

PLEDGE PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

Assets

Current Assets
Cash	$749,620	$9,170,286
Restricted cash related to asset disposal and equity repurchase	7,850,000	-
Prepaid expenses	25,816	25,940
Total Current Assets	8,625,436	9,196,226

Non-Current Assets
Plant and equipment, net	8,935	14,326
Deposits	530	6,968
Total Non-Current Assets	9,465	21,294
Total Assets	$8,634,901	$9,217,520

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$38,849	$31,027
Accrued expenses and other payables	27,852	34,467
Net liabilities of discontinued operations	-	1,025,716
Notes payable	3,000	3,000
Total Current Liabilities	69,701	1,094,210

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued and outstanding. (liquidation preference $251,000) as of December 31, 2017 and 2016.	3,138	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000) as of December 31, 2017 and 2016.	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued and outstanding (liquidation preference $14,750,000) as of December 31, 2017 and 2016.	4,500	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 shares issued and outstanding as of December 31, 2017 and 2016.	268,559	268,559
Additional paid-in-capital	27,403,296	26,359,514
Accumulated deficit	(19,114,333)	(18,512,441)
Total Stockholders' Equity	8,565,200	8,123,310
Total Liabilities and Stockholders' Equity	$8,634,901	$9,217,520

See notes to the consolidated financial statements

PLEDGE PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31	December 31
	2017	2016

Net Revenue	$25,000	$-

Cost of Goods Sold	-	-

Gross Profit	25,000	-

Sales and Marketing	5,988	5,087
Professional fees	281,963	376,642
Business development	-	22,181
Consulting fees	43,276	318,380
General and administrative	291,114	1,090,758
Depreciation, amortization and impairment charges	5,391	1,100,187
Total Expense	627,732	2,913,235
Loss from Operations	(602,732)	(2,913,235)

Other income (expense)	-	193,667
Finance costs	840	326
Loss before Provision for Income Taxes	(601,892)	(2,719,242)

Provision for Income Taxes	-	-

Net loss from continuing operations	(601,892)	(2,719,242)

Loss for discontinued operations, net of tax	-	(1,649,064)

Net loss attributable to non-controlling interest of discontinued operation	-	249,339

Loss from discontinued operations, net of non-controlling interest	-	(1,399,725)

Net loss attributable to Controlling Interest	(601,892)	(4,118,967)

Undeclared Series B and Series C Preferred stock dividends	(626,000)	(627,714)

Net loss available to common stock holders	$(1,227,892)	$(4,746,681)

Net Loss Per Share from continuing operations - Basic and Diluted	$(0.00)	$(0.01)
Net Loss Per Share from discontinued operations - Basic and Diluted	$0.00	$(0.01)
Net Loss Per Share - Basic and Diluted	$0.00	$(0.02)
Weighted Average Number of Shares Outstanding -
Basic and Diluted	268,558,931	268,558,931

See notes to the consolidated financial statements

PLEDGE PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2016 TO DECEMBER 31, 2017

											Total
											Stockholders'
											Equity
	Preferred Stock								Additional			Non-
	Series A-1		Series B		Series C		Common Stock		Paid-in	Accumulated	Controlling	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance as of January 1, 2016	3,137,500	$3,138	40,000	$40	4,500,000	$4,500	268,558,931	$268,559	$26,271,184	$(14,393,474)	$12,153,947	$249,339	$12,403,286

Stock option based compensation	-	-	-	-	-	-	-	-	88,330	-	88,330	-	88,330

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(4,118,967)	(4,118,967)	(249,339)	(4,368,306)

Balance as of January 1, 2017	3,137,500	3,138	40,000	40	4,500,000	4,500	268,558,931	268,559	26,359,514	(18,512,441)	8,123,310	-	8,123,310

Stock option based compensation	-	-	-	-	-	-	-	-	18,066	-	18,066	-	18,066

Discontinuance of joint venture	-	-	-	-	-	-	-	-	1,025,716	-	1,025,716	-	1,025,716

Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	-	-	(601,892)	(601,892)	-	(601,892)

Balance as of December 31, 2017	3,137,500	$3,138	40,000	$40	4,500,000	$4,500	268,558,931	$268,559	$27,403,296	$(19,114,333)	$8,565,200	$-	$8,565,200

See notes to the consolidated financial statements

PLEDGE PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31	December 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(601,892)	$(4,118,967)
Net loss from discontinued operations	-	1,649,064
Less: loss attributable to non-controlling interest	-	(249,339)
Net loss from continuing operations	(601,892)	(2,719,242)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,391	130,933
Deposit forfeited	6,968	-
Amortization expense	-	70,000
Impairment charges	-	899,254
Loss on scrapping of fixed assets	-	1,248
Equity based compensation charge	18,066	88,330
Gain on debt forgiven	-	(200,000)
Increase in provision for bad debts	-	4,292
Changes in Assets and Liabilities
Accounts receivable	-	(3,400)
Prepaid expenses and other current assets	125	22,650
Accounts payable	7,822	(103,953)
Accrued liabilities	(6,616)	(45,296)
Cash Used in Operating Activities - continuing operations	(570,136)	(1,855,184)
Cash used in operating activities - discontinued operations	-	(444,744)
	(570,136)	(2,299,928)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(200,899)
Investment in deposit	(530)	(4,768)
Cash used in investing activities - continuing operations	(530)	(205,667)
Cash used in investing activities - discontinued operations	-	(4,782)
	(530)	(210,449)
CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES - DISCONTINUED
OPERATIONS	-	449,527
	-	449,527

NET DECREASE IN CASH	(570,666)	(2,060,850)
CASH AT BEGINNING OF YEAR	9,170,286	11,231,136
CASH AT END OF YEAR	$8,599,620	$9,170,286

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discontinuance of joint venture	$1,025,716	$-
Undeclared Series B and Series C dividends	$626,000	$627,714

See notes to consolidated financial statements

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

 During the past year, the Company’s management, at the direction of the Board of Directors, had evaluated, considered, and brought forward various opportunities to acquire producing oil fields; however, to date, an oil field meeting the criteria acceptable to the Board of Directors (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the PPT) had not been found.

On March 23, 2018, after obtaining approval of the majority shareholder and the majority of the minority of the shareholders we sold substantially all of our assets for $650,000 and simultaneously therewith the entire shareholding of the majority shareholder, Ervington was purchased by us for gross proceeds of $8,500,000. We are currently exploring the acquisition of assets or businesses in the oil and water treatment segments.

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

Section 11.1(b) of the Operating Agreement provided that the Joint Venture may be dissolved upon the election of Novas USA in the event the Joint Venture fails to satisfy any Year 1 Key Performance Indicator by an amount greater than five percent (5%) of the applicable metric (the “Year 1 Milestone”). The Joint Venture has not achieved the Year 1 Milestone. For the purposes of the Operating Agreement, the Year 1 Key Performance Indicators are defined as: during a continuous twelve (12) month period commencing upon September 1, 2015 each of: (1) sales from activities in the United States of greater than or equal to $2,829,000; (2) sales from activities in Canada of greater than or equal to $2,829,000; (3) EBITDA from activities in the United States of greater than or equal to $524,000; and (4) EBITDA from activities in Canada of greater than or equal to $524,000. Upon a dissolution, all intellectual property assets of the Joint Venture, including any improvements to Technology (as defined in the Operating Agreement) is to be distributed to Technovita solely for use in Canada, its territories and its possessions and Novas USA solely for use in the United States and its territories.

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

The Company’s operations were carried out in the USA and Mexico. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the USA and Mexico and by the general state of those economies. The Company’s results could have been adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

In January 2017, the FASB issued ASU 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-04 will have on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, an amendment to Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-05 will have on our consolidated financial statements.

PLEDGE PETROLEUM CORP.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization of Purchased Callable Debt Securities. The amendments in this Update affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. We are currently evaluating the effect ASU 2017-08 will have on our consolidated financial statements.

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

PLEDGE PETROLEUM CORP.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, (Topic 815), Targeted Improvements to accounting for Hedging Activities.

The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the Update. Transition Requirements For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.

The impact this ASU will have on the Company’s consolidated financial statements is expected to be immaterial.

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent Accounting Pronouncements (continued)

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840 and Leases (Topic 842). The amendments in this update provide guidance about:

The transition provisions in ASC Topic 606 require that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

The transition provisions in ASC Topic 842 require that a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. FN3 All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

The impact this ASU will have on the Company’s consolidated financial statements is expected to be immaterial.

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic220), Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606).

Certain amendments made to SEC materials and staff guidance relating to Operating-Differential subsidiaries, and amendments to the wording and disclosure requirements of Topic 605, Revenue Recognition.

The impact of this ASU on the Company’s consolidated financial statements are limited until such time as the Company generates revenue from operations.

In January 2018, the FASB issued ASU 2018-1, Leases (Topic 842), Land Easement practical expedient for Top 842. The amendments in this update provide guidance about:

The amendments in this Update permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendment in this Update clarifies that an entity should determine whether land easements are leases in accordance with Topic 842 before applying the guidance.

The impact this ASU will have on the Company’s consolidated financial statements is expected to be immaterial.

In February 2018, the FASB issued ASU 2018-2, Income Statement- Reporting Comprehensive Income (Topic 220), Reclassification of certain tax effects from accumulated other comprehensive income.

The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects.

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

The impact this ASU will have on the Company’s consolidated financial statements will be a reduction in the tax effect of net operating losses carried forward.

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent Accounting Pronouncements (continued)

In February 2018, the FASB issued ASU 2018-3 Technical Corrections and Improvements to Financial Instruments – Overall (Sub topic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide guidance about:

The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives, or 825- 10, Financial Instruments— Overall.

The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method Area for Correction or Improvement Summary of Amendments when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.

The amendments in this update are not expected to have a material impact on the Company’s consolidated financial statements.

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent Accounting Pronouncements (continued)

In March 2018, the FASB issued ASU 2018-4 Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980), Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin no. 117 and SEC Release No. 33-9273. The amendments in this update provide guidance about:

Certain amendments made to SEC materials and staff guidance relating to Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980).

The amendments in this update are not expected to have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-5, Income Taxes (Topic 740) Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118

These amendments affect the wording of SEC paragraphs in the accounting standard codification dealing with Income Taxes (Topic 740).

The amendments in this update are not expected to have a material impact on the Company’s consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Reporting by Segment

No segmental information is required as the Company currently only has one segment of business, the Plasma Pulse Technology for the petroleum industry.

Revenues to date are insignificant.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2017 and December 31, 2016, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2017, the Company had cash balances of $8,599,620, which exceeded the federally insured limits by $8,320,495.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2017.

k)	Inventory

The Company had no inventory as of December 31, 2017 or December 31, 2016.

l)	Plant and Equipment

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

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

m)	Intangibles

All of the Company’s intangible assets are subject to amortization. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives that indicates the asset may be impaired. Where intangibles are deemed to be impaired we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

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

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share- based payments is recorded in operating expenses inhe consolidated statement of operations.

q)	Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2017, there have been no interest or penalties incurred on income taxes.

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

The Company has cash balances of $8,599,620, of which only $749,620 is not restricted as of December 31, 2017. On March 23, 2018, after obtaining approval of the majority shareholder and the majority of the minority of the shareholders the Company sold substantially all of its assets for $650,000 and simultaneously therewith the entire shareholding of the majority shareholder, Ervington was purchased by the Company for gross proceeds of $8,500,000. The Company has $489,236 of cash available on May 8, 2018 and is considering the acquisition of an oil services treatment business in which two of the Company’s directors have an interest. The ability of the Company to conclude an acquisition based on current cash balances and continue as a going concern is uncertain.

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

The assets and liabilities of discontinued operations as of December 31, 2017 and 2016, respectively is as follows:

	December 31, 2017	December 31, 2016
Current assets
Cash	$-	$19,480
Accounts receivable, net	-	61,661
Prepaid expenses and other current assets	-	29,896
Total current assets	-	111,037
Non-current assets
Plant and equipment, net	-	6,480
Total assets	$-	$117,517

Current liabilities
Accounts payable	$-	$94,784
Related party payables	-	932,478
Accrued liabilities and other payables	-	115,971
Total liabilities	$-	$1,143,233
Discontinued operations	$-	$1,025,716

Income (Loss) from discontinued operations is as follows:

	Year ended December 31, 2017	Year ended December 31, 2016

Net revenue	$-	$196,328
Cost of goods sold	-	148,475
Gross Profit	-	47,853

Sales and marketing expenses	-	11,932
Professional fees	-	62,331
Business development	-	179,980
Consulting fees	-	898,640
General and administrative expenses	-	543,558
Depreciation and amortization	-	1,478
Total expense	-	1,697,919

Loss from operations	-	(1,650,066)

Gain on discontinuance of subsidiary	-	-
Other income	-	10
Foreign currency gains	-	992

Loss from discontinued operations	$-	$(1,649,064)

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31, 2017	December 31, 2016

Prepaid insurance	$22,483	$22,607
Prepaid professional fees	3,333	3,333

	$25,816	$25,940

6	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	December 31, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Plasma pulse tool	945,423	(945,423)	-	-
Furniture and equipment	6,700	(2,457)	4,243	5,583
Field equipment	19,627	(19,627)	-	341
Computer equipment	11,130	(6,438)	4,692	8,402

	$982,880	(973,945)	$8,935	$14,326

Depreciation expense was $5,391 and $130,933 for the years ended December 31, 2017 and 2016, respectively. An impairment charge of $741,754 was made in 2016 against the Plasma Pulse tool.

7	INTANGIBLES

Licenses

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	INTANGIBLES (continued)

Intangibles consisted of the following:

	December 31, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

License agreements	$350,000	$(350,000)	$-	$-
Website development	8,000	(8,000)	-	-

	$358,000	$(358,000)	$-	$-

Amortization expense was $0 and $70,000 for the years ended December 31, 2017 and 2016, respectively. Due to the lack of revenue generated under this license agreement, the remaining unamortized balance at December 31, 2016 of $157,500 was impaired.

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following:

	December 31, 2017	December 31, 2016

Royalties payable	14,653	14,653
Other	13,199	-
Severance accrual	-	19,814

	$27,852	$34,467

The severance accrual relates to accrued severance costs due to the COO, whose employment with the Company was terminated on December 15, 2016 as part of a cost reduction exercise.

9	NOTES PAYABLE

The note payable advanced by Owl Holdings to the Company has no interest rate and is repayable on demand.

10	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each, and issued and has outstanding 268,558,931 shares of common stock as of December 31, 2017.

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

Company Redemption

The Series A-1 Shares are non-redeemable by the Company.

Voting Rights

Each holder of Series A-1 Shares is entitled to vote on all matters submitted to a vote of the stockholders of the Company and be entitled to that number of votes equal to the number of shares of Common Stock into which such holder’s shares of Series A-1 Shares could then be converted.

Dividends

Until such time that any dividend is paid to the holders of Common Stock, the holders of Series A-1 Shares will be entitled to a dividend in an amount per share equal to that which such holders would have been entitled to receive had they converted all of the shares of Series A-1 Shares into Common Stock immediately prior to the payment of such dividend

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

The Company has undeclared dividends on the Series B Preferred stock amounting to $626,000 as of December 31, 2017. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the year ended December 31, 2017 takes into account these undeclared dividends.

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

The Company has undeclared dividends on the Series C Preferred stock amounting to $1,550,822 as of December 31, 2017. The computation of loss per common share for the year ended December 31, 2017 takes into account these undeclared dividends.

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

At December 31, 2017 and 2016, there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of December 31, 2017.

No options were issued during the year ended December 31, 2017.

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

A summary of all of our option activity during the period January 1, 2016 to December 31, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	380,950	$0.51 to $13.50	$0.90
Granted – non plan options	4,000,000	$0.08 to $0.09	0.90
Forfeited/cancelled	(1,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding December 31, 2016	3,380,950	$0.08 to $13.50	0.18
Granted - non plan options	-	-	-
Forfeited/cancelled	(3,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding December 31, 2017	380,950	$0.08 to $13.50	$0.90

Stock options outstanding as of December 31, 2017 and 2016 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

c)	Stock Options (continued)

The options outstanding and exercisable at December 31, 2017 are as follows:

		Options outstanding			Options exercisable
Exercise price		No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

	$13.50	3,480	1.45		3,480
	$12.50	2,000	2.78		2,000
	$8.50	500	3.50		500
	$5.00	14,800	3.79		14,800
	$0.65	36,924	5.25		36,924
	$0.63	38,096	0.50		38,096
	$0.51	285,150	2.28		285,150
$

		380,950	2.45	0.90	380,950	0.90

The Company has recorded an expense of $18,066 and $88,330 for the year ended December 31, 2017 and 2016 relating to options issued.

(d)	Warrants

A summary of all of our warrant activity during the period January 1, 2016 to December 31, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	6,339,498	$0.15 to $0.30	$0.24
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2016	6,339,498	$0.15 to $0.30	0.24
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2017	6,339,498	$0.15 to $0.30	$0.24

The warrants outstanding and exercisable at December 31, 2017 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.30	375,000	0.83		375,000
$0.25	1,751,667	1.49		1,751,667
$0.15	525,500	1.49		525,500
$0.25	1,508,333	1.58		1,508,333
$0.15	577,499	1.60		577,499
$0.25	968,166	1.60		968,166
$0.25	633,333	1.65		633,333

	6,339,498	1.52	0.24	6,339,498	0.24

The warrants outstanding have an intrinsic value of $0 and $0 as of December 31, 2017 and 2016, respectively.

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	EQUITY BASED COMPENSATION

Equity based compensation is made up as follows:

	Year ended December 31, 2017	Year ended December 31, 2016

Stock option compensation charge	$18,066	$88,330
	$18,066	$88,330

12	OTHER INCOME (EXPENSE)

	Year ended December 31, 2017	Year ended December 31, 2016

License fee forgiven	$-	$200,000
Other	-	(6,333)
	$-	$193,667

Other income in the prior period includes the forgiveness of the $200,000 license fee due to Novas BVI during the prior period.

13	INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2017	Year ended December 31, 2016
	%	%
Tax expense at the federal statutory rate	(34)	(34)
State tax expense, net of the federal effect	(5)	(5)
Permanent timing differences	1	5
Deferred taxation rate change	243	-
Deferred income tax valuation allowance	(205)	34
	-	-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets
Net operating losses	$2,867,000	$4,703,000
Valuation allowance	(2,867,000)	(4,703,000)
	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2017 and December 31, 2016 was $2,867,000 and $4,703,000, respectively. The net change in the deferred income tax assets valuation allowance was $1,836,000 for the year ended December 31, 2017, including a decrease in the valuation allowance of $1,464,000 due to the federal tax rate change from 35% to 21% in terms of the Tax Cuts and Jobs Act, discussed below. In the prior year the valuation allowance increased by $1,507,000. The increase includes a true up of the previous year’s estimate of net operating losses.

As of December 31, 2017, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Our net operating loss carry-forwards of $11,026,000 begin to expire in 2032 and continue to expire through 2037. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017 and significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). The Act embraces a territorial system for the taxation of future foreign earnings and modifies certain business deductions by, among other changes, repealing the domestic production activities deduction, further limiting the deductibility of certain executive compensation and increasing the limitation on the deductibility of certain meals and entertainment expenses. On the other hand, the Act permits 100% bonus depreciation on assets placed in service through 2022 (with a phase-out period through 2026). The full effects of these changes will be reflected for the first time in the determination of income tax expense for the year ending December 31, 2018. The Company determined that it had no liability as of December 31, 2018 for the one-time transition tax on deemed repatriated earnings of foreign subsidiaries imposed by the Act.

The Company will evaluate the impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Act, beginning with the year ending December 31, 2018, the year for which it will first apply. The FASB has issued guidance stating that a company may elect to treat the additional taxes due in the United States as a result of GILTI inclusions as current period expenses when incurred or to include such amounts in the company’s determination of deferred taxes. The Company has not yet elected a method and will do so once the impact of GILTI has been evaluated.

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the year ended December 31, 2017 and 2016, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2017	Year ended December 31, 2016

Stock options	380,950	3,380,950
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	31,375,000	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	120,000,000	120,000,000
	162,095,448	165,095,448

15	RELATED PARTY TRANSACTIONS

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company entered into an Office Service Agreement on May 16, 2017 whereby it has a lease to use an office in a business center, together with all telecommunication services and access to conference rooms, kitchens and all utilities, the agreement is for a period of six months commencing on June 1, 2017 and terminated on November 30, 2017. The Company paid a monthly amount of $530 in terms of the Office Service Agreement.

PLEDGE PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	JOINT VENTURE

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

The Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with an affiliate (the “Purchaser”) of Ervington Investment Limited (“Ervington”), the current holder of a majority of the Company’s outstanding voting securities, pursuant to which the Company has agreed to sell to the Purchaser substantially all of its assets, including all pertinent intellectual property rights, comprising its business of implementing its plasma pulse technology, for $650,000 (the “Asset Sale”).  The Asset Purchase Agreement provided, among other things, that the Asset Sale is conditioned on its approval by holders of a majority of the Company’s voting securities, exclusive of the securities held by Ervington (a “majority of the minority”).

The Company had also entered into an agreement with Ervington (the “Share Repurchase Agreement”) to repurchase all of its outstanding securities held by Ervington for $8,500,000 (the “Share Repurchase”), which repurchase will occur at the same time as the Asset Sale.  The repurchase will constitute a change of control and upon consummation of the repurchase, Ivan Persiyanov, will resign from all positions he holds as an officer and director of the Company and its subsidiaries. After the completion of the Asset Sale, the Company expects to cease all activities related to its existing business while evaluating other business opportunities, which include potentially acquiring a technology and oilfield services business, of which two of the Company’s current directors (Messrs. Huemoeller and Zotos) own a minority equity interest. The Company has not entered into an agreement with any potential acquisition candidate and has only been in the early stages of discussion.

On March 23, 2018, after receipt of the approval of the majority shareholder, the majority of the minority shareholders, the Company sold substantially all of the Company’s assets for $650,000 and repurchased the outstanding securities held by Ervington for $8,500,000. On March 23, 2018, Mr. Persiyanov resigned as an officer and director and Mr. Zotos was appointed the interim Chief Executive Officer. On May 31, 2018, Mr. Zotos was also appointed as the Interim Chief Financial Officer.

On May 2, 2018, Christopher Headrick was appointed as a director.

On May 2, 2018, we issued to each of our three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date.

Other than disclosed above, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of December 31, 2017 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. Once we acquire a new business, we intend to retain additional individuals to remedy the ineffective controls. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was not effective as of and for the year ended December 31, 2017.

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

Item 9B. Other Information

On May 31, 2018, John Zotos, was appointed as our Interim Chief Financial Officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

John W. Huemoeller II (1)	62	Director (Former Chief Executive Officer/President/Chairman)

John Zotos (2)	57	Interim Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director

Christopher Headrick (3)	54	Director

(1)	On March 23, 2018, Mr. Huemoeller was appointed as Chairman of the Board. On January 1, 2016, Mr. Huemoeller resigned as our Chief Executive Officer and President.

(2)	On March 23, 2018, upon the resignation of Mr. Persiyanov, Mr. Zotos was appointed as the interim Chief Executive Officer and on May 31, 2018 he was appointed interim Chief Financial Officer. On March 6, 2013, Mr. Zotos was appointed as our Secretary and a director.

(3)	) On May 2, 2018, Mr. Headrick was appointed a director.

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

Christopher Headrick

Mr Headrick was appointed to the Board of Directors on May 2, 2018.Mr. Headrick has been serving as the Chief Executive Officer of Wyoming Energy Corp., a company engaged in the oil and gas business, since May 2012. Mr. Headrick is also the principal of Christopher Headrick LLC, an energy consulting firm he founded in June 2015. He also has served since February 2017 as the Chief Executive Officer of H2 Energy Group, a company engaged in the hydrogen energy production business.

Mr. Headrick was selected as a director due to his vast experience in the oil and gas industry.

Term of Office

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the board.

Employment Agreements and Arrangements

On March 23, 2017, Mr. Zotos was appointed as our Interim Chief Executive Officer in the place of Mr. Persiyanov who resigned as our Chief Executive Officer and Interim Chief Financial Officer. On May 31, 2018, Mr. Zotos was appointed as our Interim Chief Financial Officer. We have not entered into a written agreement with Mr. Zotos; however, Mr. Zotos has agreed to serve as the Interim Chief Executive Officer and Interim Chief Financial Officer for compensation of $10,000 per month

.

On April 17, 2015, Mr. Persiyanov was appointed to serve as our Chief Executive Officer. We did not enter into a written agreement with Mr. Persiyanov; however, Mr. Persiyanov has agreed to serve as the new President and Chief Executive Officer for compensation of $1 per year for the next twelve months.

On January 1, 2016, we entered into a three-year Employment Agreement with C. Brian Boutte (the “Original Boutte Employment Agreement”) to serve as our Chief Executive Officer. Under the Original Boutte Employment Agreement, for his service as our Chief Executive Officer, Mr. Boutte received an annual base salary of $265,000, and an annual performance bonus of up to 55% of his base salary, such bonus payable in cash or equity upon attainment of certain performance indicators established by our Board of Directors and Mr. Boutte. Upon commencement of employment, Mr. Boutte received a sign on bonus of $60,000. In connection with the entry into the Boutte Employment Agreement, Mr. Boutte was granted an option award exercisable for 3,000,000 shares of our common stock, which vest as to 1,000,000 shares on each of the one, two and three-year anniversary of the commencement of his employment. On December 31, 2016 we entered into a new employment agreement (the “Second Boutte Employment Agreement”) with Mr. Boutte that replaced the Original Boutte Employment Agreement. The Second Boutte Employment Agreement had a term of six months ending on June 30, 2016 and an annual base salary of $165,000.

On March 31, 2017, Mr. Boutte resigned as our Chief Executive Officer.

Employees

At December 31, 2016 we had one part-time employee.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ Stock Market. The Board has determined that Mr. Headrick is an independent director. Mr. Huemoeller is not independent due to his prior positions with our company and Novas and Mr. Zotos is not independent due to his current positions with our company.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. Messrs Huemoeller and. Zotos are aach “audit committee financial experts,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Upon evaluating our internal controls, our board of directors determined that our internal controls are not adequate to ensure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Pledge. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11. Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ivan Persiyanov, Former President ,CEO and interim CFO(1)	2017	-	-	-	-	-	-	-

Brian Boutte, President ,	2017	48,416	-	-	-	-	13,412	61,828
CEO and interim CFO(1)32)43)	2016	265,000	60,000	216,789	-	-	43,230	585,019

(1)	Mr. Persiyanov was appointed our Chief Executive Officer, President and Interim Chief Financial Officer on March 31, 2017 when Mr. Boutte resigned.

(2)	The amounts disclosed as bonus for Mr. Boutte represents a once-off signing bonus.

(3)	Mr. Boutte was awarded 3,000,000 options on January 1, 2016. These options were valued at $216,789 using a Black Scholes option pricing model. These options vested as to 1,000,000 shares on January 1, 2017. Mr. Boutte resigned as our Chief Executive Officer on March 31, 2017.

(4)	All other compensation for Mr. Boutte includes $16,985 for company contributed healthcare; $20,489 for company contributions to Mr. Boutte’s 401K plan and $5,756 for lease payments on a vehicle utilized by Mr. Boutte.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of December 31, 2017 for each Named Executive Officer.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiry date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Brian Boutte (1)	-	3,000,000	-	0.09	1/1/2021	-	-	-	-

Ivane Persiyanov (2)	-	-	-	-	-	-	-	-	-

(1)	Mr. Boutte was awarded five year options exercisable over 3,000,000 shares of common stock in terms of an employment agreement entered into with him. These options vest as to 1,000,000 on January 1, 2017, 1,000,000 on January 1, 2018 and 1,000,000 on January 1, 2019. Mr. Boutte resigned as our Chief Executive Officer on March 31, 2017 and the reaming unvested options were cancelled.

Option Exercises

No options were exercised during the year ended December 31, 2017.

Name	Grant Date	Number of securities underlying restricted stock awards	Number of securities underlying restricted stock awards Vested	Number of securities underlying restricted stock awards Not Vested	Grant date fair value of restricted stock awards ($ per share)

John Huemoeller	December 5, 2014	10,000,000	10,000,000	-	0.18

John Zotos	December 5, 2014	3,000,000	3,000,000	-	0.18

Directors Compensation

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the year ended December 31, 2017.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ivan Persiyanov	-	-	-	-	-	-	-

John Huemoeller(1)	25,000	-	-	-	-	-	25,000

John Zotos(1)(2)	25,000	-	-	-	-	18,125	43,125

(1)	Mr. Huemoeller and Mr. Zotos were paid directors fees from August 2017 at $5,000 per month.
(2)	Mr. Zotos provided consulting services to us in the form of secretarial duties through his company ZotoZulu that amounted to $18,125, disclosed under “all other compensation”.

None of our directors, who are not named executive officers have any options outstanding at December 31, 2017.

We also reimburse directors for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings and any other company related business.

The following table sets forth information relating to Restricted Stock awards outstanding for our directors who were not Named Executive Officers as at December 31, 2017.

Name	Grant Date	Number of securities underlying restricted stock awards	Number of securities underlying restricted stock awards Vested	Number of securities underlying restricted stock awards Not Vested	Grant date fair value of restricted stock awards ($ per share)

John Huemoeller	December 5, 2014	10,000,000	10,000,000	-	0.18

John Zotos	December 5, 2014	3,000,000	3,000,000	-	0.18

On May 2, 2018, we issued to each of our three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates beneficial ownership of our common stock, ownership of our series B Preferred Stock, and the total voting power of our shareholders as of May 8, 2018, by: (1) each person known by us to be the owner of more than 5% of our outstanding shares of Common Stock; (2) each person known to us to be the owner of more than 5% of our outstanding shares of Series B Preferred Stock ; (3) each of our directors; (4) each of our executive officers; and (5) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days of May 8, 2018. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Unless otherwise specified, the address of each of the individuals listed below is c/o Pledge Petroleum Corp., 11811 North Freeway, 5th Floor, Suite 513, Houston, TX 77060.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned (1)	Percentage of total voting power (2)

John Huemoeller	20,000,000	(3)	8.5%	8.5%
John Zotos	13,160,000	(4)	5.6%	5.5%
Christopher Headrick	10,000,000	(5)	4.2%	4.2%
Ivan Persiyanov	-	(6)	*	*
Brain Boutte	-	(7)	*	*

5% Shareholders
Demesne Holdings Limited	12,500,000	(8)	5.3%	5.2%
Viktoria Akhmetova	12,500,000	(9)	5.3%	5.2%
Charles Hoogland	4,000,000	**(10)	1.7%	1.7%

All officers and directors as a group (5 persons)	43,160,000		6.4%	6.3%

*	Less than 1%

**	Includes all of the outstanding shares of Series B Preferred Stock on an “as converted basis”

(1)	Based on 234,256,464 shares of common stock issued and outstanding as of May 8, 2018.

(2)	Based on the voting rights attached to each class of shares, which vote as a single class together with common stockholders. Each share of common stock exercises one vote per share, each Series B Preferred Stock exercises one hundred votes per share (for an aggregate of 4,000,000 votes based on 40,000 outstanding Series B Preferred Stock) on an “as converted basis” The outstanding and vested shares of common stock and preferred stock, as of May 8, 2018 are entitled to an aggregate of 238,256,464 votes.

(3)	Includes 20,000,000 shares of common stock. Mr. Huemoeller was granted 10,000,000 shares of our restricted stock. Mr. Huemoeller was granted 10,000,000 shares of our restricted stock in _May 2018 that vested as to 1/3 of the grant immediately, 1/3 of the grant on the one year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date.___.

(4)	Includes 3,000,000 shares of common stock. Mr. Zotos was granted 3,000,000 shares of restricted stock, 160,000 shares of common stock owned by the wife of Mr. Zotos and 10,000,000 shares of our restricted stock issued in May 2018 that vested as to 1/3 of the grant immediately, 1/3 of the grant on the one year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date.

(5)	Includes 10,000,000 shares of our restricted stock issued in May 2018 that vested as to 1/3 of the grant immediately, 1/3 of the grant on the one year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date
(6)	Mr. Boutte resigned as our Chief Executive Officer on March 31, 2017
(7)	Mr. Persiyanov resigned as an officer and director on March 23, 2018
(8)	Includes 12,500,000 shares of common stock held by Demesne Holdings Limited. The registered address is Heritage Plaza, Main Street, Charlestown, Nevis.
(9)	Includes 12,500,000 shares of common stock held by Viktoria Akhmetova, 100 9 Gzhatskaya Street, St Petersburg, 195220, Russia
(10)	Includes 40,000 shares of our Series B Preferred Stock convertible into 4,000,000 shares of our common stock. The 40,000 shares of Series B Preferred Stock represents 100% of the outstanding shares of Series B Preferred Stock. The address of the beneficial owner is Charles Hoogland, 2440 S. Willemoore, Springfield, Illinois 62704.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described under Executive Compensation and except for the Asset Sale and Share Repurchase, none of our directors and executive officers nor any person who beneficially owns, directly or indirectly, shares equaling more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since January 1, 2016.

Item 14. Principal Accountant Fees and Services

On February 3, 2016, the Company engaged RBSM LLP as our independent registered public accounting firm.

Service	Fiscal 2017	Fiscal 2016
Audit Fees	$55,500	$54,000
Audit-related Fees	-	-
Tax Fees	8,000	4,000
All Other Fees	-	-
	$63,500	$58,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.	Description

2.1	Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

2.2	Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation. (Incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

2.3	Exhibit and Plan of Reorganization dated June 14, 2010 between the Registrant, Designbyhumans.com (“DBH”) the DBH shareholders and DBH Acquisition Corporation (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010, File No. 000-53488).

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.3	By-Laws (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.4	Certificate of Designations Series B Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

3.5	Certificate of Designations Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

3.6	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

3.7	Certificate of Amendment to the Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017, File No. 000-53488).

4.1	2008 Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

4.3	Option Agreement between Steven M. Rhodes, Crystal Magic, Inc. and the Registrant (Incorporated herein by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

4.4	Form of Registration Rights Agreement between Propell (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2014 File No. 000-53488).

4.5	Form of Warrant (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

4.6	Form of Purchase Warrant to Paulson Investments, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2015, File No. 333-199292).

4.7	Investors Rights Agreement (Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

4.8	Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, File No. 000-53488).

4.9	Restricted Stock Grant (Incorporated herein by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, File No. 000-53488).

4.10	Form of Restricted Stock Grant Agreement (1)*

10.1	Crystal Magic, Inc. SBA Disaster Loan Control No. 9TFL-00512 dated December 19, 2001 (Incorporated herein by reference to Exhibit to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.2	Crystal Magic, Inc. SBA Loan No. PLP 399-356-4007 dated October 5, 2000 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.3	Crystal Magic, Inc. SBA Loan No. PLP 399-236-4004 dated October 4, 2000 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.4	Crystal Magic, Inc. SBA Loan No. PLP 309-109-4009 dated July 29, 1999 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.5	Indemnification Agreement between the Registrant and Steven M. Rhodes and Vicki L. Rhodes (Incorporated herein by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

10.6	Release, Termination and Restructuring Agreement between Registrant and Steven M. Rhodes dated April 8, 2009 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53488).

10.7	License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013, File No. 000-53488).

10.8	Addendum to License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

10.9	Securities Purchase Agreement for purchase of $750,000 of Series B Stock dated March 28, 2014 (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

10.10	Form of Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

10.11	Series C Preferred Stock Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

10.12	Stockholders Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

10.13	Indemnification Agreement (Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015 File No. 000-53488).

10.14	Amendment to the Series C Preferred Stock Purchase Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015, File Number 000-53488)

10.15	Operating Agreement of Novas Energy North America, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2015, File Number 000-53488)

10.16	Sublicense Agreement by and among Novas Energy USA, Inc., Novas Energy North America, LLC and Novas Energy Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2015, File Number 000-53488)

10.17	Allocation Side Agreement between Novas Energy USA, Inc. Technovita Technologies Corporation and Novas Energy North America, LLC dated November 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2015, File Number 000-53488)

10.18	Employment Agreement, dated January 1, 2016 by and between C. Brian Boutte and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2016, File Number 000-53488)*

10.19	Employment Agreement, dated March 1, 2016 by and between David S. Ramsey and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2016, File Number 000-53488)*

10.20	Amended Employment Agreement, effective as of December 31, 2016 by and between C. Brian Boutte and the Company (Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2017, File No. 000-53488)

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53488).

21	List of Subsidiaries of the Registrant(1)

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

99.1	Secondary Stock Purchase Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed herewith
*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

Item 16. 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PLEDGE PETROLEUM CORP.

By:	/s/ John Zotos
John Zotos
Interim Chief Executive Officer and
Interim Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting
Officer)

Date: May 31, 2018

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 31, 2018	By:	/s/ John Zotos
John Zotos, Secretary and Director

Date: May 31, 2018	By:	/s/ John Huemoeller
John Huemoeller, Director

Date: May 31, 2018	By:	/s/ Christopher Headrick
Christopher Headrick

