Form 10-Q
period 2018-03-31
PLEDGE PETROLEUM CORP
filed 2018-06-12
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The Registrant has 234,256,464 shares of common stock outstanding as of June 12, 2018.

Documents incorporated by reference: None

PLEDGE PETROLEUM CORP.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Pledge,” the “Company,” “we,” “us” and “our” refer to Pledge Petroleum Corp.

PLEDGE PETROLEUM CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLEDGE PETROLEUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets
Cash	$637,787	$749,620
Restricted cash	-	7,850,000
Prepaid expenses	17,209	25,816
Total Current Assets	654,996	8,625,436

Non-Current Assets
Plant and equipment, net	7,673	8,935
Deposits	530	530
Total Non-Current Assets	8,203	9,465
Total Assets	$663,199	$8,634,901

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$85,724	$38,849
Accrued expenses and other payables	43,426	27,852
Notes payable	3,000	3,000
Total Current Liabilities	132,150	69,701

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued as of March 31, 2018 and December 31, 2017 and 0 and 3,137,500 shares outstanding as of March 31, 2018 and December 31, 2017, respectively. (liquidation preference $251,000)	-	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding as of March 31, 2018 and December 31, 2017. (liquidation preference $480,000 )	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued as of March 31, 2018 and December 31, 2017 and 0 and 4,500,000 shares outstanding as of March 31, 2018 and December 31, 2017. (liquidation preference $14,750,000)	-	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, and 268,558,931 shares issued as of March 31, 2018 and December 31, 2017 and 204,256,464 and 268,558,931 shares outstanding as of March 31, 2018 and December 31, 2017, respectively.	204,257	268,559
Treasury Stock, 3,137,500 and 0 Series A-1 Convertible Preferred Stock, $0.01 par value, 4,500,000 and 0 Series C Convertible Preferred Stock, $0.001 par value and 64,302,467 and 0 Common Stock $0.001 par value, as of March 31, 2018 and December 31, 2017, respectively).	(8,428,060)	-
Additional paid-in-capital	28,053,296	27,403,296
Accumulated deficit	(19,298,484)	(19,114,333)
Total Stockholders' Equity	531,049	8,565,200
Total Liabilities and Stockholders' Equity	$663,199	$8,634,901

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	March 31	March 31
	2018	2017

Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Sales and Marketing	1,497	1,497
Professional fees	116,691	67,381
Consulting fees	8,260	19,131
General and administrative	71,200	120,867
Depreciation, amortization and impairment charges	1,262	1,555
Total Expense	198,910	210,431

Loss from Operations	(198,910)	(210,431)

Other income	14,658	-
Finance costs	101	(15)
Loss before Provision for Income Taxes	(184,151)	(210,446)

Provision for Income Taxes	-	-

Net loss	$(184,151)	$(210,446)

Undeclared Series B and Series C Preferred stock dividends	(8,877)	(154,356)

Net loss available to common stock holders	$(193,028)	$(364,802)

Net Loss Per Share - Basic and Diluted	$-	$-
Weighted Average Number of Shares Outstanding -
Basic and Diluted	262,843,156	268,558,931

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 30	March 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,151)	$(210,446)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,262	1,555
Equity based compensation charge	-	18,066
Changes in Assets and Liabilities
Prepaid expenses and other current assets	8,607	(23,655)
Accounts payable	46,875	(20,355)
Accrued liabilities	15,574	(19,814)
Cash Used in Operating Activities	(111,833)	(254,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of plant and equipment	650,000	-
Cash provided by investing activities	650,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Share repurchase	(8,500,000)	-
Cash used in financing activities	(8,500,000)	-

NET DECREASE IN CASH	(7,961,833)	(254,649)
CASH, INCLUDING RESTRICTED AT BEGINNING OF PERIOD	8,599,620	9,170,286
CASH AT END OF PERIOD	$637,787	$8,915,637

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See notes to the unaudited condensed consolidated financial statements

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2017.

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

Pledge Petroleum Corp – Parent Company

Novas Energy USA Inc. (wholly owned).

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2018 and December 31, 2017, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2018, the Company had cash balances of $637,787, of which $370,300 are not covered by the federally insured limits.

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

2	GOING CONCERN

The Company has cash balances of $637,787 as of March 31, 2018, which is not sufficient to meet current expenses for at least the next twelve month period. On March 23, 2018, after obtaining approval of the majority shareholder and the majority of the minority of the shareholders the Company sold substantially all of its assets for $650,000 and simultaneously therewith the entire shareholding of the majority shareholder, Ervington was purchased by the Company for gross proceeds of $8,500,000. The ability of the Company to conclude an acquisition based on current cash balances and continue as a going concern is uncertain.

4	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2018	December 31, 2017

Prepaid insurance	$16,376	$22,483
Prepaid professional fees	833	3,333
	$17,209	$25,816

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	March 31, 2018			December 31, 2017
	Cost	Accumulated depreciation	Net book value	Net book value

Furniture and equipment	6,700	(2,791)	3,909	4,243
Computer equipment	11,130	(7,366)	3,764	4,692

	$17,830	$(10,157)	$7,673	$8,935

Depreciation expense was $1,262 and $1,555 for the three months ended March 30, 2018 and 2017, respectively.

On March 23, 2018, the Company concluded an Asset Purchase Agreement with an affiliate (the “Purchaser”) of Ervington Investment Limited, the previous holder of a majority of the Company’s outstanding voting securities, pursuant to which the Company sold to the Purchaser substantially all of its assets, including all pertinent intellectual property rights, comprising its business of implementing its plasma pulse technology, for $650,000 (the “Asset Sale”).

The Asset Sale is to a related party and the profit realized of $650,000 was credited to additional paid in capital.

6	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017

Royalties Payable	$-	$14,653
Other	43,426	13,199
	$43,426	$27,852

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	STOCKHOLDERS’ EQUITY

a)	Common stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each. The Company has issued 268,558,931 shares of common stock as of March 31, 2018 and December 31, 2017, and has outstanding 204,256,464 and 268,558,931 shares of common stock as of March 31, 2018 and December 31, 2017, respectively.

On March 23, 2018, the Company concluded an Asset Sale agreement as discussed in note 5 above, simultaneously with the Asset Sale Agreement, the Company concluded a Share Repurchase Agreement with Ervington to repurchase all of the outstanding securities held by Ervington for $8,500,000 (the “Share Repurchase”).  The repurchase constituted a change of control. Upon conclusion of the Repurchase Agreement, Ivan Persiyanov, resigned from all positions he holds as an officer and director of the Company and its subsidiaries. After the completion of the Asset Sale, the Company ceased all activities related to its existing business while evaluating other business opportunities, which include potentially acquiring a technology and oilfield services business, of which two of the Company’s current directors (Messrs. Huemoeller and Zotos) own a minority equity interest. The Company has not entered into an agreement with any potential acquisition candidate and has only been in the early stages of discussion.

In terms of the above, the Company repurchased 64,302,467 shares of common stock from Ervington, which shares are being retained as treasury shares.

No shares were issued during the current period.

b)	Preferred stock

The Company has 10,000,000 authorized preferred shares with a par value of $0.001 each with 5,000,000 preferred shares designated as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), 500,000 preferred shares designated as Series B Preferred Stock and 4,500,000 preferred shares designated as Series C Preferred Stock.

In terms of the Share Repurchase Agreement entered into, discussed above, the Company repurchased 3,137,500 shares of Series A-1 Preferred Stock and 4,500,000 shares of Series C Preferred Stock from Ervington, which shares are being retained as treasury shares.

i)	Series A-1 Convertible Preferred Stock

The Company has designated 5,000,000 preferred shares as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), with 3,137,500 shares of Series A-1 Stock issued as of March 31, 2018 and December 31, 2017, and has outstanding 0 and 3,137,500 shares of Series A-1 Stock as of March 31, 2018 and December 31, 2017, respectively.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred stock (continued)

ii)	Series B Convertible Preferred Stock

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 40,000 Series B Shares issued and outstanding as of March 31, 2018 and December 31, 2017, which are convertible into 4,000,000 shares of common stock.

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

The Company has undeclared dividends on the Series B Preferred stock amounting to $172,504 as of March 31, 2018. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the three months ended March 31, 2018 takes into account these undeclared dividends.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred stock (continued)

iii)	Series C Convertible Preferred Stock

The Company has designated 4,500,000 preferred shares as Series C Convertible Preferred Stock (“Series C Shares”), with 4,500,000 shares of Series C Stock issued as of March 31, 2018 and December 31, 2017, and 0 and 4,500,000 shares of Series C Stock outstanding as of March 31, 2018 and December 31, 2017, respectively.

c)	Stock Options

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

At March 31, 2018 and December 31, 2017 there were 380,950 Plan options issued and outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of March 31, 2018.

No options were issued during the three months ended March 31, 2018 and the year ended December 31, 2017.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

A summary of all of our option activity during the period January 1, 2017 to March 31, 2018 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	3,380,950	$0.08 to $13.50	$0.18
Granted – non-plan options	-	-	-
Forfeited/cancelled	(3,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding December 31, 2017	380,950	$0.08 to $13.50	$0.90
Granted - non-plan options	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2018	380,950	$0.51 to $13.50	$0.90

Stock options outstanding as of March 31, 2018 and December 31, 2017 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	STOCKHOLDERS’ EQUITY (continued)

c)	Stock Options (continued)

The options outstanding and exercisable at March 31, 2018 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$13.50	3,480	1.21		3,480
$12.50	2,000	2.53		2,000
$8.50	500	3.25		500
$5.00	14,800	3.54		14,800
$0.65	36,924	5.00		36,924
$0.63	38,096	0.25		38,096
$0.51	285,150	2.04		285,150

	380,950	2.20	0.90	380,950	0.90

The Company has recorded an expense of $0 and $18,066 for the three months ended March 31, 2018 and 2017, respectively relating to options issued.

d)	Warrants

The warrants outstanding and exercisable at March 31, 2018 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.30	375,000	0.58		375,000
$0.25	1,751,667	1.24		1,751,667
$0.15	525,500	1.24		525,500
$0.25	1,508,333	1.34		1,508,333
$0.15	577,499	1.35		577,499
$0.25	968,166	1.35		968,166
$0.25	633,333	1.40		633,333

	6,339,498	1.27	0.24	6,339,498	0.24

The warrants outstanding have an intrinsic value of $0 and $0 as of March 31, 2018 and December 31, 2017, respectively.

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2018 and 2017, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017

Stock options	380,950	1,380,950
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	-	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	-	120,000,000
	10,720,448	163,095,448

9	RELATED PARTY TRANSACTIONS

On May 2, 2018, we issued to each of our three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date.

10	COMMITMENTS AND CONTINGENCIES

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

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	SUBSEQUENT EVENTS

On May 2, 2018, Christopher Headrick was appointed as a director.

On May 2, 2018, we issued to each of our three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date.

Other than disclosed above, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto presented herein and our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on May 31, 2018. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of many factors.

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

On May 2, 2018, Christopher Headrick was appointed as a director.

On May 31, 2018, Mr. Zotos was also appointed as the Company’s interim Chief Financial Officer.

Our Company

During the 2017 year, our management, at the direction of the Board of Directors, evaluated, considered, and brought forward various opportunities to acquire producing oil fields; however, an oil field meeting the criteria acceptable to the Board of Directors (which criteria include among other things, low general and administrative costs, ability to generate cash flow and ability to fully utilize the Plasma Pulse Technology (“PPT”)) had not been found. As a result, and in lieu of a potential dissolution, on March 23, 2018, we sold substantially all of our assets, including all pertinent intellectual property rights comprising our business of implementing plasma pulse technology (the “Asset Sale”), to Norma Investments Limited (“Norma”), the parent company of Ervington Investments Limited (“Ervington”), the then holder of a majority of our outstanding voting securities, for $650,000 pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Norma, dated February 12, 2018 (the “Asset Purchase Agreement”). In connection with the Asset Sale, we also repurchased all of our outstanding securities held by Ervington for $8,500,000 (the “Share Repurchase”) pursuant to a Share Purchase Agreement with Ervington, dated February 12, 2018 (the “Share Purchase Agreement”).

At this point, the Board is reevaluating its business plan and strategy and has reduced operating expenses, including staffing, in order to preserve capital, while the Board evaluates its options including the possible acquisition of a technology and an oilfield services business, of which two of our current directors own a minority equity interest .

We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $19,298,484 through March 31, 2018 and there can be no assurance that we will be able to achieve profitability.

3

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of March 31, 2018 and 2017, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended March 31, 2018 and March 31, 2017

Net revenues

Net revenues were $0 for the three months ended March 31, 2018 and 2017. The Company ceased substantially all operating activities during November 2016 whilst considering its future direction.

Cost of goods sold

Cost of goods sold was $0 for the three months ended March 31, 2018 and 2017.

Gross profit

Gross profit was $0 for the three months ended March 31, 2018 and 2017.

Total expenses

Total expenses were $198,910 and $210,431 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $11,521 or 5.5%. Total expenses consisted primarily of the following:

•	Professional fees were $116,691 and $67,381 for the three months ended March 31, 2018 and 2017, respectively, an increase of $49,310 or 72.7%. The increase is primarily due to; (i) an increase in legal fees of $21,797 due to legal activity related to the sale of substantially all of the assets related to the plasma pulse technology and the repurchase of the shareholding of our majority shareholder Ervington Investments, Ltd; (ii) an increase in accounting and audit related fees of $38,049 due to the delay in filing our quarterly results and annual results relating to 2017; (iii) an increase in SEC printing costs of $6,465; and an increase in transfer agent costs of $378 due to the proxy statement related to the sale of substantially all of our assets; offset by a decrease in corporate secretarial fees of $14,375, due the cancellation of an arrangement we had with ZotoZulu, a Company owned by our interim CEO and CFO , John Zotos.

•	Consulting fees were $8,260 and $19,131 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $10,871 or 56.8%. The decrease is primarily due to a decrease in merger and acquisition related consulting expenses of $4,131; and ii) a decrease in finance management consulting expenses of $6,740 due to lower activity during the current period.

•	General and administrative expenses were $71,200 and $120,867 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $49,667 or 41.1%. The decrease primarily consists of the following; (i) a reduction in payroll expenses of $58,896 due to the resignation of our previous CEO, Brian Boutte on March 31, 2017, the last full time employee of the Company; ii) a reduction in rent of $8,626 due to relocation to cheaper premises; and iii) a reduction in stock based compensation of $18,066 as all options are either vested or forfeited; offset by an increase in director’s fees of $30,000 due to an arrangement reached with our current directors who are paid a monthly fee for services provided.

•	Depreciation, and amortization and impairment charges was $1,262 and $1,555 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $293 or 18.8%.

4

Other income

Other income was $14,658 and $0 for the three months ended March 31, 2018 and 2017, respectively, an increase of $14,658 or 100.0%. The increase represents a reversal of a royalty expense which is no longer due.

Net loss

We incurred a net loss of $184,151 and $210,446, for the three months ended March 31, 2018 and 2017, respectively, a decrease of $26,295 or 12.5%, which consists primarily of the decrease in total expenses discussed above.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $8,877 and $154,356 has been disclosed for the three months ended March 31, 2018 and 2017. This amount represents the dividends that are due, but remain undeclared, to Series B stock holders and Series C preferred stock holders in the prior period.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $193,028 and $364,802 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $171,774 or 47.1% which consists of the various items discussed above.

Liquidity and Capital Resources.

Although we had cash balances of $637,787 as of March 31, 2018, we have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities. We have recently disposed of substantially all of our assets for $650,000 and simultaneously therewith acquired the entire shareholding of Ervington, for gross proceeds of $8,500,000. We are actively looking to acquire businesses in a similar field which may require substantial cash.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have incurred an accumulated deficit of $19,298,484 through March 31, 2018 and incurred a negative cash flow from operations of $111,833 for the three months ended March 31, 2018.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s interim Chief Executive Officer (“CEO”), who also serves as our interim principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim CEO who also serves as our interim principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2018 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s interim CEO, as appropriate, to allow timely decisions regarding required disclosure. Once we acquire a new business, we intend to retain additional individuals to remedy the ineffective controls. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended March 31, 2018

None.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

6

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

DATE: June 12, 2018	PLEDGE PETROLEUM CORP.
(Registrant)

	By:	/s/ John Zotos
John Zotos, Interim President and interim Chief Executive Officer and interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

7