Form 10-Q
period 2018-06-30
PLEDGE PETROLEUM CORP
filed 2018-08-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-53488

PLEDGE PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

1701 Commerce Street, 2nd Floor

HOUSTON, Texas. 77002

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

The Registrant has 234,256,464 shares of common stock outstanding as of August 13, 2018.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Pledge,” the “Company,” “we,” “us” and “our” refer to Pledge Petroleum Corp.

PLEDGE PETROLEUM CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLEDGE PETROLEUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets
Cash	$379,232	$749,620
Restricted cash	-	7,850,000
Prepaid expenses	16,262	25,816
Total Current Assets	395,494	8,625,436

Non-Current Assets
Plant and equipment, net	6,410	8,935
Deposits	1,750	530
Total Non-Current Assets	8,160	9,465
Total Assets	$403,654	$8,634,901

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$48,838	$38,849
Accrued expenses and other payables	6,654	27,852
Notes payable	3,000	3,000
Total Current Liabilities	58,492	69,701

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued, 0 and 3,137,500 shares outstanding at June 30, 2018 and December 31, 2017, respectively. (liquidation preference $251,000)	-	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding at June 30 2017 and December 31, 2017, respectively. (liquidation preference $480,000)	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued, 0 and 4,500,000 shares outstanding at June 30, 2018 and December 31, 2017, respectively. (liquidation preference $14,750,000)	-	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 268,558,931 shares issued, 234,256,464 and 268,558,931 shares outstanding at June 30, 2018 and December 31, 2017, respectively.	234,257	268,559
Treasury Stock	(8,428,060)	-
Additional paid-in-capital	28,139,964	27,403,296
Accumulated deficit	(19,601,039)	(19,114,333)
Total Stockholders' Equity	345,162	8,565,200
Total Liabilities and Stockholders' Equity	$403,654	$8,634,901

See notes to the unaudited condensed consolidated financial statements

F- 1

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30	June 30	June 30	June 30
	2018	2017	2018	2017

Net Revenue	$-	$25,000	$-	$25,000

Cost of Goods Sold	-	-	-	-

Gross Profit	-	25,000	-	25,000

Sales and Marketing	1,497	1,497	2,994	2,994
Professional fees	41,824	83,606	158,515	148,361
Consulting fees	64,890	8,305	73,150	27,436
General and administrative	193,084	46,991	264,284	170,482
Depreciation, amortization and impairment charges	1,263	1,311	2,525	2,866
Total Expense	302,558	141,710	501,468	352,139

Loss from Operations	(302,558)	(116,710)	(501,468)	(327,139)

Other income	-	-	14,658	-
Finance costs	4	59	105	44
Loss before Provision for Income Taxes	(302,554)	(116,651)	(486,705)	(327,095)

Provision for Income Taxes	-	-	-	-

Net loss	(302,554)	(116,651)	(486,705)	(327,095)

Undeclared Series B and Series C Preferred stock dividends	(8,975)	(156,071)	(17,852)	(310,427)

Net loss available to common stock holders	$(311,529)	$(272,722)	$(504,557)	$(637,522)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding - Basic and Diluted	210,739,980	268,558,931	236,647,637	268,558,931

See notes to the unaudited condensed consolidated financial statements

F- 2

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30	June 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(486,705)	$(327,095)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,525	2,866
Deposit forfeited		6,968
Equity based compensation charge	116,667	18,066
Changes in Assets and Liabilities
Prepaid expenses and other current assets	9,554	(8,125)
Accounts payable	9,988	48,618
Accrued liabilities	(21,198)	(19,815)
Cash Used in Operating Activities	(369,169)	(278,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of plant and equipment	650,000	-
Investment in deposit	(1,220)	(530)
Cash provided by (used in) investing activities	648,780	(530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share repurchase	(8,500,000)	-
Cash used in financing activities	(8,500,000)	-

NET DECREASE IN CASH	(8,220,389)	(279,047)
CASH AT BEGINNING OF PERIOD	8,599,620	9,170,286
CASH AT END OF PERIOD	$379,232	$8,891,239

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See notes to the unaudited condensed consolidated financial statements

F- 3

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the six months ended June 30, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”).

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

Pledge Petroleum Corp – Parent Company

Nova’s Energy USA Inc. (wholly owned).

F- 4

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.

The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

The impact of this ASU on the Company’s financial statements is not expected to be material.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements.

The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests.

The amendments in this Update provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: 1. The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same. 2. The lease component, if accounted for separately, would be classified as an operating lease.

The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted.

The Company is currently considering the impact this ASU will have on its financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

F- 5

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2018 and December 31, 2017, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2018, the Company had cash balances of $379,232, of which $79,435 are not covered by the federally insured limits.

F- 6

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

The Company has cash balances of $379,232 as of June 30, 2018, which is not sufficient to meet current expenses for at least the next twelve month period. On March 23, 2018, after obtaining approval of the majority shareholder and the majority of the minority of the shareholders the Company sold substantially all of its assets for $650,000 and simultaneously therewith the entire shareholding of the majority shareholder, Ervington, was purchased by the Company for gross proceeds of $8,500,000. The ability of the Company to conclude an acquisition based on current cash balances and continue as a going concern is uncertain.

3	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2018	December 31, 2017

Prepaid insurance	$13,762	$22,483
Prepaid professional fees	2,500	3,333
	$16,262	$25,816

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	June 30, 2018			December 31, 2017
	Cost	Accumulated depreciation	Net book value	Net book value

Furniture and equipment	6,700	(3,127)	3,573	4,243
Computer equipment	11,130	(8,293)	2,837	4,692

	$17,830	$(11,420)	$6,410	$8,935

Depreciation expense was $1,263 and $1,311 for the three months ended June 30, 2018 and 2017, respectively, and $2,525 and $2,866 for the six months ended June 30, 2018 and 2017, respectively.

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

F- 7

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2018	December 31, 2017

Royalties Payable	$-	$14,653
Other	6,654	13,199
	$6,654	$27,852

6	STOCKHOLDERS’ EQUITY

a)	Common stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each. The Company has issued 298,558,931 and 268,558,931 shares of common stock as of June 30, 2018 and December 31, 2017 respectively, and has outstanding 234,256,464 and 268,558,931 shares of common stock as of June 30, 2018 and December 31, 2017, respectively.

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

On May 2, 2018 the Company issued 30,000,000 restricted shares of common stock to the directors of the Company as compensation for services rendered. These shares vest as to one third immediately, one third on May 2, 2019 and one third on May 2, 2020.

The restricted stock granted and exercisable at June 30, 2018 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date price	Number granted	Weighted average exercise price	Number vested	Weighted average exercise price

$0.01	30,000,000	$0.01	30,000,000	$0.01

The Company recorded an expense of $116,667 and $0 for the three and six months ended June 30, 2018 and 2017, respectively, related to the restricted stock options granted to the directors.

b)	Preferred stock

The Company has 10,000,000 authorized preferred shares with a par value of $0.001 each, with 5,000,000 preferred shares designated as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), 500,000 preferred shares designated as Series B Preferred Stock and 4,500,000 preferred shares designated as Series C Preferred Stock.

In terms of the Share Repurchase Agreement entered into, discussed above, the Company repurchased 3,137,500 shares of Series A-1 Preferred Stock and 4,500,000 shares of Series C Preferred Stock from Ervington, which shares are being retained as treasury shares.

i)	Series A-1 Convertible Preferred Stock

The Company has designated 5,000,000 preferred shares as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), with 3,137,500 shares of Series A-1 Stock issued as of June 30, 2018 and December 31, 2017, and has outstanding 0 and 3,137,500 shares of Series A-1 Stock as of June 30, 2018 and December 31, 2017, respectively.

F- 8

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred stock (continued)

ii)	Series B Convertible Preferred Stock

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 40,000 Series B Shares issued and outstanding as of June 30, 2018 and December 31, 2017, which are convertible into 4,000,000 shares of common stock.

The rights, privileges and preferences of the Series B Shares are summarized as follows:

Conversion

The holders of the Series B Preferred Shares have conversion rights as follows:

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

(d)

All shares of Common Stock issued upon conversion of Series B Shares will upon issuance be validly issued, fully paid and non-assessable. All certificates representing Series B Shares surrendered for conversion will be appropriately cancelled on the books of the Company and the shares so converted represented by such certificates will be restored to the status of authorized but unissued shares of preferred stock of the Company.

Company Redemption

The Company has the right, at any time after the date the Series B Shares have been issued, to redeem all or a portion of any Holder's Series B Shares at a price per Series B Share equal to the issue price per Series B Share multiplied by 120%

Voting Rights

Each holder of Series B Shares is entitled to vote on all matters submitted to a vote of the stockholders of the Company and is entitled to votes equal to the number of shares of Common Stock into which Series B Shares could be converted, and the holders of shares of Series B Shares and Common Stock will vote together as a single class on all matters submitted to the stockholders of the Company.

F- 9

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred stock (continued)

ii)	Series B Convertible Preferred Stock (continued)

Dividends

(a)	The holders of the Series B Shares are entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year (“Dividend Date”). Such dividends accrue on any given share from the day of original issuance of such share. Such dividends are cumulative, whether or not declared by the Board of Directors, but are non-compounding.

(b)	Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share.

(c)	Nothing contained herein is deemed to establish or require any payment or other charges in excess of the maximum permitted by applicable law.

(d)	In the event that pursuant to applicable law or contract the Company is prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares are entitled, the cash amount available pursuant to applicable law or contract will be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares will be payable in cash.

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

The Company has undeclared dividends on the Series B Preferred stock amounting to $181,479 as of June 30, 2018. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the six months ended June 30, 2018 takes into account these undeclared dividends.

F- 10

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred stock (continued)

iii)	Series C Convertible Preferred Stock

The Company has designated 4,500,000 preferred shares as Series C Convertible Preferred Stock (“Series C Shares”), with 4,500,000 shares of Series C Stock issued as of June 30, 2018 and December 31, 2017, and 0 and 4,500,000 shares of Series C Stock outstanding as of June 30, 2018 and December 31, 2017, respectively.

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

At June 30, 2018 and December 31, 2017 there were 380,950 Plan options issued, and 342,854 and 380,950 outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of June 30, 2018.

No options were issued during the six months ended June 30, 2018 and the year ended December 31, 2017.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

A summary of all of our option activity during the period January 1, 2017 to June 30, 2018 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	3,380,950	$0.08 to $13.50	$0.18
Granted – non-plan options	-	-	-
Forfeited/cancelled	(3,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding December 31, 2017	380,950	$0.08 to $13.50	$0.90
Granted - non-plan options	-	-	-
Forfeited/cancelled	(38,096)	0.63	-
Exercised	-	-	-
Outstanding June 30, 2018	342,854	$0.51 to $13.50	$0.93

Stock options outstanding as of June 30, 2018 and December 31, 2017 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

F- 11

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	STOCKHOLDERS’ EQUITY (continued)

c)	Stock Options (continued)

The options outstanding and exercisable at June 30, 2018 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$13.50	3,480	0.96		3,480
$12.50	2,000	2.28		2,000
$8.50	500	3.00		500
$5.00	14,800	3.29		14,800
$0.65	36,924	4.75		36,924
$0.51	285,150	1.79		285,150

	342,854	2.17	0.93	342,854	0.93

The Company has recorded an expense of $0 and $18,066 for the six months ended June 30, 2018 and 2017, respectively relating to options issued.

d)	Warrants

The warrants outstanding and exercisable at June 30, 2018 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.30	375,000	0.33		375,000
$0.25	1,751,667	0.99		1,751,667
$0.15	525,500	0.99		525,500
$0.25	1,508,333	1.09		1,508,333
$0.15	577,499	1.10		577,499
$0.25	968,166	1.10		968,166
$0.25	633,333	1.15		633,333

	6,339,498	1.02	0.24	6,339,498	0.24

The warrants outstanding have an intrinsic value of $0 and $0 as of June 30, 2018 and December 31, 2017, respectively.

F- 12

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months and six months ended June 30, 2018 and 2017, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three and six months ended June 30, 2018	Three and six months ended June 30, 2017

Stock options	342,854	380,950
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	-	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	-	120,000,000
Restricted common stock	20,000,000	-
	30,682,352	162,095,448

8	RELATED PARTY TRANSACTIONS

On May 2, 2018, we issued to each of our three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date.

9	COMMITMENTS AND CONTINGENCIES

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

F- 13

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F- 14

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

At this point, the Board is re-evaluating its business plan and strategy and has reduced operating expenses, including staffing, in order to preserve capital, while the Board evaluates its options including the possible acquisition of a technology and an oilfield services business, of which two of our current directors own a minority equity interest.

We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $19,601,039 through June 30, 2018 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of June 30, 2018 and 2017, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended June 30, 2018 and June 30, 2017

Net revenues

Net revenues were $0 and $25,000 for the three months ended June 30, 2018 and 2017 respectively. The revenue during the prior period was derived from one well treatment in Mexico. The Company ceased substantially all operating activities during November 2016 whilst considering its future direction.

Cost of goods sold

Cost of goods sold was $0 for the three months ended June 30, 2018 and 2017.

Gross profit

Gross profit was $0 and $25,000 for the three months ended June 30, 2018 and 2017 respectively.

Total expenses

Total expenses were $302,558 and $141,710 for the three months ended June 30, 2018 and 2017, respectively, an increase of $160,848 or 113.5%. Total expenses consisted primarily of the following:

•	Professional fees were $41,824 and $83,606 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $41,782 or 50.0%. The decrease is primarily due to; (i) a decrease in legal fees of $4,037 due to a reduction in corporate activity; (ii) a decrease in accounting and audit related fees of $33,757 due to the delay in filing our quarterly results and annual results relating to 2017; (iii) a decrease in corporate secretarial fees of $3,750, due the cancellation of an arrangement we had with ZotoZulu, a Company owned by our interim CEO and CFO , John Zotos; offset by an increase in SEC printing costs of $2,536.

•	Consulting fees were $64,890 and $8,305 for the three months ended June 30, 2018 and 2017, respectively, an increase of $56,585 or 681.3%. The increase is primarily due to a technical consultant employed to analyse potential future business opportunities. The prior year expense related to merger and acquisition activity.

•	General and administrative expenses were $193,084 and $46,991 for the three months ended June 30, 2018 and 2017, respectively, an increase of $146,093 or 310.9%. The increase primarily consists of the following; (i) an increase in director’s fees of $35,000 due to an arrangement reached with our current directors who are paid a monthly fee for services provided; (ii) an increase in meals and entertainment of $4,520 due to expenses incurred by our directors; (iii) an increase in travel expenses of $6,911 due travel expenses incurred by our directors on corporate activity and sourcing potential new business; and (iv) an increase in stock based compensation of $116,667 due to restricted stock granted to our three directors; offset by (v) a reduction in rent of $6,311 due to relocation to cheaper premises; (vi) a reduction in insurance expense of $6,813 due to lower premiums on reduced insurance exposure; and (vii) a reduction in franchise taxes of $3,772.

•	Depreciation, and amortization and impairment charges was $1,263 and $1,311 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $48 or 3.7%.

Other income

Other income was $0 and $0 for the three months ended June 30, 2018 and 2017, respectively.

Net loss

We incurred a net loss of $302,554 and $116,651, for the three months ended June 30, 2018 and 2017, respectively, an increase of $185,903 or 159.4%, which consists primarily of the increase in total expenses discussed above.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $8,975 and $156,071 has been disclosed for the three months ended June 30, 2018 and 2017. This amount represents the dividends that are due, but remain undeclared, to Series B stock holders and to Series C preferred stock holders in the prior period.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $311,529 and $272,722 for the three months ended June 30, 2018 and 2017, respectively, an increase of $38,807 or 14.2% which consists of the various items discussed above.

Results of Operations for the six months ended June 30, 2018 and June 30, 2017

Net revenues

Net revenues were $0 and $25,000 for the six months ended June 30, 2018 and 2017 respectively. The revenue during the prior period was derived from one well treatment in Mexico. The Company ceased substantially all operating activities during November 2016 whilst considering its future direction.

Cost of goods sold

Cost of goods sold was $0 for the six months ended June 30, 2018 and 2017.

Gross profit

Gross profit was $0 and $25,000 for the six months ended June 30, 2018 and 2017 respectively.

Total expenses

Total expenses were $501,468 and $352,139 for the six months ended June 30, 2018 and 2017, respectively, an increase of $149,329 or 42.4%. Total expenses consisted primarily of the following:

•	Professional fees were $158,515 and $148,361 for the six months ended June 30, 2018 and 2017, respectively, an increase of $10,154 or 6.8%. The increase is primarily due to; (i) an increase in legal fees of $14,987 due to legal activity related to the sale of substantially all of the assets related to the plasma pulse technology and the repurchase of the shareholding of our majority shareholder Ervington Investments, Ltd; (ii) an increase in accounting and audit related fees of $4,291 and SEC printing costs of $9,001 due to the delay in filing our quarterly results and annual results relating to 2017; offset by a decrease in corporate secretarial fees of $18,125, due the cancellation of an arrangement we had with ZotoZulu, a Company owned by our interim CEO and CFO , John Zotos.

•	Consulting fees were $73,150 and $27,436 for the six months ended June 30, 2018 and 2017, respectively, an increase of $45,714 or 166.6%. The increase is primarily due to an increase in technical consulting fees of $58,150 due to a technical consultant employed to analyse potential future business opportunities, offset by a decrease in merger and acquisition related consulting expenses of $12,436.

•	General and administrative expenses were $264,284 and $170,482 for the six months ended June 30, 2018 and 2017, respectively, an increase of $93,802 or 55.0%. The increase primarily consists of the following; (i) an increase in director’s fees of $65,000 due to an arrangement reached with our current directors who are paid a monthly fee for services provided; (ii) an increase in meals and entertainment of $6,221 due to expenses incurred by our directors in seeking new business opportunities; (iii) an increase in travel expenses of $4,903 due our directors seeking new business opportunities; and (iv) an increase in stock based compensation of $98,601 due to restricted stock awards to our directors during the current period and option expense in the prior period; offset by (v) a reduction in rent of $14,937 due to relocation to cheaper premises; (vi) a reduction in insurance expense of $9,307 due to lower premiums on reduced insurance exposure; (vii) a reduction in franchise taxes of $2,768; and (viii) a reduction in salary expense of $58,896 due to the resignation of our CEO in the prior period.

•	Depreciation, and amortization and impairment charges was $2,525 and $2,866 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $341 or11.9%.

Other income

Other income was $14,658 and $0 for the six months ended June 30, 2018 and 2017, respectively, an increase of $14,658 or 100.0%. The increase represents a reversal of a royalty expense which is no longer due.

Net loss

We incurred a net loss of $486,705 and $327,095, for the six months ended June 30, 2018 and 2017, respectively, an increase of $159,610 or 48.8%, which consists primarily of the increase in total expenses discussed above.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $17,852 and $310,427 has been disclosed for the six months ended June 30, 2018 and 2017. This amount represents the dividends that are due, but remain undeclared, to Series B stock holders and Series C preferred stock holders in the prior period.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $504,557 and $637,522 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $132,965 or 20.9% which consists of the various items discussed above.

Liquidity and Capital Resources

Although we had cash balances of $379,232 as of June 30, 2018, we have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities. We have recently disposed of substantially all of our assets for $650,000 and simultaneously therewith acquired the entire shareholding of Ervington, for gross proceeds of $8,500,000. We are actively looking to acquire businesses in a similar field which may require substantial cash.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have incurred an accumulated deficit of $19,601,039 through June 30, 2018 and incurred a negative cash flow from operations of $369,169 for the six months ended June 30, 2018.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s interim Chief Executive Officer (“CEO”), who also serves as our interim principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim CEO who also serves as our interim principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2018 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s interim CEO, as appropriate, to allow timely decisions regarding required disclosure. Once we acquire a new business, we intend to retain additional individuals to remedy the ineffective controls. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the six months ended June 30, 2018

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

DATE: August 14, 2018	PLEDGE PETROLEUM CORP.
(Registrant)

	By:	/s/ John Zotos
John Zotos, Interim President and interim Chief Executive Officer and interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

