Form 10-Q
period 2018-09-30
PLEDGE PETROLEUM CORP
filed 2018-11-14
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant has 234,256,464 shares of common stock outstanding as of November 13, 2018.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Pledge,” the “Company,” “we,” “us” and “our” refer to Pledge Petroleum Corp.

PLEDGE PETROLEUM CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLEDGE PETROLEUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets
Cash	$160,067	$749,620
Restricted Cash	-	7,850,000
Prepaid expenses	6,010	25,816
Total Current Assets	166,077	8,625,436

Non-Current Assets
Plant and equipment, net	5,148	8,935
Deposits	1,750	530
Total Non-Current Assets	6,898	9,465
Total Assets	$172,975	$8,634,901

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$23,414	$38,849
Accrued expenses and other payables	31,154	27,852
Notes payable	3,000	3,000
Total Current Liabilities	57,568	69,701

Stockholders' Equity
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, 3,137,500 shares issued, 0 and 3,137,500 shares outstanding at September 30, 2018 and December 31, 2017 respectively. (liquidation preference $251,000)	-	3,138
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000 )	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, 4,500,000 issued, 0 and 4,500,000 shares outstanding at September 30, 2018 and December 31, 2017 respectively. (liquidation preference $14,750,000)	-	4,500
Common stock, $0.001 par value; 500,000,000 shares authorized, 298,558,931 and 268,558,931 shares issued, 234,256,464 and 268,558,931 shares outstanding at September 30, 2018 and December 31, 2017 respectively.	234,257	268,559
Treasury Stock	(8,428,060)	-
Additional paid-in-capital	28,164,964	27,403,296
Accumulated deficit	(19,855,794)	(19,114,333)
Total Stockholders' Equity	115,407	8,565,200
Total Liabilities and Stockholders' Equity	$172,975	$8,634,901

See notes to the unaudited condensed consolidated financial statements

F - 1

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September,	September,	September,	September,
	2018	2017	2018	2017

Net Revenue	$-	$-	$-	$25,000

Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	-	25,000

Sales and Marketing	1,497	1,497	4,491	4,491
Professional fees	66,766	73,887	225,281	222,249
Consulting fees	61,100	6,800	134,250	34,236
General and administrative	124,134	53,076	388,415	223,558
Depreciation, amortization and impairment charges	1,262	1,263	3,787	4,128
Total Expense	254,759	136,523	756,224	488,662

Loss from Operations	(254,759)	(136,523)	(756,224)	(463,662)

Other income	-	-	14,658	-
Finance costs	-	432	105	476
Loss before Provision for Income Taxes	(254,759)	(136,091)	(741,461)	(463,186)

Provision for Income Taxes	-	-	-	-

Net loss	(254,759)	(136,091)	(741,461)	(463,186)

Undeclared Series B and Series C Preferred stock dividends	(9,074)	(157,786)	(26,926)	(468,214)

Net loss available to common stock holders	$(263,833)	$(293,877)	$(768,387)	$(931,400)

Net Loss Per Share - Basic and Diluted	$-	$-	$-	$-
Weighted Average Number of Shares Outstanding -
Basic and Diluted	220,669,507	268,558,931	229,101,894	268,558,931

See notes to the unaudited condensed consolidated financial statements

F - 2

PLEDGE PETROLEUM CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September, 30	September, 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(741,461)	$(463,186)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,787	4,128
Deposit forfeited	-	6,968
Equity based compensation charge	141,667	18,066
Changes in Assets and Liabilities

Prepaid expenses and other current assets	19,806	6,257
Accounts payable	(15,435)	33,629
Accrued liabilities	3,302	(19,815)
Cash Used in Operating Activities	(588,334)	(413,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of plant and equipment	650,000	-
Investment in deposit	(1,220)	(530)
Cash provided by (used in) investing activities	648,780	(530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share repurchase	(8,500,000)	-
Cash used in financing activities	(8,500,000)	-

NET DECREASE IN CASH	(8,439,553)	(414,483)
CASH AT BEGINNING OF PERIOD	8,599,620	9,170,286
CASH AT END OF PERIOD	$160,067	$8,755,803

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See notes to the unaudited condensed consolidated financial statements

F - 3

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the nine months ended September 30, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”).

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

Pledge Petroleum Corp – Parent Company

Nova’s Energy USA Inc. (wholly owned).

F - 4

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Changes to the Disclosure Requirements for Fair Value Measurement.

The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.

Removals

The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy
2.	The policy for timing of transfers between levels
3.	The valuation processes for Level 3 fair value measurements
4.	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications

The following disclosure requirements were modified in Topic 820:

1.	In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.
2.	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.
3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions

The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period
2.	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date.

The impact of this ASU on the Company’s financial statements is not expected to be material.

F - 5

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Recent Accounting Pronouncements (continued)

In August , the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal – Use Software (Subtopic 350-40).

The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this Update.

The amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity (customer) in a hosting arrangement that is a service contract determines which project stage (that is, preliminary project stage, application development stage, or postimplementation stage) an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and postimplementation stages are expensed as the activities are performed.

The amendments in this Update also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The term of the hosting arrangement includes the non-cancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. The entity also is required to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets. The amendments in this Update clarify that the capitalized implementation costs related to each module or component of a hosting arrangement that is a service contract are also subject to the guidance in Subtopic 360-10 on abandonment.

The amendments in this Update also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities.

The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

The impact of this ASU on the Company’s financial statements is not expected to be material.

F - 6

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Recent Accounting Pronouncements

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities.

Under the amendments in this Update, a private company (reporting entity) may elect not to apply Variable Interest Entity (“VIE”) guidance to legal entities under common control (including common control leasing arrangements) if both the parent and the legal entity being evaluated for consolidation are not public business entities. The accounting alternative provides an accounting policy election that a private company will apply to all current and future legal entities under common control that meet the criteria for applying this alternative. In other words, the alternative cannot be applied to select common control arrangements that meet the criteria for applying this accounting alternative. If the alternative is elected, a private company should continue to apply other consolidation guidance, particularly the voting interest entity guidance, unless another scope exception applies.

Under the accounting alternative, a private company should provide detailed disclosures about its involvement with and exposure to the legal entity under common control. Effectively, the amendments in this Update expand the private company alternative provided by Accounting Standards Update No. 2014-07, Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements, not to apply the VIE guidance to qualifying common control leasing arrangements. Because the private company accounting alternative in this Update applies to all common control arrangements that meet specific criteria and not just leasing arrangements, the amendments in Update 2014-07 are superseded by the amendments in this Update.

Decision-Making Fees

Indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE.

For entities other than private companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this Update are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities are required to apply the amendments in this Update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted.

The impact of this ASU on the Company’s financial statements is not expected to be material.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

F - 7

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ACCOUNTING POLICIES AND ESTIMATES (continued)

d)	Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities and; the valuation allowance for deferred tax assets due to continuing operating losses.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2018, the Company had cash balances of $160,067, of which all are covered by the federally insured limits.

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

F - 8

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	GOING CONCERN

The Company has cash balances of $160,067 as of September 30, 2018, which is not sufficient to meet current expenses for at least the next twelve month period from November 14, 2018. On March 23, 2018, after obtaining approval of the majority shareholder and the majority of the minority of the shareholders the Company sold substantially all of its assets for $650,000 and simultaneously therewith the entire shareholding of the majority shareholder, Ervington, was purchased by the Company for gross proceeds of $8,500,000. Substantial doubt exists about the Company’s ability to continue as a going concern, there are no immediate plans to raise additional funding through equity or debt issuances and the ability to conclude a suitable acquisition without additional resources is uncertain.

3	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30, 2018	December 31, 2017

Prepaid insurance	$6,010	$22,483
Prepaid professional fees	-	3,333
	$6,010	$25,816

4	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	September 30, 2018			December 31, 2017
	Cost	Accumulated depreciation	Net book value	Net book value

Furniture and equipment	$6,700	$(3,462)	$3,238	$4,243
Computer equipment	11,130	(9,220)	1,910	4,692

	$17,830	$(12,682)	$5,148	$8,935

Depreciation expense was $1,263 and $1,263 for the three months ended September 30, 2018 and 2017, respectively, and $3,787 and $4,128 for the nine months ended September 30, 2018 and 2017, respectively.

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

F - 9

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2018	December 31, 2017

Royalties Payable	$-	$14,653
Other	1,154	13,199
Audit Fee Accrual	30,000	-
	$31,154	$27,852

6	STOCKHOLDERS’ EQUITY

a)	Common stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 each. The Company has 298,558,931 and 268,558,931 shares of common stock issued as of September 30, 2018 and December 31, 2017 respectively, and has 234,256,464 and 268,558,931 shares of common stock outstanding as of September 30, 2018 and December 31, 2017, respectively.

On March 23, 2018, the Company concluded an Asset Sale Agreement as discussed in note 5 above, simultaneously with the Asset Sale Agreement, the Company concluded a Share Repurchase Agreement with Ervington to repurchase all of the outstanding securities held by Ervington for $8,500,000 (the “Share Repurchase”).  The repurchase constituted a change of control. Upon conclusion of the Repurchase, Ivan Persiyanov, resigned from all positions he holds as an officer and director of the Company and its subsidiaries. After the completion of the Asset Sale, the Company ceased all activities related to its existing business while evaluating other business opportunities

In terms of the above, the Company repurchased 64,302,467 shares of common stock from Ervington, which shares are being retained as treasury shares.

On May 2, 2018 the Company issued 30,000,000 restricted shares of common stock to the directors of the Company as compensation for services rendered. These shares vest as to one third immediately, one third on May 2, 2019 and one third on May 2, 2020.

The restricted stock granted and exercisable at September 30, 2018 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date price	Number granted	Weighted average exercise price	Number vested	Weighted average exercise price

$0.01	30,000,000	$0.01	10,000,000	$0.01

The Company recorded an expense of $25,000 and $141,667 for the three and nine months ended September 30, 2018, respectively, related to the restricted stock options granted to the directors.

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

The Company has designated 5,000,000 preferred shares as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), with 3,137,500 shares of Series A-1 Stock issued as of September 30, 2018 and December 31, 2017, and has outstanding 0 and 3,137,500 shares of Series A-1 Stock as of September 30, 2018 and December 31, 2017, respectively.

F - 10

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred stock (continued)

ii)	Series B Convertible Preferred Stock

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 40,000 Series B Shares issued and outstanding as of September 30, 2018 and December 31, 2017, which are convertible into 4,000,000 shares of common stock.

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

F - 11

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred stock (continued)

ii)	Series B Convertible Preferred Stock (continued)

Dividends

The holders of the Series B Shares are entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each. Such dividends accrue on any given share from the day of original issuance of such share. Such dividends are cumulative, whether or not declared by the Board of Directors, but are non-compounding. Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share. In the event that pursuant to applicable law or contract the Company is prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares are entitled, the cash amount available pursuant to applicable law or contract will be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares will be payable in cash.

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

The Company has undeclared dividends on the Series B Preferred stock amounting to $190,553 as of September 30, 2018. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share for the nine months ended September 30, 2018 takes into account these undeclared dividends.

F - 12

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred stock (continued)

iii)	Series C Convertible Preferred Stock

The Company has designated 4,500,000 preferred shares as Series C Convertible Preferred Stock (“Series C Shares”), with 4,500,000 shares of Series C Stock issued as of September 30, 2018 and December 31, 2017, and 0 and 4,500,000 shares of Series C Stock outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

At September 30, 2018 and December 31, 2017 there were 152,754 and 380,950 plan options outstanding, respectively, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of September 30, 2018.

No options were issued during the nine months ended September 30, 2018 and the year ended December 31, 2017.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

A summary of all of our option activity during the period January 1, 2017 to September 30, 2018 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	3,380,950	$0.08 to $13.50	$0.18
Granted – non-plan options	-	-	-
Forfeited/cancelled	(3,000,000)	$0.08	0.08
Exercised	-	-	-
Outstanding December 31, 2017	380,950	$0.51 to $13.50	$0.90
Granted - non-plan options	-	-	-
Forfeited/cancelled	(228,196)	$0.51 to $0.63	0.53
Exercised	-	-	-
Outstanding September 30, 2018	152,754	$0.51 to $13.50	$1.45

Stock options outstanding as of September 30, 2018 and December 31, 2017 as disclosed in the above table, have an intrinsic value of $0 and $0, respectively.

F - 13

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	STOCKHOLDERS’ EQUITY (continued)

c)	Stock Options (continued)

The options outstanding and exercisable at September 30, 2018 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$13.50	3,480	0.71		3,480
$12.50	2,000	2.03		2,000
$8.50	500	2.75		500
$5.00	14,800	3.04		14,800
$0.65	36,924	4.50		36,924
$0.51	95,050	4.87		95,050

	152,754	4.47	1.45	152,754	1.45

The Company has recorded an expense of $0 and $18,066 for the nine months ended September 30, 2018 and 2017, respectively relating to options issued.

d)	Warrants

The warrants outstanding and exercisable at September 30, 2018 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.30	375,000	0.08		375,000
$0.25	1,751,667	0.74		1,751,667
$0.15	525,500	0.74		525,500
$0.25	1,508,333	0.84		1,508,333
$0.15	577,499	0.85		577,499
$0.25	968,166	0.85		968,166
$0.25	633,333	0.90		633,333

	6,339,498	0.77	0.24	6,339,498	0.24

The warrants outstanding have an intrinsic value of $0 and $0 as of September 30, 2018 and December 31, 2017, respectively.

F - 14

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents, including convertible preferred shares and convertible notes as well as the incremental shares that would be issued upon the assumed exercise of in-the-money stock options using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months and nine months ended September 30, 2018 and 2017, all stock options, unvested restricted stock awards, warrants, convertible preferred stock and convertible notes were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three and nine months ended September 30, 2018	Three and nine months ended September 30, 2017

Stock options	152,754	380,950
Warrants to purchase shares of common stock	6,339,498	6,339,498
Series A-1 convertible preferred shares	-	31,375,000
Series B convertible preferred shares	4,000,000	4,000,000
Series C convertible preferred shares	-	120,000,000
Restricted common stock	20,000,000	-
	30,492,252	162,095,448

8	RELATED PARTY TRANSACTIONS

On May 2, 2018, the Company issued to each of its three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date.

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

F - 15

PLEDGE PETROLEUM CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F - 16

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

We have financed our operations primarily from sales of our securities, both debt and equity, and to a lesser extent revenue from operations and we expect to continue to obtain required capital in a similar manner. We have incurred an accumulated deficit of $19,855,794 through September 30, 2018 and there can be no assurance that we will be able to achieve profitability.

Management Discussion and Analysis of financial condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of September 30, 2018 and 2017, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended September 30, 2018 and September 30, 2017

Net revenues

Net revenues was $0 for the three months ended September 30, 2018 and 2017. The Company ceased substantially all operating activities during November 2016 while considering its future direction.

Cost of goods sold

Cost of goods sold was $0 for the three months ended September 30, 2018 and 2017.

Gross profit

Gross profit was $0 the three months ended September 30, 2018 and 2017.

Total expenses

Total expenses were $254,759 and $136,523 for the three months ended September 30, 2018 and 2017, respectively, an increase of $118,236 or 86.6%.

Total expenses consisted primarily of the following:

•	Professional fees were $66,766 and $73,887 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $7,121 or 10.0%. The decrease is primarily due to a decrease in legal fees of $23,637 due to a reduction in corporate activity; offset by (i) an increase in accounting and audit related fees of $16,016 due to an audit fee accrual raised to reflect year to date auditing fees and; (ii) an increase in SEC printing costs of $500.

•	Consulting fees were $61,100 and $6,800 for the three months ended September 30, 2018 and 2017, respectively, an increase of $54,300 or 798.5%. The increase is primarily due to a technical consultant employed to analyze potential future business opportunities. The prior year expense related to merger and acquisition activity.

•

General and administrative expenses were $124,134 and $53,076 for the three months ended September 30, 2018 and 2017, respectively, an increase of $71,058 or 133.9%. The increase primarily consists of the following; (i) an increase in director’s fees of $25,000 due to an arrangement reached with our current directors who are paid a monthly fee for services provided; (ii) an increase in meals and entertainment of $3,684 due to expenses incurred by our directors; (iii) an increase in travel expenses of $9,216 due to travel expenses incurred by our directors on corporate activity and sourcing potential new business; and (iv) an increase in stock based compensation of $25,000 due to restricted stock granted to our three directors; offset by a reduction in insurance expense of $5,018 due to lower premiums on reduced insurance exposure.

•	Depreciation, and amortization and impairment charges was $1,262 and $1,263 for the three months ended September 30, 2018 and 2017.

Net loss

We incurred a net loss of $254,759 and $136,091, for the three months ended September 30, 2018 and 2017, respectively, an increase of $118,668 or 87.2%, which consists primarily of the increase in total expenses discussed above.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $9,074 and $157,786 has been disclosed for the three months ended September 30, 2018 and 2017. This amount represents the dividends that are due, but remain undeclared, to Series B stock holders and to Series B and C preferred stock holders in the prior period.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $263,833 and $293,877 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $30,044 or 10.2% which consists of the various items discussed above.

Results of Operations for the nine months ended September 30, 2018 and September 30, 2017

Net revenues

Net revenues were $0 and $25,000 for the nine months ended September 30, 2018 and 2017 respectively. The revenue during the prior period was derived from one well treatment in Mexico. The Company ceased substantially all operating activities during November 2016 while considering its future direction.

Cost of goods sold

Cost of goods sold was $0 for the nine months ended September 30, 2018 and 2017.

Gross profit

Gross profit was $0 and $25,000 for the nine months ended September 30, 2018 and 2017 respectively.

Total expenses

Total expenses were $756,224 and $488,662 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $267,562 or 54.8%. Total expenses consisted primarily of the following:

•	Professional fees were $225,281 and $222,249 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $3,032 or 1.4%. The increase is primarily due to; (i) an increase in accounting and audit related fees of $20,307 and SEC printing costs of $9,501 due to the delay in filing our quarterly results and annual results relating to 2017; offset by (ii) a decrease in corporate secretarial fees of $18,125, due the cancellation of an arrangement we had with ZotoZulu, a Company owned by our interim CEO and CFO , John Zotos.

•	Consulting fees were $134,250 and $34,236 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $100,014 or 292.1%. The increase is primarily due to an increase in technical consulting fees of $119,250 due to a technical consultant employed to analyze potential future business opportunities, offset by a decrease in merger and acquisition related consulting expenses of $19,236.

•	General and administrative expenses were $388,415 and $223,558 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $164,857 or 73.7%. The increase primarily consists of the following; (i) an increase in director’s fees of $90,000 due to an arrangement reached with our current directors who are paid a monthly fee for services provided; (ii) an increase in meals and entertainment of $9,904 due to expenses incurred by our directors in seeking new business opportunities; (iii) an increase in travel expenses of $14,118 due our directors seeking new business opportunities; and (iv) an increase in stock based compensation of $123,601 due to restricted stock awards to our directors during the current period and option expense in the prior period; offset by (v) a reduction in rent of $9,573 due to relocation to cheaper premises; (vi) a reduction in insurance expense of $14,325 due to lower premiums on reduced insurance exposure; (vii) a reduction in franchise taxes of $843; and (viii) a reduction in salary expense of $58,896 due to the resignation of our CEO in the prior period.

•	Depreciation, amortization and impairment charges was $3,787 and $4,128 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $341 or 8.3%.

Other income

Other income was $14,658 and $0 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $14,658 or 100.0%. The increase represents a reversal of a royalty expense which is no longer due.

Net loss

We incurred a net loss of $741,461 and $463,186, for the nine months ended September 30, 2018 and 2017, respectively, an increase of $278,275 or 60.0%, which consists primarily of the increase in total expenses discussed above.

Undeclared Series B and Series C preferred stock dividends

A deemed preferred stock dividend of $26,926 and $468,214 has been disclosed for the nine months ended September 30, 2018 and 2017. This amount represents the dividends that are due, but remain undeclared, to Series B stock holders and Series B and C preferred stock holders in the prior period.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $768,387 and $931,400 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $163,013 or 17.5% which consists of the various items discussed above.

Liquidity and Capital Resources

Although we had cash balances of $160,067 as of September 30, 2018, we have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities. We have recently disposed of substantially all of our assets for $650,000 and simultaneously therewith acquired the entire shareholding of Ervington, for gross proceeds of $8,500,000. We are actively looking to acquire businesses in a similar field which may require substantial cash. As of September 30, 2018, we had not generated sufficient additional revenue from operations to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. We anticipate that our current cash and cash equivalents will not be sufficient to meet our operating needs for at least the next twelve months. However, if we should require additional capital, we may consider multiple alternatives, including, but not limited to, additional equity financings and/or debt financings. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of convertible and non-convertible debt. No additional funds were raised during the current financial period.

We have incurred an accumulated deficit of $19,855,794 through September 30, 2018 and incurred a negative cash flow from operations of $588,334 for the nine months ended September 30, 2018.

There is substantial doubt about the company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s interim Chief Executive Officer (“CEO”), who also serves as our interim principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim CEO who also serves as our interim principal financial and accounting officer concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2018 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s interim CEO, as appropriate, to allow timely decisions regarding required disclosure. Once we acquire a new business, we intend to retain additional individuals to remedy the ineffective controls. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the nine months ended September 30, 2018

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

DATE: November 14, 2018	PLEDGE PETROLEUM CORP.
(Registrant)

	By:	/s/ John Zotos
John Zotos, Interim President and interim Chief Executive Officer and interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

