Form 10-K
period 2018-12-31
PLEDGE PETROLEUM CORP
filed 2019-04-16
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

000-53488

Commission file number

PLEDGE PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

576 S. Foothills Plaza Dr. #163	37801
Maryville, Tennessee	(Zip Code)
(Address of principal executive offices)

(865) 227-4818

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s recently completed second quarter, was approximately $1,720,000 based on the closing price at which the common stock was last sold on that date.

As of April 10, 2019, the registrant had 484,256,464 shares of common stock outstanding.

Documents incorporated by reference: None

PLEDGE PETROLEUM CORP.

FORM 10-K

FOR THE PERIOD FROM AUGUST 22, 2018 (date of inception)

THROUGH DECEMBER 31, 2018

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

Such risks and uncertainties include the risks noted under Part 1. “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but are also contained elsewhere. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Pledge,” refer to Pledge Petroleum Corp, and its subsidiaries.

Item 1. Business

Overview

Our goal is to be a next-generation renewable fuels company. We intend to conduct business in the sourcing and implementation of renewable energy technology.

Our mission is to produce renewable diesel fuel and biochar in a profitable yet sustainable manner. We strive to achieve net environmental and social benefits and intend to achieve a negative carbon footprint, by responsibly managing our land use and water resources, and preserving our forests and food sources, while promoting energy independence, job creation and community investment. Our strategy is generally predicated on biomass feedstock sources consisting of residues from timber harvest and forest thinnings (sometimes called “slash”) comprised of branches, broken or defective tree parts, tops, and trees not meeting grade specifications that can be harvested on a sustainable basis.

Our technology platform is designed to enable us to convert low-cost, abundant and sustainable biomass feedstock (i.e., slash) into diesel. Our renewable diesel, is expected to burn much cleaner than traditional petroleum diesel, and to be chemically indistinguishable from conventional ASTM D975 diesel. In addition, the renewable diesel we intend to produce will be a “drop-in” diesel meaning it is a 100% petroleum diesel replacement.

In addition to renewable diesel, we intend to sell Natura TM, which is a high-quality biochar. Biochar is charcoal used as a soil amendment. Biochar is a stable and solid, rich in carbon, and can endure in soil for thousands of years. Biochar is made by carbonizing renewable organics like wood and grass. Natura TM is a safe and natural product made in the United States. It is a byproduct of our renewable diesel process and provides long-term gains in soil fertility and plant performance, as well as livestock enhancement.

We are fundamentally different from traditional oil and biofuels companies. Unlike traditional oil companies, we intend to generate diesel from completely renewable and sustainable sources rather than depleting fossil fuel reserves. At the same time, we differ from most traditional biofuels companies because our end products are diesel and biochar rather than alcohols or fatty acid methyl esters (“FAME”), such as ethanol or biodiesel. As compared to ethanol, the energy density of one gallon of our renewable diesel equates to 1.7 gallons of ethanol equivalent. While we are a development stage company that has not generated any revenue and has experienced net losses since inception, through our technology platform, we expect to provide a new domestic source of liquid transportation fuel — sustainably — using renewable natural resources to help further energy independence and reduce greenhouse gas emissions.

We believe that the solution to the world’s growing transportation fuel demands must be:

·	Real. Our technology platform should enable us to produce high-quality renewable diesel that is “drop in” to the existing transportation fuels infrastructure for use in vehicles on the road today. Our fuels will not be ethanol or FAME diesel. Unlike ethanol, which is generally subject to a 10% to 15% blend wall, our diesel should be useable as components in formulating a variety of fuel products meeting specifications of ASTM International for finished diesel derived from petroleum-based blend stocks.

·	Rural. We plan to locate our commercial production facilities in rural areas near sources of low-cost, abundant and sustainable biomass feedstock. We also consider the proximity of a potential site to our prospective customers, the adequacy of infrastructure, the availability of labor to operate our facilities and the award of any state or local incentives. We believe that our rural focus not only will help us reduce our operating costs, but also will revitalize rural economies impacted by closed paper mills. We expect that our initial production facility will be located in Bay Minette, Alabama

·	Renewable. Our technology platform is designed to allow us to convert low-cost, abundant and sustainable non-food biomass feedstock, including woody biomass, such as whole tree chips, logging residues, branches and bark into renewable diesel. In this regard, we believe that the transportation fuel produced from our process will help to satisfy mandates under the Renewable Fuel Standard program (the “RFS2”). We have selected Cooper Marine & Timberlands Corp. (a Cooper company) as our primary provider of feedstock because of their abundant, sustainable supply and generally low-cost and stable pricing history compared to feedstocks used by traditional biofuels companies.

·	Repeatable. We intend to utilize a modular design for our standard commercial production facilities that can be replicated at any locations with abundant and sustainable non-food feedstock in the southeastern United States and beyond. We believe that this “copy exact” design will help us to reduce our capital costs, implement learned best practices and facilitate rapid deployment of new production facilities. We believe that our repeatable renewable diesel production process will effectively eliminate the exploration risk experienced by traditional E&P companies.

We expect that our renewable diesel will offer several environmental benefits compared to traditional petroleum-based fuels. We believe that the renewable diesel that we will produce will reduce direct lifecycle greenhouse gas emissions by over 80% compared to the fuels they displace.

The Share Exchange Agreement

On December 19, 2018, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Renewable Technology Solutions, Inc. (“RTS”), and Christopher Headrick, a member of the Company’s board of directors and at that time the sole stockholder of RTS. Pursuant to the Share Exchange Agreement and subject to certain unwind provisions of the Share Exchange Agreement, on December 19, 2018, RTS became our wholly owned subsidiary. Pursuant to the Share Exchange Agreement, (i) upon the execution of such agreement, Mr. Headrick delivered to us share certificates evidencing 1,000 shares of RTS common stock, no par value, which represents 100% of the issued and outstanding shares of RTS common stock (the “RTS Shares”) and we delivered to Mr. Headrick 250,000,000 shares of our common stock, par value $0.001 per share (the “Pledge Common Shares”), and (ii) after the expiration of the Unwind Period defined below and the filing of an amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware, we have agreed to issue to Mr. Headrick 150,000 shares of Series D Preferred Stock, par value $0.001 (the “Series D Preferred Shares”) that will have the right to an aggregate of 1,500,000,000 votes on all items presented to our stockholders for a vote. Upon the issuance of the 250,000,000 shares of common stock to Mr. Headrick, Mr. Headrick became the owner of 52% of our outstanding voting securities. After the issuance of the 150,000 shares of our Series D Preferred Stock to Mr. Headrick, he will own securities providing him the right to vote approximately eighty eight percent (88%) of our voting securities and our other stockholders will own securities providing them with the right to vote approximately twelve percent (12%) of our voting securities. If prior to the twelve-month anniversary of the execution of the Share Exchange Agreement, RTS has not delivered evidence, in form and substance reasonably satisfactory to us of a copy of a financial commitment from a reputable source for $3,000,000 to fund in part the construction of a renewable fuel manufacturing facility to be located in Bay Minette, Alabama, the purchase of the equipment to be contained therein and the applicable technology (the “Unwind Condition”), the Share Exchange will be unwound and RTS Shares will be returned to Mr. Headrick and the Pledge Common Shares will be returned to the Pledge and the Series D Preferred Stock will not be issued.

Pursuant to the terms of the Share Exchange Agreement and Escrow Agreement, until the Unwind Condition is satisfied, (i) Mr. Headrick shall not assign, pledge or transfer any of the Pledge Common Shares and the Company shall not assign, pledge or transfer any of the RTS Shares (ii) any distributions with respect to the Pledge Common Shares shall be made to Mr. Headrick and with respect to the RTS Shares shall be made to us and (iii) Mr. Headrick shall have the full power to vote and exercise all voting, consent and related rights (including, without limitation, all rights to provide instructions or directions as to the exercise of voting or consent rights) with respect to the Pledge Common Shares, subject to the following limitations and we shall have the full power to vote and exercise all voting, consent and related rights (including, without limitation, all rights to provide instructions or directions as to the exercise of voting or consent rights) with respect to the RTS Shares, subject to the following limitations: (a) no amendments may be made to any of the charter documents of either entity without approval of all of the members of the Board of Directors of such entity; (b) and no changes to the Board of Directors of either entity (including increases or removals other than for cause) may be made by an entity without approval of all of the members of the Board of Directors of such entity (c) effect or approve a merger, consolidation or acquisition of all or substantially all of the assets of such entity without approval of all of the members of the Board of Directors of such entity.

Christopher Headrick, John Zotos and John Huemoeller each have indicated that they will vote in favor of an amendment to our Certificate of Incorporation to increase the number of authorized shares of preferred stock that will provide us with the ability to designate the Series D Preferred Stock.

History

RTS was incorporated on August 22, 2018 under the laws of the State of Tennessee under the name Renewable Technology Solutions, Inc. Christopher Headrick, the Chief Executive Officer and founder of RTS, has spent the last nine years researching various biodiesel technologies as well as locations for facilities. Not only has he identified equipment that utilizes a technology that he intends to acquire but RTS has also entered into an agreement to acquire a property on which to build facilities. A company owned by Mr. Headrick has entered into a sales representative agreement with the owner of the equipment that incorporates the technology that we intend to acquire authorizing it to serve as an authorized sales representative of the third-party manufacturer with the right to market and to solicit sales of the equipment. Mr. Headrick has also received indications of interest from customers for offtake agreements, all pending the acquisition of the site for the facility. Mr. Headrick has spent years building relationships with key partners and formulating the business plan for RTS in order to enable RTS to successfully begin operations once the initial production facility is constructed. For example, RTS (or an affiliated entity) has entered into the following letters of intent; (i) Cooper Marine & Timberlands Corp. (a Cooper company) to be its primary provider of feedstock; (ii) Forest2Market to provide project development and operational support services related to biomass feedstock; (iii) Weaver and Tidwell, L.L.P. to provide technical support and regulatory consulting services to RTS in its role as a renewable fuel producer; and (iv) Targray Industries Inc. to purchase not less than 13 million gallons per year of renewable diesel.

Production Facilities

RTS has executed an agreement, contingent on obtaining third-party financing, to acquire approximately 28 acres of property in Bay Minette, Alabama for $1,250,000, on which it intends to build its initial renewable fuel manufacturing facility. In connection therewith, RTS paid the seller of the property a $5,000 down payment, which it borrowed from John Huemoeller, on our board of directors, pursuant to a promissory note bearing interest at 5% per year, due upon the earlier of the closing of the Company’s next financing or one-year after issuance. We estimate that the cost to build the facility on the site will be approximately $133,000,000. The Bay Minette, Alabama site under contract will be able to accommodate up to a total of four production facilities. Bay Minette is situated in the Southeastern part of the United States near abundant feedstock and has a rail loading facility, inland and gulf waterways and other transportation channels.

The Technology

The basic technology that we intend to acquire rights to utilizes a patented and commercially deployed fast pyrolysis process to turn biomass into renewable diesel. The technology is owned by a third party and is sold to customers incorporated within and as part of a modular piece of equipment. We intend to secure a purchase order for this equipment through the auspices of Christopher Headrick, who through a company he owns is an authorized sales representative for the third party manufacturer. Christopher Headrick has also agreed to forego receipt to any sales commissions paid to him in respect of our purchases of the equipment through his efforts.

Government Programs Favoring Biomass-Based Diesel Production and Use

The biomass-based diesel industry benefits from numerous federal and state government programs, the most important of which is RFS2.

Renewable Fuel Standard

On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Required volumes under the RFS2 program, referred to as the renewable volume obligation (“RVO”), are determined by the United States Environmental Protection Agency (the “EPA”), subject to the approval of the Office of Management and Budget (“OMB”). For 2012 through 2016, the biomass-based diesel RVO was set (in gallons) at one billion, 1.28 billion, 1.63 billion, 1.73 billion, and 1.90 billion for 2012, 2013, 2014, 2015 and 2016, respectively. In November 2016, the EPA issued the final biomass-based diesel RVO volume for 2017 at 2.00 billion gallons. In November 2017, the EPA issued the final biomass-based diesel volume for 2018 at 2.1 billion gallons and set the 2019 RVO volume target at 2.1 billion gallons.

The biomass-based diesel requirement is one of four separate renewable fuel requirements under RFS2. The RFS2 requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is primarily satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle greenhouse gas emissions by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories, cellulosic biofuel, to be satisfied by newly developed cellulosic biofuels, such as ethanol made from woody biomass, and biomass-based diesel, which is satisfied by biodiesel and renewable diesel. RFS2’s total advanced biofuel requirement is larger than the combined cellulosic fuel and biomass-based diesel requirements, thus requiring the use of additional volumes of advanced biofuels.

The RFS2 requirement for advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable diesel, biogas used in transportation, biobutanol, cellulosic ethanol or sugarcane-based ethanol, so long as it meets the 50% greenhouse gas reduction requirement. The advanced biofuel requirement was 2.88 billion gallons in 2015, 3.61 billion gallons in 2016, 4.28 billion gallons in 2017 and 4.29 billion gallons in 2018.

The advanced biofuel RVO is expressed in terms of ethanol equivalent volumes (“EEV”), which is based on the fuel’s renewable energy content compared to ethanol. Biodiesel has an EEV of 1.5 and renewable diesel has an EEV of 1.5-1.7, compared to 1.0 for sugarcane-based ethanol. Accordingly, it requires less biomass-based diesel than sugarcane-based ethanol to meet the required volumes as each gallon of biomass-based diesel counts as more gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for refiners and importers to purchase biomass-based diesel to meet their advanced biofuel RVO.

The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations, and require these Obligated Parties to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of renewable identification numbers (“RINs”) from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest United States petroleum refining companies, such as Valero, Phillips 66, ExxonMobil, British Petroleum, Chevron, Shell, Marathon and Citgo, represent the majority of the total RVO, with the remainder made up of smaller refiners and importers.

Renewable Identification Numbers

The EPA created the RIN system to track renewable fuel production and compliance with the renewable fuel standard. EPA registered producers of renewable fuel may generate RINs for each gallon of renewable fuel they produce. In the case of biomass-based diesel, generally 1.5 to 1.7 biomass-based diesel RINs may be generated for each gallon of biomass-based diesel produced, based upon the fuel’s renewable energy content. Renewable fuel, including biomass-based diesel, can then be sold with associated RINs attached. RINs may also be separated from the gallons of renewable fuel they represent and once separated they may be sold as a separate commodity. RINs are ultimately used by obligated parties to demonstrate compliance with RFS2. Obligated parties must obtain and retire the required number of RINs to satisfy their RVO during a particular compliance period. An Obligated Party can obtain RINs by buying renewable fuels with RINs attached, buying RINs that have been separated, or producing renewable fuels themselves. All RIN activity under RFS2 must be entered into the EPA’s moderated transaction system, which tracks RIN generation, transfer and retirement. RINs are retired when used for compliance with the RFS2 requirements.

The value of RINs is significant to the price of biomass-based diesel. In 2017, RIN prices as a percentage contribution to the daily average B100 spot price, as reported by the Oil Pricing Information System, or OPIS, fluctuated significantly throughout the year and range from a low of $1.19 per gallon, or 38%, in December to a high of $1.76 per gallon, or 56%, in August.

The renewable fuel that we expect to produce will qualify as a D7 renewable fuel. D7 RINs are awarded for Cellulosic Biomass-based Diesel, Cellulosic Biofuel, Advanced Biofuel and Renewable Fuel with GHG emission reductions of at least 60%. D7 RINs are traded at the value of D3 RINs multiplied by 1.7. D3 RINs traded at an average above $2.50 per gallon in 2017 and based upon the 1.7 multiplier, D7 RINs were worth approximately $4.25 per gallon on average in 2017. Additionally, D7 RINs hold more intrinsic value, as D& RINs have the most flexibility for compliance because they can be retired to meet several mandate categories.

Biodiesel Tax Credit

The federal biodiesel mixture excise tax credit (“BTC”), when in effect, provides a $1.00 per gallon excise tax credit to the first blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The BTC can then be credited against such biodiesel federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The BTC was first implemented on January 1, 2005, although on several occasions it has been allowed to lapse and then subsequently reinstated, in some cases on a retroactive basis, as detailed in the following table:

The BTC is best thought of as an incentive shared across the entire value chain through routine, daily trading and negotiation. In February 2018, the BTC was retroactively reinstated for 2017, but was not reinstated for 2018. It is uncertain whether the BTC will be reinstated for 2018 or any later years.

California Low Carbon Fuel Standard Credits

The California Low Carbon Fuel Standard (“LCFS”) regulation is a rule designed to reduce greenhouse gas emissions associated with transportation fuels used in California. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” (“CI”) score to each transportation fuel based on that fuel’s lifecycle assessment. Each fuel provider (generally the fuel’s producer or importer, or “regulated party”) is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A regulated party’s fuel pool can include gasoline, diesel, and their blend stocks and substitutes. In other words, excess CI reductions from one type of fuel (e.g., diesel) can be used to offset insufficient reductions in another fuel (e.g., gasoline).

We would obtain CI credits when we sell qualified biomass-based diesel into California, which is our intended market. During 2017, CI credits ranged from $69.5 per metric ton to $113.0 per metric ton, as reported by OPIS.

Anticipated Future Revenues from Fuel Sales and Credits

In addition to selling the diesel fuel itself, RTS anticipates qualifying for three distinct credits. As a factor of our Low Carbon Intensity, RTS renewable diesel should receive $2.00 plus per gallon produced from Low Carbon Fuel Credits (LCFS) awarded by the California Air Resources Board. In addition, the unique feedstock we expect to utilize should allow us to qualify for EPA issued D7 Renewable Identification Numbers (RINs). D7 RINs receive 1.7 times the value of D3 RINs, which translates into $3.50 to $3.85 per gallon produced based upon the most recent pricing. Finally, RTS expects to qualify for the Federal Biodiesel Excise Tax Credit (BTC), which is valued today at $1.00 per gallon produced. At today’s pricing, RTS anticipates receiving over $8.50 per gallon in revenue due to these credits.

Other Government Programs

According to the U.S. Department of Energy, more than 40 states have implemented various programs that encourage the use of biomass-based diesel through blending requirements as well as various tax incentives.

Our Market

The global transportation fuels market represents one of the world’s largest markets at over $2 trillion. According to the U.S. Energy Information Administration (“EIA”) for 2009, there was a 138 billion gallon market for gasoline and a 49 billion gallon market for diesel in the United States alone. We expect our renewable diesel to have “drop in” compatibility with traditional hydrocarbons, unlike conventional biofuels such as FAME diesel, corn ethanol and sugarcane ethanol.

Although we expect our renewable diesel will be marketable not only into the global transportation fuels market, its renewable nature also should allow us to benefit from government programs and incentives. In 2007, the Energy Independence and Security Act (“EISA”) was adopted to move the United States toward greater energy independence and security and to increase the production of clean renewable fuels domestically. EISA updated RFS2 to require the use of cellulosic biofuel, a renewable fuel derived from renewable cellulosic biomass that produces at least 60% lower lifecycle greenhouse gas emissions compared to a 2005 baseline. We believe that the renewable diesel that we produce will reduce direct lifecycle greenhouse gas emissions by over 80% compared to the fuels they displace.

We believe that our renewable diesel will qualify as cellulosic biofuel under RFS2. We expect that our diesel will have an equivalence value of between 1.5 to 1.7. Equivalence value equates to the number of RIN credits per gallon. We expect that this designation, together with the higher energy content of our renewable fuels than ethanol, will make our diesel attractive to fuel producers because diesel can be used to satisfy specific volume requirements for cellulosic biofuel, as well as the volume requirements for both advanced biofuel and renewable fuel under RFS2. This provides cellulosic biofuel producers like our company an opportunity to compete with producers of advanced biofuel and other renewable fuel, but not vice versa. Accordingly, the potential size of the mandated market for cellulosic biofuel in 2022 under RFS2 encompasses the 36.0 billion gallon mandate for all renewable fuels, which includes the 21.0 billion gallon mandate for advanced biofuel, which also includes the 16.0 billion gallon mandate for cellulosic biofuel. Under the EISA mandates, by 2022 renewable fuels are expected not only to make up an increasing percentage of liquid transportation fuels in the United States, but also are expected to contribute to a 15% reduction in net imports of crude oil from 2009 levels. Additional renewable fuels mandates exist in Europe and other countries with varying mandates and volume requirements for premium renewable fuels.

Other Support Agreements

Mr. Headrick has spent years building relationships with key partners and formulating the business plan for our company in order to enable us to successfully begin operations once the initial production facility is brought online. A company owned by Mr. Headrick has entered into a sales representative agreement with the owner of the equipment that incorporates the technology that we intend to acquire authorizing it to serve as an authorized sales representative of the third-party manufacturer with the right to market and to solicit sales of the equipment. In addition, RTS (or an affiliated entity) has entered into the following letters of intent; (i) Cooper Marine & Timberlands Corp. (a Cooper company) to be our primary provider of feedstock, (ii) Forest2Market to provide project development and operational support services related to biomass feedstock, (iii) Weaver and Tidwell, L.L.P. to provide technical support and regulatory consulting services to RTS in its role as a renewable fuel producer and (iv) Targray Industries Inc. to purchase not less than 13 million gallons per year of renewable diesel.

Our Competitive Strengths

We believe that our business benefits from a number of competitive strengths, including the following:

·	Our renewable fuel product will be hydrocarbons compatible with the existing transportation fuels infrastructure. Unlike other renewable fuels such as ethanol, which is alcohol-based, or biodiesel, which is composed of fatty acids, our diesel will be hydrocarbon compatible that can “drop in” to the existing petroleum-based transportation fuels infrastructure, including pipelines, interchangeably with their petroleum-based counterparts to produce various fuel products, including finished gasoline and diesel. In addition, due to the higher energy content of our diesel, we believe that our transportation fuels will sell at a premium to ethanol. Currently, we expect to compete in the mandated renewable fuels market against corn ethanol, sugarcane ethanol and biodiesel and in the general market for gasoline and diesel fuels.

·	Existing renewable diesel producers are unable to meet overall demands. The overall demand in the United States for renewable diesel cannot be met by the limited number of renewable diesel producers operating today. As a result, competition is not a primary part of the renewable diesel marketplace dynamics. For example, the renewable diesel consumed in California alone (approximately 278 million gallons in 2016) was provided from just several producers of diesel producers. As a result, we believe that we will be able to sell as much renewable diesel as we can produce.

·	The technology. We intend to utilize the modular technology platform offered by a third-party supplier to convert biomass into high-quality renewable diesel. By leveraging the technological innovations and modular design and demonstrated scale-up cost, we believe we have significantly reduced our operating risk.

·	The feedstock we use in our process is completely renewable, low-cost, abundant and sustainable. Our technology platform uses tree slash to produce our renewable diesel. We have selected Cooper Marine & Timberlands Corp. (a Cooper company) as our primary provider of feedstock because of their completely renewable, abundant, sustainable supply and generally low-cost and stable pricing history compared to feedstocks used by traditional biofuels companies. Cooper Marine & Timberlands Corp. provides tree slash as our sole feedstock because of their abundant supply and generally stable pricing history. This completely renewable and sustainable non-food feedstock has a low-cost relative to other traditional renewable biomass and a long lifecycle that we believe significantly decreases price volatility compared to seasonal feedstocks that depend more on weather and other short-term supply and demand dynamics. We believe that our ability to use tree splash, such as logging residues, branches and bark, will enable us to keep our feedstock expenses at a low price.

·	We have identified strategic locations for our commercial production facilities. The proposed site for our initial-scale commercial production facility is Bay Minette, Alabama, situated in the Southeast near abundant Cooper Marine & Timberlands Corp. feedstock and with access to rail, inland and gulf waterways and other transportation channels. We believe that the Southeast of the United States can provide us with an available skilled labor force for our facilities.

·	We believe that we have a better use for woodchip feedstock. Based on current prices, and if we meet our target production cost metrics, and if competition for feedstock develops in a region, we believe that we may be able to afford higher prices for feedstock than paper mills.

·	We have an experienced management team. Our executive officers and senior operational managers have extensive experience in research and development, new product development, capital project execution, feedstock procurement, plant operations and technology commercialization across the catalyst, refining, chemicals and forest products industries. We believe that the experience of our management team provides us with valuable relevant experience, which we believe will enhance our ability to commercialize our products, grow our business and improve our technology.

Our Strategy

Our principal strategy is to leverage the technology and equipment we intend to acquire with our operational expertise to produce clean, economical, renewable and sustainable “green” diesel that we can sell at prices that are competitive with petroleum-based transportation fuels. Key elements of our strategy include the following:

·	We have adopted a build, own and operate strategy. We plan to build, own and operate our commercial production facilities in the United States. We have identified a 28-acre site located in Bay Minette, Alabama where we intend to acquire the real property and construct our initial facility.

·	We expect to have a diversified revenue stream. We intend to derive our revenue from five major sources: (1) the sale of renewable diesel, (2) the sale of biochar, (3) RIN, (4) BTC and (5) California LCFS. We believe that these diversified revenue streams will enable us to achieve long-term recurring revenues and mitigate risk.

·	We are pursuing federal, state and other financing to construct our initial commercial production facilities. The acquisition of our initial-scale commercial production facility is dependent on obtaining financing in all or part through a $133 million loan or convertible debenture or equity raise. We are strategically exploring other financing alternatives, including financing commercial production facilities.

·	We plan to build our production facilities using “copy exact” principles. We plan to employ a modular design that can be replicated for our subsequent standard commercial production facilities. The initial facility that we plan to develop is expected to be designed to produce approximately 13 million gallons of renewable diesel per year and approximately 23,000 tons of biochar per year. Utilizing learning from our initial commercial production facilities, we plan to deploy a “copy exact” strategy of standardized modular designs to reduce our capital costs, implement best practices, reduce operating costs, increase personnel flexibility and facilitate fast deployment of new production facilities. We believe that commercially available feedstock sources exist to support significant expansion opportunities in biomass-rich regions in the United States and globally. At a later date, we may consider larger or smaller standardized facility sizes to optimize the scale for local feedstock availability and transportation costs.

·	We plan to expand our base of prospective customers. We believe that we will be able to sell our renewable diesel to a variety of potential customers, including integrated oil companies, distributors of finished products, such as terminal or rack owners, and end users of petroleum products, such as transportation companies, fleets or petrochemical operators. We believe that this broad potential customer base will allow us to maximize the value we receive for our products, as well as make us less dependent on any one customer or market.

·	We believe that we will be able to compete with petroleum-based transportation fuels. Over time, our goal is to achieve commercial viability without reliance on government incentives, mandates or tariffs. Although we will benefit from mandated policies such as RFS2, we expect that our standard commercial production facilities will be able to produce our diesel on a cost-competitive basis with existing petroleum-based counterparts without government subsidies at current pricing. We also expect to be able to compete in non-mandated international transportation fuels markets, as well as mandated international transportation fuels markets, such as the European biodiesel market, that have historically commanded higher prices per gallon.

·	We plan to drive brand loyalty for RTS.” We believe our products will provide strategically important new domestic sources of liquid transportation fuels, sustainably utilizing local renewable resources to help further energy independence and reduce greenhouse gas emissions. We plan to capitalize on the increasing global trend in green awareness to differentiate our renewable transportation fuels from petroleum-based alternatives. In the long term, we believe that we will have a substantial marketing opportunity with a variety of large, fuel-intensive prospective customers seeking sustainable, renewable transportation fuel options. These potential customers may include distributors of finished products, such as terminal or rack owners, and end users of petroleum products such as transportation companies, fleets or municipalities that would place a premium on environmentally friendly products.

Marketing

We intend to use a variety of marketing channels to promote our products and platform, such as digital, print and social media advertising, email campaigns, industry events and public relations. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the more expensive channels. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition.

Intellectual Property

With respect to proprietary know-how that may not be patentable, or that we believe is best protected by means that do not require public disclosure, and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality and non-circumvent agreements to protect our interests. All of our employees and consultants have entered into non-disclosure and proprietary information and inventions assignment agreements with us. These agreements address intellectual property protection issues and require our employees and consultants to assign to us all of the inventions, designs and technologies they develop during the course of their employment or consulting engagement with us. We also control access to sensitive information by limiting access to only those employees and consultants who need to know the information and who have agreed contractually to maintain the confidentiality of that information. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property.

Our precautions may not prevent misappropriation or infringement of our intellectual property. Third parties could infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement, invalidity, misappropriation or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could restrict or prohibit our use of the technology. Our failure or inability to adequately protect our intellectual property or to defend against third-party infringement claims could materially harm our business.

If any of our processes, products or technology is covered by third party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure you that our technology and products do not infringe patents held by others or that they will not in the future. Litigation is costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that we will prevail in any such litigation.

Environmental and Regulatory Matters

Our operations are subject to a variety of federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. Examples of these laws include:

·	the Clean Air Act, also known as CAA, and analogous state laws that impose obligations related to air emissions and regulate fuels and fuel additives;

·	the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or the Superfund law, and analogous state laws that regulate the cleanup of hazardous substances that may be or have been released at properties currently or previously owned or operated by us or at locations to which our wastes are or have been transported for disposal;

·	the federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws that regulate discharges from our facilities into state and federal waters, including wetlands;

·	the federal Resource Conservation and Recovery Act, also known as RCRA, and analogous state laws that impose requirements for the storage, treatment and disposal of solid and hazardous waste from our facilities;

·	the Endangered Species Act; and

·	the Toxic Substances Control Act and analogous state laws that impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facilities.

These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly corrective actions. Most of these statutes include citizen suit provisions, which enable private parties, in lieu of the government, to sue for alleged violations of environmental law. Failure to comply with these laws, regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue.

We believe that our current operations are in substantial compliance with existing environmental laws, regulations and permits. New laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our ongoing and future operations. Present and future environmental laws and regulations and related interpretations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures.

Clean Air Act Regulation. Our operations and the products we intend to manufacture will be subject to certain specific requirements of the CAA and similar state and local regulations and permitting requirements. These laws, regulations and permitting requirements may restrict our emissions, affect our ability to make changes to our operations, and otherwise impose limitations on or require controls on our operations. We expect that the facility we intend to acquire will be deemed a “minor source” under the CAA. It is possible that additional facilities that we construct in the future may be considered “major sources” or that modifications to planned facilities may cause such facilities to be “major sources,” which would subject these facilities to more stringent permitting requirements, including requirements of Title V of the CAA. In addition to costs that we expect to incur to achieve and maintain compliance with these laws, new or more stringent CAA standards in the future also may limit our operating flexibility or require the installation of new controls at our facilities and future facilities. Because other domestic alternative fuel manufacturers will be subject to similar restrictions and requirements, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

Hazardous Substances and Wastes. There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to the presence of or exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. We are unaware of any material environmental liabilities relating to contamination at or from our facilities.

We will also generate solid wastes, including hazardous wastes, that are subject to the requirements of RCRA and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.

Water Discharges. The Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the United States and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System, or NPDES, program prohibit any discharge into surface waters, ground waters, injection wells and publicly owned treatment works except in strict conformance with permits, such as pre-treatment permits and NPDES permits, issued by federal, state and local governmental agencies. We anticipate that our process waste water will not be directly discharged into state or U.S. waters, but rather will be sent to a publicly owned treatment works. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These regulations and permits may require us to monitor and sample the storm water runoff from certain of our facilities or our discharges to publicly owned treatment works. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition, results of operations or cash flow.

Construction Permits. Our business is also subject to sewer, electrical and construction permitting requirements. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. Permit conditions could also restrict or limit the extent of our operations. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct our commercial production facilities. Failure to obtain and comply with all applicable permits and licenses could halt our construction and could subject us to future claims.

Safety. The hazards and risks associated with producing and transporting our cellulosic gasoline and diesel, such as fires, natural disasters, explosions and pipeline ruptures, also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We maintain insurance coverage against pollution resulting from environmental accidents that occur on a sudden and accidental basis, some of which may result in toxic tort claims. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We are not currently aware of pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

OSHA. We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes, laws and regulations. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The Occupational Safety and Health Administration’s, or OSHA, hazard communication standard, the EPA’s community right-to-know regulations under Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Our operations are also subject to standards designed to ensure the safety of our processes, including OSHA’s Process Safety Management standard. The Process Safety Management standard imposes requirements on regulated entities relating to the management of hazards associated with highly hazardous chemicals. Such requirements include conducting process hazard analyses for processes involving highly hazardous chemicals, developing detailed written operating procedures, including procedures for managing change, and evaluating the mechanical integrity of critical equipment.

TSCA. We are subject to the requirements of the Toxic Substances Control Act, or TSCA, which regulates the commercial manufacture and use of chemicals. Before an entity can manufacture a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If a substance is listed, then manufacture can commence immediately after a notice of commencement. If not, then a “Chemical Abstracts Service” number is obtained, and a registration and pre-manufacture notice must be filed with the EPA. We have obtained the Chemical Abstracts Service numbers, filed a pre-manufacturing notice, entered into a consent order with the EPA, and sent notices of commencement to the EPA. The failure to comply with TSCA could have a material adverse effect on our results of operations and financial condition. In addition, the TSCA new chemical submission policies may change and additional government legislation or regulations may be enacted that could prevent or delay regulatory approval of our products.

Climate Change. In the United States, legislative and regulatory initiatives are underway at the federal and state levels to regulate greenhouse gas, or GHG, emissions, including emissions by facilities such as our initial-scale and planned commercial production facilities. Pursuant to the EPA’s 2009 finding that GHGs present an endangerment to human health and the environment, and other rulemakings and interpretations, the EPA concluded that GHG-emitting stationary sources would become subject to federal permitting requirements under the Clean Air Act starting in 2011. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that defined regulatory emissions thresholds at which certain new and modified stationary sources would become subject to permitting requirements for GHG emissions under the CAA. Projected GHG emissions from our facility would fall below the currently applicable thresholds for GHG reporting or permitting requirements. However, our future commercial production facilities are expected to exceed such thresholds and, therefore, will be required to comply with such GHG reporting or permitting requirements if they meet or exceed reporting or permitting thresholds. These thresholds may be reduced from their current levels; for example, the EPA has indicated in rulemakings that it may revise the current Tailoring Rule thresholds downward, making additional sources subject to permitting requirements.

Additional direct federal regulation of GHG emissions may be implemented under other CAA programs, including the New Source Performance Standards, or NSPS, program. The EPA has already proposed to regulate GHG emissions from one source category—electric generating units—and may propose GHG NSPS for additional source categories in the future. Many states, either individually or through multi-regional initiatives, already have begun implementing measures to reduce GHGs, primarily through the planned development of emission inventories or regional GHG “cap and trade” programs.

Complying with federal and state greenhouse gas reporting and permitting requirements may result in materially increased compliance costs, increased capital expenditures, decreased earnings, increased operating costs and additional operating restrictions for our business, which could harm our competitive position.

Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the demand for our products and our operating results. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us. Because other domestic alternative fuel manufacturers will be subject to similar restrictions and requirements, however, we believe that compliance with GHG reporting or emission requirements is not likely to materially affect our competitive position.

RTS has executed a contract to acquire a 28 acre of property for $1,250,000 on which we intend to construct a renewable diesel facility in Bay Minette, Alabama. We expect to finance the acquisition the of real property and construction of the facility utilizing a mixture of debt and equity, however, we have received no funding commitments to date and no assurance can be given that any such commitments will be secured.

Competition

We will face competition from producers and suppliers of petroleum-based diesel fuel, other biomass-based diesel producers, marketers, traders and distributors. The size of the biomass-based diesel industry is small compared to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do. Our principal competitive differentiators are biomass-based diesel quality and RIN quality, supply reliability and price. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels. We believe that we will compete with large, multi-product companies that have greater resources than we do. Archer Daniels Midland Company, Cargill Incorporated, Louis Dreyfus Commodities Group and Ag Processing Inc. are major international agribusiness corporations and biodiesel producers with the financial sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from higher cost virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses. We will also be in competition with other producers of renewable diesel. For example, Renewable Energy Group and Neste Oil have greater resources than we do along with approximately 882 million gallons of renewable diesel production capacity in Asia and Europe. Another renewable diesel competitor is Diamond Green Diesel, LLC, the joint venture between Valero Energy Corp. and Darling International, which has approximately 160 million gallons of production capacity and announced plans to grow its capacity to 275 million gallons and beyond. Renewable diesel can also satisfy the RFS2 biomass-based diesel requirement if the renewable diesel meets the greenhouse gas reduction requirements.

Risk Management

The prices for feedstocks and biomass-based diesel can be volatile and are not always closely correlated. Lower-cost feedstocks are particularly difficult to risk manage given that such feedstocks are not traded in any public futures market. To manage feedstock and biomass-based diesel price risks, we intend to utilize forward contracting, hedging and other risk management strategies, including the use of futures, swaps, options and over-the-counter products.

In establishing our risk management strategies, we draw from our own in-house risk management expertise and consult with industry experts. We utilize research conducted by outside firms to provide additional market information and risk management strategies. We believe combining these sources of knowledge, experience and expertise expands our view of the fluctuating commodity markets for raw materials and energy to improve our risk management strategies.

Employees

As of April 10, 2019, we had one individual that performs services for us in Tennessee that qualifies as a full-time employee. We currently also employ two contractors. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions.

Legal Proceedings

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

Available Information

Additional information about Pledge is contained at our website, http://www.pledgepcorp.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports we electronically filed such material with, or furnish it to, the SEC. Our principal offices are located 576 S. Foothills Plaza Dr. #163, Maryville, TN, 37801. Our telephone number is (865) 227-4818. Our fiscal year end is December 31.

Prior History

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

Item 1A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RTS has executed a contract to acquire 28 acres located in Bay Minette, Baldwin County, Alabama on which it intends to build our initial facility. RTS believes that it will be able to acquire the acreage and build the facility for $133 million. The acquisition of the real property and construction of the facility will require significant financing. To date, we have no committed sources of financing and no assurance can be given that any such commitments will be forthcoming.

The Bay Minette, Alabama site can accommodate up to a total of four production facilities, including the one described above. The production facility in Bay Minette is situated in the Southeastern part of the United States near abundant feedstock and has access to rail, inland and gulf waterways and other transportation channels.

Our principal offices are located 576 S. Foothills Plaza Dr. #163, Maryville, TN, 37801.

Item 3. Legal Proceedings.

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Price Range of Common Stock

Since April 2010 our common stock has traded on the OTCQB under the symbol PROP. The last reported sale price of our common stock on the OTCQB on April 10, 2019 was $0.046 per share.

Holders

As of April 10, 2019, there were approximately 122 holders of record of our common stock.

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

(b)	Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We did not sell any equity securities during the year ended December 31, 2018 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the Securities and Exchange Commission.

(c)	Securities Authorized for Issuance under Equity Compensation Plans

Propell Corporation 2008 Stock Option Plan

Our board of directors adopted the Propell Corporation 2008 Stock Option Plan (the “Plan”) in April 2008 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 2,100,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 152,754 options as of December 31, 2018 under the Plan.

Set forth below is detail with respect to issuances under the Plan:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation plans approved by the stockholders
2008 Stock option plan	57,704	$3.02	$-

On May 2, 2018, we issued to each of our three directors for their services as directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 immediately, 1/3 on the one year anniversary of the grant and 1/3 on the two year anniversary of the grant.

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data

This item is omitted as not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the period from August 22, 2018 (date of inception) through December 31, 2018. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview and Financial Condition

Our company

Our goal is to be a next-generation renewable fuels company. We intend to conduct business in the sourcing and implementation of renewable energy technology.

Our mission is to produce renewable diesel fuel and biochar in a profitable yet sustainable manner. We strive to achieve net environmental and social benefits and intend to achieve a negative carbon footprint, by responsibly managing our land use and water resources, and preserving our forests and food sources, while promoting energy independence, job creation and community investment. Our strategy is generally predicated on biomass feedstock sources consisting of residues from timber harvest and forest thinnings (sometimes called “slash”) comprised of branches, broken or defective tree parts, tops, and trees not meeting grade specifications that can be harvested on a sustainable basis.

Our technology platform is designed to enable us to convert low-cost, abundant and sustainable biomass feedstock (i.e., slash) into diesel. Our renewable diesel, is expected to burn much cleaner than traditional petroleum diesel, and to be chemically indistinguishable from conventional ASTM D975 diesel. In addition, the renewable diesel we intend to produce will be a “drop-in” diesel meaning it is a 100% petroleum diesel replacement.

In addition to renewable diesel, we intend to sell Natura TM, which is a high-quality biochar. Biochar is charcoal used as a soil amendment. Biochar is a stable and solid, rich in carbon, and can endure in soil for thousands of years. Biochar is made by carbonizing renewable organics like wood and grass. Natura TM is a safe and natural product made in the United States. It is a byproduct of our renewable diesel process and provides long-term gains in soil fertility and plant performance, as well as livestock enhancement.

We are fundamentally different from traditional oil and biofuels companies. Unlike traditional oil companies, we intend to generate diesel from completely renewable and sustainable sources rather than depleting fossil fuel reserves. At the same time, we differ from most traditional biofuels companies because our end products are diesel and biochar rather than alcohols or fatty acid methyl esters (“FAME”), such as ethanol or biodiesel. As compared to ethanol, the energy density of one gallon of our renewable diesel equates to 1.7 gallons of ethanol equivalent. While we are a development stage company that has not generated any revenue and has experienced net losses since inception, through our technology platform, we expect to provide a new domestic source of liquid transportation fuel — sustainably — using renewable natural resources to help further energy independence and reduce greenhouse gas emissions.

Management Discussion and Analysis of Financial Condition

The discussion and analysis of our financial condition and results of operations are based upon the audited consolidated financial statements as of December 31, 2018 of Pledge, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations

Since inception on August 22, 2018, we have not earned any revenue.

Since inception on August 22, 2018, we incurred total operating expenses of $33,746. Our expenses consisted of $7,315 for professional fees, $6,290 of director fees, $2,097 of related party compensation and $14,550 of other general and administrative expenses. In addition, we recognized $3,494 of non-cash stock-based compensation for the amortization of stock issued to our officers.

Liquidity and Capital Resources

For the period from inception on August 22, 2018, we had cash provided by operating activities of $16,240 as a result of $30,708 that was acquired as part of our reverse merger. We received $5,000 from financing activities from related party loans.

At December 31, 2018, we had a cash balance of $21,140, and liabilities of $103,508. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. As a result our independent registered public accounting firm included an explanatory paragraph in its report on the Pledge consolidated financial statements as of and for the period from August 22, 2018 through December 31, 2018 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this Management Discussion & Analysis, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Pledge consolidated Financial Statements for the period from August 22, 2018 through December 31, 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period Actual results could differ from those estimates and judgments.

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

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recent Accounting Pronouncements” section of Note 2, “Accounting policies and estimates,” in the Notes to consolidated Financial Statements.

Item 8. Financial statements and Supplementary data

PLEDGE PETROLEUM CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pledge Petroleum Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pledge Petroleum Corp. (the “Company”) as of December 31, 2018, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from inception (August 22, 2018) to December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from inception (August 22, 2018) to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company just begun its operations and does not yet have operations or revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

Tampa, Florida

April 16, 2019

PLEDGE PETROLEUM CORP.
CONSOLIDATED BALANCE SHEET

December 31, 2018
ASSETS
Current assets:
Cash	$21,140
Prepaid expenses	11,270
Prepaid stock compensation – related party	133,333
Total current assets	165,743

Plant and equipment, net	3,885
Deposits	1,750
Total assets	$171,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$81,097
Accrued expenses and other payables	11,521
Due to related parties	5,890
Loan payable – related party	5,000
Total current liabilities	103,508

Commitments and contingencies (Note 10)	-

Stockholders' Equity:
Series A-1 Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, no shares issued and outstanding at December 31, 2018	-
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000)	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, no shares outstanding at December 31, 2018	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 484,256,464 shares issued and outstanding at December 31, 2018	484,257
Accumulated deficit	(416,427)
Total stockholders' equity	67,870
Total Liabilities and Stockholders' Equity	$171,378

The accompanying notes are an integral part of these consolidated financial statements.

PLEDGE PETROLEUM CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

From August 22, 2018 (date of inception) through December 31, 2018
Expenses:
Professional fees	$7,315
Directors fees	6,290
Compensation – related party	2,097
Stock compensation – related party	3,494
General and administrative	14,550
Total expenses	33,746

Loss from operations	(33,746)

Loss before Provision for Income Taxes	(33,746)
Provision for Income Taxes	-

Net Loss	$(33,746)

Undeclared Series B and Series C Preferred stock dividends	(1,140)

Net loss available to common stock holders	$(34,886)
Net Loss Per Share - Basic and Diluted	$(0.00)
Weighted Average Number of Shares Outstanding - Basic and Diluted	44,359,462

The accompanying notes are an integral part of these consolidated financial statements.

PLEDGE PETROLEUM CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total
August 22, 2018 (date of inception)	-	$-	-	$-	-	$-	-	$-	$-	$-
Common stock sold for cash	-	-	-	-	-	-	1,000	100	-	100
Effects of recapitalization from reverse acquisition	-	-	40,000	40	-	-	484,255,464	484,157	(382,681)	101,516
Net loss from August 22, 2018 (date of inception) through December 31, 2018	-	-	-	-	-	-	-	-	(33,746)	(33,746)
Balance, December 31, 2018	-	$-	40,000	$40	-	$-	484,256,464	$484,257	$(416,427)	$67,870

The accompanying notes are an integral part of these consolidated financial statements.

PLEDGE PETROLEUM CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

From August 22, 2018 (date of inception) through December 31, 2018
Cash flow from operating activities:
Net Loss	$(33,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	421
Stock based compensation	3,494
Cash acquired in merger	30,708
Changes in operating assets and liabilities:
Prepaid expenses	(1,693)
Accounts payable and accruals	10,844
Due to related parties	6,212
Net cash provided by operating activities	16,240

Cash flows from financing activities:
Loans from a related party	5,000
Net cash provided by financing activities	5,000

Net increase in cash	21,240
Cash at beginning of period	-
Cash at end of period	$21,140

Supplemental Disclosures:
Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLEDGE PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On December 19, 2018, Pledge Petroleum Corp. (the “Company”) entered into a Share Exchange agreement with Renewable Technology Solutions, Inc. (“RTS”). Pursuant to the terms of the agreement, in exchange for 100% of the RTS shares, the Company will issue a stock certificate registered in the name of the RTS stockholder for 250,000,000 shares of its common stock. The transaction will be accounted for as a “reverse acquisition” and recapitalization, with RTS being the accounting acquirer. A reverse merger transaction with a public company is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of Pledge’s common stock for the net monetary assets of RTS, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. Consolidated financial statements presented herein reflect the consolidated financail assets and liabilities of Pledge at their historical costs, giving effect to the recapitalization, as if it had been RTS during the periods presented.

RTS was incorporated in the State of Tennessee on August 22, 2018. The Company was formed in order to conduct business in the sourcing and implementation of renewable energy technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary RTS. All significant intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently have not experienced any losses in its accounts. The Company believes it is not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2018.

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of FASB Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

Fair value of financial instruments

The Company follows paragraph ASC 825-10-50-10 for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

Property and equipment

Property and equipment are carried at the lower of cost or net realizable value. All Property and equipment with a cost of $1,000 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Depreciation is computed using the straight-line method over the estimated useful lives of three years.

Income taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the ASC (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the ASC.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the year ended December 31, 2018, all stock options, unvested restricted stock awards, warrants, convertible preferred stock were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive

Recently issued accounting pronouncements

ASC 606, Revenue from Contracts with Customers, was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has just begun its operations and does not yet have operations or revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with debt and equity financing. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

December 31, 2018
Furniture and Fixtures	$3,015
Office Equipment	630
Computer Software	661
Accumulated depreciation	(421)
Property and equipment, net	$3,885

Depreciation expense from August 22, 2018 (date of inception) through December 31, 2018 was $421.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 2, 2018, the Company issued to each of its three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one-year anniversary of the grant date and 1/3 of the grant on the two-year anniversary of the grant date. The value of the stock has been debited to prepaid stock compensation and will be amortized over the vesting period. As of December 31, 2018, there is $133,333 of prepaid stock compensation.

The restricted stock granted and exercisable at December 31, 2018 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date price	Number granted	Weighted average exercise price	Number vested	Weighted average exercise price

$0.01	30,000,000	$0.01	10,000,000	$0.01

The Company recorded an expense of $3,494 for the period from August 22, 2018 (date of inception) through December 31, 2018 related to the restricted stock granted to the directors.

During 2018, Christopher Headrick, CEO, purchased 1,000 shares of RTS common stock for $100 prior to the reverse merger.

As of December 31, 2018, $5,890 is owed to the three directors of the Company for various advances for services provided in the normal course of business. The advance is unsecured, non-interest bearing and due on demand.

On December 31, 2018, the Company executed a Promissory note with John Huemoeller, Chairman, for $5,000. The promissory note is unsecured, bears interest at 5% and is due on or before December 31, 2019.

NOTE 6 – PREFERRED STOCK

Series A-1 Preferred

The Company has designated 5,000,000 preferred shares as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”). Each share of Series A-1 is convertible into ten shares of common stock and has voting rights equal to the number of shares of common stock that holders can convert into. The Series A-1 Shares are non-redeemable by the Company and are entitled to a liquidation preference of $0.08 per share. As of December 31, 2018 there are no Series A preferred shares outstanding.

Series B Preferred

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 40,000 Series B Shares issued and outstanding as of December 31, 2018, which are convertible into 4,000,000 shares of common stock.

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

Dividends

The holders of the Series B Shares are entitled to receive cumulative dividends at the rate of eight percent per annum of the issue price per share, accrued daily and payable annually in arrears on December 31st of each year. Such dividends accrue on any given share from the day of original issuance of such share. Such dividends are cumulative, whether or not declared by the Board of Directors, but are non-compounding. Any dividend payable on a dividend payment date may be paid, at the option of the Company, either (i) in cash or (ii) in shares of common stock at an issue price of $0.10 per common share. In the event that pursuant to applicable law or contract the Company is prohibited or restricted from paying in cash the full dividends to which the holders of the Series B Shares are entitled, the cash amount available pursuant to applicable law or contract will be distributed among the holders of the Series B Shares ratably in proportion to the full amounts to which they would otherwise be entitled and any remaining amount due to holders of the Series B Shares will be payable in cash.

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

The Company has undeclared dividends on the Series B Preferred stock amounting to $185,227 as of December 31, 2018. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share takes into account these undeclared dividends.

Series C Preferred

The Company has designated 4,500,000 preferred shares as Series C Convertible Preferred Stock (“Series C Shares”). Each share of Series C is convertible into 120,000,000 shares of common stock and has voting rights equal to the number of shares of common stock that holders can convert into. The Series C Shares are non-redeemable by the Company and are entitled to a liquidation preference. As of December 31, 2018 there are no Series C preferred shares outstanding.

NOTE 7 – STOCK OPTIONS

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

At December 31, 2018 there were 57,704 plan options outstanding, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of December 31, 2018.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

A summary of all of our option activity during the period ended December 31, 2108 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

From August 22, 2018	-	$ -	$-
Granted - non-plan options	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Effects of recapitalization from reverse acquisition	57,704	$0.65 to $13.50	3.02
Outstanding December 31, 2018	57,704	$0.65 to $13.50	$3.02

The options outstanding and exercisable at December 31, 2018 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$13.50	3,480	0.45		3,480
$12.50	2,000	1.78		2,000
$8.50	500	2.50		500
$5.00	14,800	2.79		14,800
$0.65	36,924	4.25		36,924

	57,704	3.01	3.02	57,704	$3.02

NOTE 8 – WARRANTS

The warrants outstanding and exercisable at December 31, 2018 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price
$0.25	1,751,667	0.49		1,751,667
$0.15	525,500	0.49		525,500
$0.25	1,508,333	0.58		1,508,333
$0.15	577,499	0.60		577,499
$0.25	968,166	0.60		968,166
$0.25	633,333	0.65		633,333

	5,964,498	0.53	$0.22	5,964,498	$0.22

NOTE 9 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate is 21%.

The provision for Federal income tax consists of the following December 31:

2018
Federal income tax benefit attributable to:
Current Operations	$7,087
Less: valuation allowance	(7,087)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

2018
Deferred tax asset attributable to:
Net operating loss carryover	$7,087
Less: valuation allowance	(7,087)
Net deferred tax asset	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $33,746 that may be offset against future taxable income from the year 2019 to 2038.  No tax benefit has been reported in the December 31, 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2018, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in the financial statements other than as disclosed below.

On January 22, 2019, the Company executed a convertible promissory note with Redstart Holdings Corp. for $103,000. The note is unsecured, bears interest at 10% per annum and matures on January 22, 2020. The note is convertible at any time into shares of common stock at the rate of 61% (39% discount) of the average of the lowest three trading prices in the twenty days preceding the conversion.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer and our interim Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our interim Chief Financial Officer have concluded, that as of the date of the filing of this Annual Report, our disclosure controls and procedures are not effective and that all material weaknesses and significant deficiencies have not been completely remediated.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and our interim Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was not effective as of and for the year ended December 31, 2018.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets certain information concerning our executive officers and directors as of the date hereof, including their names, ages, anticipated positions with us. Our executive officers are chosen by our Board and hold their respective offices until their resignation or earlier removal by the Board.

In accordance with our certificate of incorporation, incumbent directors are elected to serve until our next annual meeting and until each director’s successor is duly elected and qualified.

Name	Age	Position

John W. Huemoeller II (1)	63	Director (Chairman)

John Zotos (2)	58	Interim Chief Financial Officer, Secretary and Director (Former Chief Executive Officer)

Christopher Headrick (3)	55	Director, Chief Executive Officer

(1)	On March 23, 2018, Mr. Huemoeller was appointed as Chairman of the Board. On January 1, 2016, Mr. Huemoeller resigned as the Company’s Chief Executive Officer and President.

(2)	On March 23, 2018, upon the resignation of Mr. Persiyanov, Mr. Zotos was appointed as the interim Chief Executive Officer and on May 31, 2018 he was appointed interim Chief Financial Officer. On March 6, 2013, Mr. Zotos was appointed as our Secretary and a director. Upon the execution of the Share Exchange, Mr. Zotos resigned as our interim Chief Executive Officer.

(3)	On May 2, 2018, Mr. Headrick was appointed a director and on December 20, 2018. Mr. Headrick was appointed as our Chief Executive Officer.

John W. Huemoeller II

Mr. Huemoeller has served as a director since March 6, 2013, and also served as our Chief Executive Officer and President, as well as Chief Financial Officer and the Chief Executive Officer of Novas from March 6, 2013 until January 1, 2016. Mr. Huemoeller serves on the Board of Directors of AXIM Biotechnologies, Inc., where he chairs the Audit Committee. Mr. Huemoeller has over 30 years’ experience in investment banking, finance, sales and marketing. Mr. Huemoeller began his career as an investment advisor in 1982 with M.L. Stern & Company a municipal bond firm in California and became a registered principal in 1985 managing retail brokers. He has previously been registered with various state insurance boards, as well as with the Chicago Board of Trade as a commodities broker. Mr. Huemoeller has held positions at Smith Barney, Drexel Burnham, Prudential Securities, and Paine Webber and has extensive experience in stocks, bonds, commodities, mergers and acquisitions, leveraged buyouts and private placement transactions.

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

Mr. Huemoeller’s financial experience, specifically with energy companies, provides him with the attributes that make him a valuable member of our Board of Directors. His service on other public company boards brings to us important knowledge regarding corporate governance.

John Zotos

Mr. Zotos was appointed as a director on March 6, 2013. He also serves as a director of Novas. Since July 2007, he has served as a principal and a managing partner of JC Holdings, LLC, a company engaged in the business of buying, selling and managing heavy equipment and commercial real estate. On March 23, 2018, upon the resignation of Mr. Persiyanov, Mr. Zotos was appointed as the interim Chief Executive Officer and on May 31, 2018 he was appointed interim Chief Financial Officer. On March 6, 2013, Mr. Zotos was appointed as our Secretary and a director. Upon the execution of the Share Exchange, Mr. Zotos resigned as our interim Chief Executive Officer.

Mr. Zotos brings to the Board significant business experience. Mr. Zotos’ prior business experience, especially his experience in the on-line industry, gives him a broad and extensive understanding of our operations and our industry. Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

Christopher Headrick

Mr. Headrick was appointed to the Board of Directors on May 2, 2018. Upon the execution of the Share Exchange, Mr. Headrick was appointed as our Chief Executive Officer. Mr. Headrick has been serving as the Chief Executive Officer of Wyoming Energy Corp., a company engaged in the oil and gas business, since May 2012. Mr. Headrick is also the principal of Christopher L. Headrick LLC, an energy consulting firm he founded in June 2015. He also has served since February 2017 as the Chief Executive Officer of H2 Energy Group, a company engaged in the hydrogen energy production business.

Mr. Headrick was selected as a director due to his vast experience in the oil and gas industry.

Term of Office

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the board.

Employment Agreements and Arrangements

On December 20, 2018, Mr. Headrick became our Chief Executive Officer in the place of Mr. Zotos who resigned as our Interim Chief Executive Officer. Mr. Headrick had agreed to serve as the Chief Executive Officer for compensation of $20,000 per month.

On March 23, 2017, Mr. Zotos was appointed as our interim Chief Executive Officer, a position from which he resigned in December 20, 2018, in the place of Mr. Persiyanov who resigned as our Chief Executive Officer and Interim Chief Financial Officer. On May 31, 2018, Mr. Zotos was appointed as our Interim Chief Financial Officer. We did not entered into a written agreement with Mr. Zotos; however, Mr. Zotos had agreed to serve as the Interim Chief Executive Officer and Interim Chief Financial Officer for compensation of $10,000 per month.

On April 17, 2015, Mr. Persiyanov was appointed to serve as our Chief Executive Officer. We did not enter into a written agreement with Mr. Persiyanov; however, Mr. Persiyanov had agreed to serve as the new President and Chief Executive Officer for compensation of $1 per year for the period of time he served in such position.

On January 1, 2016, we entered into a three-year Employment Agreement with C. Brian Boutte (the “Original Boutte Employment Agreement”) to serve as our Chief Executive Officer which was replaced by a new agreement that was entered into on December 31, 2016.

On March 31, 2017, Mr. Boutte resigned as our Chief Executive Officer.

Family Relationships

There are no family relationships among the members of our Board or its executive officers.

Composition of the Board

In accordance with our certificate of incorporation, our Board is elected annually as a single class.

Communications with our Board of Directors

Stockholders may send correspondence to our board of directors c/o the Corporate Secretary at Pledge Petroleum Corp, 1701 Commerce Street, 2nd Floor, Houston, Texas 77002. The Company’s corporate secretary will forward stockholder communications to the board of directors prior to the board’s next regularly scheduled meeting following the receipt of the communication.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ Stock Market. The Board has determined that Mr. Huemoeller is independent in accordance with the definition of independence applied by the NASDAQ Stock Market but that Mr. Zotos and Mr. Headrick are not independent due to their current positions with our company.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. Messrs. Huemoeller and. Zotos are each “audit committee financial experts,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Upon evaluating our internal controls, our board of directors determined that our internal controls are not adequate to ensure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Pledge. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with except one late Form 4 filing for Christopher Headrick with respect to the Share Exchange Agreement.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11. Executive Compensation

The following table discloses the compensation that was paid to our executive officers in the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Christopher Headrick, CEO	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-
John Zotos, Former CEO	2018	45,000	-	-	-	-	-	45,000
	2017	-	-	-	-	-	-	-
Ivan Persiyanov, Former President, CEO and interim CFO (1)	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

(1)	Mr. Persiyanov was appointed our Chief Executive Officer, President and Interim Chief Financial Officer on March 31, 2017 when Mr. Boutte resigned.

Outstanding Equity Awards at Fiscal Year-End

None of the executive officers were issued any equity awards in their capacity as executive officers during the year ended. The following table sets forth information relating to equity awards outstanding at the end of December 31, 2018 for each named executive officer.

Directors Compensation

The following table sets forth certain information concerning the compensation paid or earned by the Directors for their services rendered as directors during the year ended December 31, 2018.

2018 Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our directors during the year ended December 31, 2018. Mr. Zotos also served on our board of directors, and received compensation as a result.

(a) Name	(b) Fees Earned or Paid in Cash ($)(1)	(c) Stock Awards ($)(2)(4)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)(3)	(h) Total ($)

Ivan Persiyanov	$-	$-	$-	$-	$-	$-	$-

John Huemoeller (1)	$60,000	$33,333	$-	$-	$-	$-	$93,333

John Zotos (1)(2)	$60,000	$33,333	$-	$-	$-	$18,125	$114,458

Christopher Headrick	$35,000	$33,333	$-	$-	$-	$-	$68,333

(1)	Mr. Huemoeller and Mr. Zotos were paid directors fees from August 2017 through December 31, 2018 at $5,000 per month.
(2)	On May 2, 2018, 10,000,000 shares of restricted stock to were issued to each director vesting as to 1/3rd upon the grant date, 1/3rd on the one year anniversary of the grant date and 1/3rd on the two year anniversary of the grant date.
(3)	Mr. Zotos provided consulting services to us in the form of secretarial duties through his company ZotoZulu that amounted to $18,125, disclosed under “all other compensation”.
(4)	The table below shows the aggregate number of unvested restricted stock awards outstanding at fiscal year end for each of our directors

Name	Number of securities underlying restricted stock awards that have not vested
Christopher Headrick	6,666,667
John Huemoeller	6,666,667
John Zotos	6,666,667

On May 2, 2018, we issued to each of our three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one-year anniversary of the grant date and 1/3 of the grant on the two year anniversary of the grant date.

Except as described under Executive Compensation and except for the Share Exchange, none of our directors and executive officers nor any person who beneficially owns, directly or indirectly, shares equaling more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that the Company entered into since January 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates beneficial ownership of our common stock, ownership of our series B Preferred Stock, and the total voting power of our shareholders as of April 10, 2019, by: (1) each person known by us to be the owner of more than 5% of our outstanding shares of Common Stock; (2) each person known to us to be the owner of more than 5% of our outstanding shares of Series B Preferred Stock; (3) each of our directors; (4) each of our executive officers; and (5) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days of April 10, 2019. Except as indicated otherwise, the person’s name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

The information below does not reflect the issuance of shares of Series D Preferred stock to Christopher Headrick that we have agreed to issue. Unless otherwise specified, the address of each of the individuals listed below is c/o Pledge Petroleum Corp., 576 S. Foothills Plaza Drive, Unit #163, Maryville, Tennessee 37801.

Name of beneficial owner	Amount and nature of beneficial ownership, including common stock		Percentage of common stock beneficially owned (1)(2)
John Huemoeller	20,000,000	(3)	4.1%
John Zotos	13,160,000	(4)	2.7%
Christopher Headrick	260,000,000	(5)	53.7%
Ivan Persiyanov(6)	—		*
All officers and directors as a group (4 persons)	293,160,000		60.5%

5% Shareholders
Charles Hoogland	4,000,000	**(7)	*

*	Less than 1%
**	Includes all of the outstanding shares of Series B Preferred Stock on an “as converted basis”
(1)	Based on 484,256,464 shares of common stock issued and outstanding as of April 10, 2019 and assumes that none of the 150,000 shares of Series D Preferred Stock have been issued within sixty (60) days of the date hereof
(2)	Based on the voting rights attached to each class of shares, which vote as a single class together with common stockholders. Each share of common stock exercises one vote per share, each Series B Preferred Stock exercises one hundred votes per share (for an aggregate of 4,000,000 votes based on 40,000 outstanding Series B Preferred Stock) on an “as converted basis” The outstanding and vested shares of common stock and preferred stock, as of April 10, 2019 are entitled to an aggregate of 488,256,464 votes.
(3)	Includes 20,000,000 shares of common stock. Mr. Huemoeller was granted 10,000,000 shares of our restricted stock. Mr. Huemoeller was granted 10,000,000 shares of our restricted stock in May 2018 that vested as to 1/3 of the grant immediately, 1/3 of the grant on the one-year anniversary of the grant date and 1/3 of the grant on the two-year anniversary of the grant date.
(4)	Includes 3,000,000 shares of common stock. Mr. Zotos was granted 3,000,000 shares of restricted stock, 160,000 shares of common stock owned by the wife of Mr. Zotos and 10,000,000 shares of our restricted stock issued in May 2018 that vested as to 1/3 of the grant immediately, 1/3 of the grant on the one-year anniversary of the grant date and 1/3 of the grant on the two-year anniversary of the grant date.
(5)	Includes 250,000,000 shares of common stock issued upon execution of the Share Exchange Agreement and 10,000,000 shares of our restricted stock issued in May 2018 that vested as to 1/3 of the grant immediately, 1/3 of the grant on the one-year anniversary of the grant date and 1/3 of the grant on the two-year anniversary of the grant date. Does not include 150,000 shares of Series D Preferred Stock to be issued to Mr. Headrick upon the closing of the Share Exchange Agreement that will have the right to an aggregate of 1,500,000,000 votes. Upon issuance of the Series D Preferred Stock, mr. Headrick will have the right to vote 88% of our outstanding voting stock.

(6)	Mr. Persiyanov resigned as an officer and director on March 23, 2018.
(7)	Includes 40,000 shares of our Series B Preferred Stock convertible into 4,000,000 shares of our common stock. The 40,000 shares of Series B Preferred Stock represents 100% of the outstanding shares of Series B Preferred Stock. The address of the beneficial owner is Charles Hoogland, 2440 S. Willemoore, Springfield, Illinois 62704.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described under Executive Compensation and except for the Share Exchange Agreement and transactions effected pursuant thereto and the Asset Sale and Share Repurchase, none of our directors and executive officers nor any person who beneficially owns, directly or indirectly, shares equaling more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since January 1, 2017.

Item 14. Principal Accountant Fees and Services

On March 14, 2019, the Board of Directors of Pledge Petroleum Corp. (the “Company”) retained Accell as its independent registered public accounting firm responsible for auditing its financial statements, to replace RBSM LLP, who was dismissed as its independent registered public accounting firm.

Service	Fiscal 2018	Fiscal 2017
Audit Fees	$52,900	$55,500
Audit-related Fees	-	-
Tax Fees	5,000	8,000
All Other Fees	-	-
	$57,900	$63,500

Pre-Approval Policy

The Board of Director’s (in the absence of an Audit Committee) policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to Board regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. The Board approved all of the Company’s Audit Related Fees, Tax Fees and All Other Fees incurred by the Company in 2018 and 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

No.	Description

2.1	Agreement and Plan of Reorganization between the Registrant, Crystal Magic, Inc. and Crystal Acquisition Corporation (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

2.2	Agreement and Plan of Reorganization between the Registrant, Mountain Capital, LLC, Auleron 2005, LLC, Arrow Acquisition Corporation and Auleron 2005 Acquisition Corporation. (Incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

2.3	Share Exchange Agreement, dated as of December 19, 2018, by and among Pledge Petroleum Corp., Renewable Technology Solutions, Inc., and Christopher Headrick (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2018, File No. 000-53488)

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.3	By-Laws (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).

3.4	Certificate of Designations Series B Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

3.5	Certificate of Designations Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

3.6	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

3.7	Certificate of Amendment to the Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017, File No. 000-53488).

4.1	2008 Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission on May 13, 2008, File No. 333-150862).*

4.3	Form of Registration Rights Agreement between Propell (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 3, 2014 File No. 000-53488).

4.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

4.5	Form of Purchase Warrant to Paulson Investments, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2015, File No. 333-199292).

4.6	Investors Rights Agreement (Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

4.7	Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015, File No. 000-53488).*

4.8	Restricted Stock Grant Agreement (Incorporated herein by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015, File No. 000-53488).*

4.9	Form of Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on June 1, 2018, File No. 000-53488).*

10.1	License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013, File No. 000-53488).

10.2	Addendum to License Agreement between Novas Energy (USA), Inc. and Novas Energy Group Limited (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

10.3	Securities Purchase Agreement for purchase of $750,000 of Series B Stock dated March 28, 2014 (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 7, 2014, File No. 000-53488).

10.4	Form of Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2014, File No. 000-53488).

10.5	Employment Agreement, dated January 1, 2016 by and between C. Brian Boutte and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2016, File Number 000-53488)*

10.6	Amended Employment Agreement, effective as of December 31, 2016 by and between C. Brian Boutte and the Company (Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2017, File No. 000-53488)*

10.7	Contract for Sale and Purchase of Real Estate, dated December 12, 2018, by and between Stevens Automotive LLC, as Seller, and Renewable Technology Solutions, Inc., as Buyer (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2018, File No. 000-53488)

10.8	Promissory Note, in the principal amount of $5,000.00, issued by and Renewable Technology Solutions, Inc. to John Huemoeller (Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2018, File No. 000-53488)

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53488).

21	List of Subsidiaries of the Registrant(1)

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

99.1	Secondary Stock Purchase Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2015, File No. 000-53488).

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith
*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

Item 16. 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April, 2019.

PLEDGE PETROLEUM CORP.

By:	/s/ Christopher Headrick
Name:	Christopher Headrick
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 has been signed below by the following persons on behalf of the registrant, Pledge Petroleum Corp., in the capacities and on the date or dates indicated.

Signature	Title	Date

/s/ Christopher Headrick	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2019
Christopher Headrick

/s/ John Zotos	Interim Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 16, 2019
John Zotos

/s/ John Huemoeller	Director	April 16, 2019
John Huemoeller

