Form 10-Q
period 2019-03-31
PLEDGE PETROLEUM CORP
filed 2019-05-20
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-53488

PLEDGE PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-1856569
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

576 S. Foothills Plaza Dr. #163

Maryville, Tennessee 37801

(Address of principal executive offices) (Zip Code)

(865) 227-4818

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PROP	OTC Markets - Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None.

The Registrant has 484,256,464 shares of common stock outstanding as of May 17, 2019.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Pledge,” the “Company,” “we,” “us” and “our” refer to Pledge Petroleum Corp.

PLEDGE PETROLEUM CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PLEDGE PETROLEUM CORP. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$204	$21,140
Prepaid expenses	12,988	11,270
Prepaid stock compensation – related party	108,333	133,333
Total current assets	121,525	165,743

Plant and equipment, net	2,623	3,885
Deposits	-	1,750
Total assets	$124,148	$171,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$171,149	$81,097
Accrued expenses and other payables	13,154	11,521
Accrued interest	1,919
Derivative liability	181,967	-
Convertible note payable, net of discount of $83,529	19,471	-
Due to related parties	62,704	5,890
Loan payable – related party	5,000	5,000
Total current liabilities	455,364	103,508
Total liabilities	455,364	103,508

Commitments and contingencies

Stockholders' Equity (Deficit):
Series A Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, no shares issued and outstanding	-	-
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000)	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, no shares outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 484,256,464 shares issued and outstanding	484,257	484,257
Accumulated deficit	(815,513)	(416,427)
Total stockholders' (deficit) equity	(331,216)	67,870
Total Liabilities and Stockholders' Deficit	$124,148	$171,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLEDGE PETROLEUM CORP. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2019
Expenses:
Professional fees	$31,000
Directors fees	90,000
Compensation – related party	15,000
Stock compensation – related party	25,000
General and administrative	137,729
Total expenses	298,729

Loss from operations	(298,729)

Other income (expense):
Interest expense	(1,919)
Debt discount amortization	(19,471)
Change in the fair value of convertible debt	197,153
Loss on issuance of convertible debt	(276,120)
Total other income (expense)	(100,357)

Loss before Provision for Income Taxes	(399,086)
Provision for Income Taxes	-

Net Loss	$(399,086)

Undeclared Series B and Series C Preferred stock dividends	(7,890)

Net loss available to common stockholders	$(406,976)
Net Loss Per Share - Basic and Diluted	$(0.00)
Weighted Average Number of Shares Outstanding - Basic and Diluted	484,256,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLEDGE PETROLEUM CORP. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT For the Three Months Ended March 31, 2019 (Unaudited)

	Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total
Balance, December 31, 2018	-	$-	40,000	$40	-	$-	484,256,464	$484,257	$(416,427)	$67,870
Net loss	-	-	-	-	-	-	-	-	(399,086)	(399,086)
Balance, March 31, 2019	-	$-	40,000	$40	-	$-	484,256,464	$484,257	$(815,513)	$(331,216)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLEDGE PETROLEUM CORP. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2019
Cash flow from operating activities:
Net Loss	$(399,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,262
Stock based compensation – related party	25,000
Debt discount amortization	19,471
Change in the fair value of convertible debt	(197,153)
Loss on issuance of convertible debt	276,120
Changes in operating assets and liabilities:
Prepaid expenses	1,283
Other assets	1,750
Accounts payable and accruals	93,603
Due to related parties	56,814
Net cash used in operating activities	(120,936)

Cash flows from financing activities:
Loan from a related party	6,800
Repayment of related party loan	(6,800)
Proceeds from convertible debt	100,000
Net cash provided by financing activities	100,000

Net decrease in cash	(20,936)
Cash at beginning of period	21,140
Cash at end of period	$204

Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLEDGE PETROLEUM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On December 19, 2018, Pledge Petroleum Corp. (the “Company”) entered into a Share Exchange agreement with Renewable Technology Solutions, Inc. (“RTS”). Pursuant to the terms of the agreement, in exchange for 100% of the RTS shares, the Company will issue a stock certificate registered in the name of the RTS stockholder for 250,000,000 shares of its common stock. The transaction will be accounted for as a “reverse acquisition” and recapitalization, with RTS being the accounting acquirer. A reverse merger transaction with a public company is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of Pledge’s common stock for the net monetary assets of RTS, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. Consolidated financial statements presented herein reflect the consolidated financial assets and liabilities of the Company at their historical costs, giving effect to the recapitalization, as if it had been RTS during the periods presented.

RTS was incorporated in the State of Tennessee on August 22, 2018. The Company was formed in order to conduct business in the sourcing and implementation of renewable energy technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

March 31, 2019:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$181,967	$197,153

Net Loss per Share

Net loss per common share is computed pursuant to section 260-10-45 of the ASC.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2019, all stock options, unvested restricted stock awards, warrants, convertible preferred stock were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive.

Recently issued accounting pronouncements

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018. The adoption of this standard has had no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of this standard has had no material impact.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On January 22, 2019, the Company executed a converted promissory note with Redstart Holdings Corp. (“Redstart”) for $103,000. The note is unsecured, bears interest at 10% per annum and matures on January 22, 2020. The note is convertible, after 180 days, into shares of common stock at the rate of 61% (39% discount) of the average of the lowest three trading prices in the twenty trading days preceding the conversion. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $379,120 based on the Black Scholes Merton pricing model and a corresponding debt discount of $103,000 to be amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2019, the Company fair valued the derivative at $181,967. In addition, $19,471 of the debt discount has been amortized to interest expense.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2018	$-
Increase to derivative due to new issuances	379,120
Derivative gain due to mark to market adjustment	(197,153)
Balance at March 31, 2019	$181,967

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2019 is as follows:

Inputs	March 31, 2019	Initial Valuation
Stock price	$0.0400	$0.0406
Conversion price	$0.0203	$0.0105
Volatility (annual)	316.98%	318.13%
Risk-free rate	2.60%	2.59%
Years to maturity	.81	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 2, 2018, the Company issued to each of its three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one-year anniversary of the grant date and 1/3 of the grant on the two-year anniversary of the grant date. The value of the stock has been debited to prepaid stock compensation and will be amortized over the vesting period. As of March 31, 2019 and December 31, 2018, there is $108,333 and $133,333 of prepaid stock compensation, respectively.

The restricted stock granted and exercisable at March 31, 2019 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date price	Number granted	Weighted average exercise price	Number vested	Weighted average exercise price

$0.01	30,000,000	$0.01	10,000,000	$0.01

The Company recorded an expense of $25,000 for the three months ended March 31, 2019, related to the restricted stock granted to the directors.

As of March 31, 2019 and December 31, 2018, $62,704 and $5,890, respectively, is owed to the three directors of the Company for director fees and various advances for services provided in the normal course of business. All amounts due are unsecured, non-interest bearing and due on demand.

On December 31, 2018, the Company executed a promissory note with John Huemoeller, Chairman, for $5,000. The promissory note is unsecured, bears interest at 5% and is due on or before December 31, 2019.

NOTE 6 – PREFERRED STOCK

Series A-1 Preferred

The Company has designated 5,000,000 preferred shares as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”). Each share of Series A-1 is convertible into ten shares of common stock and has voting rights equal to the number of shares of common stock that holders can convert into. The Series A-1 Shares are non-redeemable by the Company and are entitled to a liquidation preference of $0.08 per share. As of March 31, 2019, there are no shares of Series A-1 Preferred outstanding.

Series B Preferred

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 40,000 Series B Shares issued and outstanding as of March 31, 2019, which are convertible into 4,000,000 shares of common stock.

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

The Company has undeclared dividends on the Series B Preferred stock amounting to $193,118 as of March 31, 2019. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share takes into account these undeclared dividends.

Series C Preferred

The Company has designated 4,500,000 preferred shares as Series C Convertible Preferred Stock (“Series C Shares”). Each share of Series C is convertible into 120,000,000 shares of common stock and has voting rights equal to the number of shares of common stock that holders can convert into. The Series C Shares are non-redeemable by the Company and are entitled to a liquidation preference. As of March 31, 2019, there are no shares of Series C Preferred outstanding.

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

At March 31, 2019, there were 57,704 plan options outstanding, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of March 31, 2019.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

A summary of all of our option activity during the period ended March 31, 2019 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

From August 22, 2018	-	$-	$-
Granted - non-plan options	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Effects of recapitalization from reverse acquisition	57,704	$0.65 to $13.50	3.02
Outstanding December 31, 2018	57,704	$0.65 to $13.50	$3.02
Granted - non-plan options	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2019	57,704	$0.65 to $13.50	$3.02

The options outstanding and exercisable at March 31, 2019 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$13.50	3,480	0.21		3,480
$12.50	2,000	1.53		2,000
$8.50	500	2.25		500
$5.00	14,800	2.54		14,800
$0.65	36,924	4.00		36,924
	57,704	3.29	3.02	57,704	$3.02

NOTE 8 – WARRANTS

The warrants outstanding and exercisable at March 31, 2019 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price
$0.25	1,751,667	0.24		1,751,667
$0.15	525,500	0.24		525,500
$0.25	1,508,333	0.34		1,508,333
$0.15	577,499	0.35		577,499
$0.25	968,166	0.35		968,166
$0.25	633,333	0.40		633,333

	5,964,498	0.29	$0.22	5,964,498	$0.22

No warrants were issued, forfeited, cancelled or exercised From August 22, 2018 through March 31, 2019.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the unaudited condensed consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in the unaudited condensed consolidated financial statements other than as disclosed below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto presented herein and our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 and the other information set forth in our Annual Report on Form 10-K for the period from August 22, 2018 (date of inception) through December 31, 2018 filed with the SEC on April 16, 2019. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 and other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview and Financial Condition

Our Company

Our goal is to be a next-generation renewable fuels company. We intend to conduct business in the sourcing and implementation of renewable energy technology.

Our mission is to produce renewable diesel fuel and biochar in a profitable yet sustainable manner, all while building value for our shareholders. We strive to achieve net environmental and social benefits and intend to achieve a negative carbon footprint, by responsibly managing our land use and water resources, and preserving our forests and food sources, while promoting energy independence, job creation and community investment.

Our technology platform is designed to enable us to convert low-cost, abundant and sustainable biomass feedstock (i.e., slash) into diesel. Our renewable diesel, is expected to burn much cleaner than traditional petroleum diesel, and to be chemically indistinguishable from conventional ASTM D975 diesel. Importantly, the renewable diesel we intend to produce will be a “drop-in” diesel; meaning it is a 100% petroleum diesel replacement allowing our renewable diesel to offer significant reduction in our customer’s carbon footprint, without the need for any infrastructure changes.

In addition to renewable diesel, we intend to sell Natura TM, which, as a result of the high temperature it is created at, is a very high-quality biochar. Biochar is used as a soil amendment. Biochar is a stable and solid, rich in carbon, and can endure in soil for thousands of years. Biochar is made by carbonizing renewable organics like wood and grass. Natura TM is a safe and natural product made in the United States. It is a byproduct of our renewable diesel process and provides long-term gains in soil fertility and plant performance, as well as livestock enhancement.

We are fundamentally different from traditional oil and biofuels companies. Unlike traditional oil companies, we intend to generate diesel from completely renewable and sustainable sources rather than depleting fossil fuel reserves. At the same time, we differ from most traditional biofuels companies because our end products are diesel and biochar rather than alcohols or fatty acid methyl esters (“FAME”), such as ethanol or biodiesel. As compared to ethanol, the energy density of one gallon of our renewable diesel equates to 1.7 gallons of ethanol equivalent. While we are a development stage, pre-revenue company, our unique, proven technology platform is anticipated to provide a new domestic source of economic, clean liquid transportation fuel — sustainably — using renewable natural resources to help further energy independence and reduce greenhouse gas emissions.

Management Discussion and Analysis of Financial Condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statement as of March 31, 2019, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended March 31, 2019

Since inception on August 22, 2018, we have not earned any revenue.

During the three months ended March 31, 2019, we incurred professional fees of $31,000. Professional fees consists primarily of legal, audit and accounting expense.

During the three months ended March 31, 2019, we incurred director fees of $90,000 for our three directors.

During the three months ended March 31, 2019, we incurred related party compensation of $15,000.

During the three months ended March 31, 2019, we recognized $25,000 of non-cash stock-based compensation for the amortization of stock issued to our officers.

During the three months ended March 31, 2019, we incurred total general and administrative (“G&A”) expense of $137,729. Our larger G&A expenses were $84,930 for consulting and $35,016 for D&O insurance.

In addition, we had total other expense of $100,357. This consisted of $1,919 of interest expense, $19,471 for debt discount amortization, and a loss on the issuance of convertible debt of $276,120. These expenses were offset with a gain in the change of the fair value of a derivate of $197,153

Net loss

We incurred a net loss of $399,086 for the three months ended March 31, 2019, which consists primarily of the increase in total expenses discussed above.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $406,976, after undeclared dividends of $7,890, for the three months ended March 31, 2019.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we used cash in operating activities of $120,936. We received $100,000 from the proceeds of a convertible note payable. We also received $6,800 from a related party, which was promptly repaid.

At March 31, 2019, we had a cash balance of $204, and liabilities of $455,364. We will need to generate revenue from operations and/or obtain additional financing to pursue our business strategy or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2018, for a full discussion of our critical accounting policies.

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recent Accounting Pronouncements” section of Note 2, in the Notes to consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer, who also serves as our interim principal financial officer and principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our interim Chief Financial Officer have concluded, that as of the date of the filing of this Quarterly Report, our disclosure controls and procedures are not effective and that all material weaknesses and significant deficiencies have not been completely remediated.

We intend to retain additional individuals to remedy the ineffective controls. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2019	PLEDGE PETROLEUM CORP.
(Registrant)

	By:	/s/ Christopher Headrick
Name: Christopher Headrick Title: Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ John Zotos
Name: John Zotos
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

