Form 10-Q
period 2019-06-30
PLEDGE PETROLEUM CORP
filed 2019-08-19
CIK 1434110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(865) 227-4818

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The Registrant has 484,256,464 shares of common stock outstanding as of August 10, 2019.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Pledge,” the “Company,” “we,” “us” and “our” refer to Pledge Petroleum Corp.

2

PLEDGE PETROLEUM CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PLEDGE PETROLEUM CORP. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$5,784	$21,140
Prepaid expenses	14,575	11,270
Prepaid stock compensation – related party	83,333	133,333
Total current assets	103,692	165,743

Plant and equipment, net	2,233	3,885
Deposits	-	1,750
Total assets	$105,925	$171,378

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$321,002	$81,097
Accrued expenses and other payables	1,358	11,521
Accrued interest	4,763	-
Derivative liability	273,105	-
Convertible note payable, net of discount of $108,091	47,909	-
Due to related parties	137,500	5,890
Loan payable – related party	5,000	5,000
Total current liabilities	790,637	103,508
Total liabilities	790,637	103,508

Commitments and contingencies (Note 9)

Stockholders' (Deficit) Equity:
Series A Convertible Preferred stock, $0.01 par value; 5,000,000 shares designated, no shares issued and outstanding	-	-
Series B Convertible, Redeemable Preferred Stock, $0.001 par value; 500,000 shares designated; 40,000 issued and outstanding. (liquidation preference $480,000)	40	40
Series C Convertible, Preferred Stock, $0.001 par value, 4,500,000 shares designated, no shares outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 484,256,464 shares issued and outstanding	484,257	484,257
Accumulated deficit	(1,169,009)	(416,427)
Total stockholders' (deficit) equity	(684,712)	67,870
Total Liabilities and Stockholders' (Deficit) Equity	$105,925	$171,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLEDGE PETROLEUM CORP. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Expenses:
Professional fees	$51,258	$82,258
Directors fees	90,000	180,000
Compensation – related party	15,000	30,000
Non-cash stock compensation – related party	25,000	50,000
General and administrative	97,542	235,271
Total expenses	278,800	577,529

Loss from operations	(278,800)	(577,529)

Other income (expense):
Interest expense	(8,120)	(10,039)
Debt discount amortization	(28,438)	(47,909)
Change in the fair value of convertible debt	4,005	201,158
Loss on issuance of convertible debt	(42,143)	(318,263)
Total other expense, net	(74,696)	(175,053)

Loss before Provision for Income Taxes	(353,496)	(752,582)
Provision for Income Taxes	-	-

Net Loss	$(353,496)	$(752,582)

Undeclared Series B and Series C Preferred stock dividends	(7,978)	(15,869)

Net loss available to common stockholders	$(361,474)	$(768,451)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding - Basic and Diluted	484,256,464	484,256,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLEDGE PETROLEUM CORP. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY For the Three and Six Months Ended June 30, 2019 (Unaudited)

	Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total
Balance, December 31, 2018	-	$-	40,000	$40	-	$-	484,256,464	$484,257	$(416,427)	$67,870
Net loss	-	-	-	-	-	-	-	-	(399,086)	(399,086)
Balance, March 31, 2019	-	-	40,000	40	-	-	484,256,464	484,257	(815,513)	(331,216)
Net loss	-	-	-	-	-	-	-	-	(353,496)	(353,496)
Balance, June 30, 2019	-	$-	40,000	$40	-	$-	484,256,464	$484,257	$(1,169,009)	$(684,712)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLEDGE PETROLEUM CORP. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2019
Cash flow from operating activities:
Net Loss	$(752,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,651
Stock based compensation – related party	50,000
Debt discount amortization	47,909
Change in the fair value of convertible debt	(201,158)
Loss on issuance of convertible debt	318,263
Changes in operating assets and liabilities:
Prepaid expenses	2,695
Deposits	1,750
Accounts payable and accruals	234,506
Due to related parties	131,610
Net cash used in operating activities	(165,356)

Cash flows from financing activities:
Loan from a related party	6,800
Repayment of related party loan	(6,800)
Proceeds from convertible debt	150,000
Net cash provided by financing activities	150,000

Net decrease in cash	(15,356)
Cash at beginning of period	21,140
Cash at end of period	$5,784

Cash paid during the period for:
Interest	$5,276
Income taxes	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLEDGE PETROLEUM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the period from August 22, 2018 (date of inception) through December 31, 2018 included on the Company’s Form 10-K. The results of the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

June 30, 2019:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$273,105	$201,158

Net Loss per Share

Net loss per common share is computed pursuant to section 260-10-45 of the ASC.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six months ended June 30, 2019, all stock options, unvested restricted stock awards, warrants, convertible preferred stock were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has just begun its operations and does not yet have operations or revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with debt and equity financing. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On January 22, 2019, the Company executed a converted promissory note with Redstart Holdings Corp. (“Redstart”) for $103,000. The note is unsecured, bears interest at 10% per annum and matures on January 22, 2020. The note is convertible, after 180 days, into shares of common stock at the rate of 61% (39% discount) of the average of the lowest three trading prices in the twenty trading days preceding the conversion. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $379,120 based on the Black Scholes Merton pricing model and a corresponding debt discount of $103,000 to be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2019, the Company fair valued the derivative at $176,915. In addition, $45,150 of the debt discount has been amortized to interest expense.

On June 11, 2019, the Company executed a converted promissory note with Geneva Roth Remark Holdings, Inc. (“Geneva”) for $53,000. The note is unsecured, bears interest at 10% per annum and matures on June 10, 2020. The note is convertible, after 180 days, into shares of common stock at the rate of 61% (39% discount) of the average of the lowest three trading prices in the twenty trading days preceding the conversion. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $95,143 based on the Black Scholes Merton pricing model and a corresponding debt discount of $53,000 to be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2019, the Company fair valued the derivative at $96,190. In addition, $2,759 of the debt discount has been amortized to interest expense.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2018	$-
Increase to derivative due to new issuances	474,263
Derivative gain due to mark to market adjustment	(201,158)
Balance at June 30, 2019	$273,105

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2019 is as follows:

Inputs	June 30, 2019	Initial Valuation
Stock price	$0.045	$ 0.0406 – 0.045
Conversion price	$0.0221	$ 0.0105 – 0.0226
Volatility (annual)	286.6% - 317.49%	292% - 318.13%
Risk-free rate	1.92% - 2.09%	2.05 - 2.59%
Years to maturity	.56 – 0.95	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 2, 2018, the Company issued to each of its three directors, 10,000,000 shares of restricted common stock, vesting as to 1/3 of the grant immediately, 1/3 of the grant on the one-year anniversary of the grant date and 1/3 of the grant on the two-year anniversary of the grant date. The value of the stock has been debited to prepaid stock compensation and will be amortized over the vesting period. As of June 30, 2019, and December 31, 2018, there is $83,333 and $133,333 of prepaid stock compensation, respectively.

The restricted stock granted and exercisable at June 30, 2019 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date price	Number granted	Weighted average exercise price	Number vested	Weighted average exercise price
$0.01	30,000,000	$0.01	20,000,000	$0.01

The Company recorded an expense of $25,000 and $50,000 for the three and six months ended June 30, 2019, respectively, related to the restricted stock granted to the directors.

As of June 30, 2019 and December 31, 2018, $137,500 and $5,890, respectively, is owed to the three directors of the Company for director fees and various advances for services provided in the normal course of business. All amounts due are unsecured, non-interest bearing and due on demand.

On December 31, 2018, the Company executed a promissory note with John Huemoeller, Chairman, for $5,000. The promissory note is unsecured, bears interest at 5% and is due on or before December 31, 2019.

NOTE 6 – PREFERRED STOCK

Series A-1 Preferred

The Company has designated 5,000,000 preferred shares as Series A-1 Convertible Preferred Stock (“Series A-1 Shares”). Each share of Series A-1 is convertible into ten shares of common stock and has voting rights equal to the number of shares of common stock that holders can convert into. The Series A-1 Shares are non-redeemable by the Company and are entitled to a liquidation preference of $0.08 per share. As of June 30, 2019, there are no shares of Series A-1 Preferred outstanding.

Series B Preferred

The Company has designated 500,000 preferred shares as Series B Convertible Preferred Stock (“Series B Shares”), with 40,000 Series B Shares issued and outstanding as of June 30, 2019, which are convertible into 4,000,000 shares of common stock.

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

The Company has undeclared dividends on the Series B Preferred stock amounting to $201,096 as of June 30, 2019. If the dividends are paid in stock, the beneficial conversion feature of these undeclared dividends will be recorded upon the declaration of these dividends. The computation of loss per common share takes into account these undeclared dividends.

Series C Preferred

The Company has designated 4,500,000 preferred shares as Series C Convertible Preferred Stock (“Series C Shares”). Each share of Series C is convertible into 120,000,000 shares of common stock and has voting rights equal to the number of shares of common stock that holders can convert into. The Series C Shares are non-redeemable by the Company and are entitled to a liquidation preference. As of June 30, 2019, there are no shares of Series C Preferred outstanding.

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

At June 30, 2019, there were 54,224 plan options outstanding, under the Stock Option Plan.

The vesting provisions for these stock options are determined by the board of directors at the time of grant, there are no unvested options outstanding as of June 30, 2019.

In the event of the employees’ termination, the Company will cease to recognize compensation expense.

A summary of all of our option activity during the period ended June 30, 2019 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

From August 22, 2018	-	$-	$-
Granted - non-plan options	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Effects of recapitalization from reverse acquisition	57,704	$0.65 to $13.50	3.02
Outstanding December 31, 2018	57,704	$0.65 to $13.50	$3.02
Granted - non-plan options	-	-	-
Forfeited/cancelled	(3,480)	-	-
Exercised	-	-	-
Outstanding June 30, 2019	54,224	$0.65 to $12.50	$2.77

The options outstanding and exercisable at June 30, 2019 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price
$12.50	2,000	1.28		2,000
$8.50	500	2.00		500
$5.00	14,800	2.29		14,800
$0.65	36,924	3.75		36,924
	54,224	3.25	2.35	54,224	$2.35

NOTE 8 – WARRANTS

The warrants outstanding and exercisable at June 30, 2019 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price
$0.25	1,508,333	0.09		1,508,333
$0.15	577,499	0.10		577,499
$0.25	968,166	0.10		968,166
$0.25	633,333	0.15		633,333

	3,687,331	0.11	$0.14	3,687,331	$0.14

No warrants were issued or exercised from August 22, 2018 through June 30, 2019. A total of 2,652,167 warrants have expired during the period from August 22, 2018 through June 30, 2019.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2019, the Company is not aware of any contingent liabilities that should be reflected in the unaudited condensed consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in the unaudited condensed consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 and other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Management Discussion and Analysis of Financial Condition

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the three months ended June 30, 2019

Since inception on August 22, 2018, we have not earned any revenue.

During the three months ended June 30, 2019, we incurred professional fees of $51,258. Professional fees consist primarily of legal, audit and accounting expense.

During the three months ended June 30, 2019, we incurred director fees of $90,000 for our three directors.

During the three months ended June 30, 2019, we incurred related party compensation of $15,000.

During the three months ended June 30, 2019, we recognized $25,000 of non-cash stock-based compensation for the amortization of stock issued to our officers.

During the three months ended June 30, 2019, we incurred total general and administrative (“G&A”) expense of $97,542. Our larger G&A expenses were approximately $75,000 for consulting and $10,500 for D&O insurance.

In addition, we had total other expense of $74,696. This consisted of $8,120 of interest expense, $28,438 for debt discount amortization, and a loss on the issuance of convertible debt of $42,143. These expenses were offset with a gain in the change of the fair value of a derivate of $4,005.

Net loss

We incurred a net loss of $353,496 for the three months ended June 30, 2019, which consists primarily of the increase in total expenses discussed above.

Results of Operations for the six months ended June 30, 2019

Since inception on August 22, 2018, we have not earned any revenue.

During the six months ended June 30, 2019, we incurred professional fees of $82,258. Professional fees consist primarily of legal, audit and accounting expense.

During the six months ended June 30, 2019, we incurred director fees of $180,000 for our three directors.

During the six months ended June 30, 2019, we incurred related party compensation of $30,000.

During the six months ended June 30, 2019, we recognized $50,000 of non-cash stock-based compensation for the amortization of stock issued to our officers.

During the six months ended June 30, 2019, we incurred total G&A expense of $235,271. Our larger G&A expenses were approximately $160,000 for consulting and $45,500 for D&O insurance.

In addition, we had total other expense of $175,053. This consisted of $10,039 of interest expense, $47,909 for debt discount amortization, and a loss on the issuance of convertible debt of $318,263. These expenses were offset with a gain in the change of the fair value of a derivate of $201,158.

Net loss

We incurred a net loss of $752,582 for the six months ended June 30, 2019, which consists primarily of the increase in total expenses discussed above.

Net loss available to common stockholders

We incurred a net loss available to common stockholders of $768,451, after undeclared dividends of $15,869, for the six months ended June 30, 2019.

 Liquidity and Capital Resources

During the six months ended June 30, 2019, we used cash in operating activities of $165,356. We received $150,000 from the proceeds of convertible notes payable. We also received $6,800 from a related party, which was promptly repaid.

At June 30, 2019, we had a cash balance of $5,784, and liabilities of $790,637. We will need to generate revenue from operations and/or obtain additional financing to pursue our business strategy or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Critical Accounting Policies

Refer to our Form 10-K for the period from August 22, 2018 (date of inception) through December 31, 2018, for a full discussion of our critical accounting policies.

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recent Accounting Pronouncements” section of Note 2, in the Notes to condensed consolidated Financial Statements.

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

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1	Convertible Promissory Note (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019 (File No. 000-53488))
10.1

Securities Purchase Agreement dated June 11, 2019 by and Between Pledge Petroleum Corp and Geneva Roth remark Holdings, Inc. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019 (File No. 000-53488))

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

Date: August 19, 2019	PLEDGE PETROLEUM CORP.
(Registrant)

	By:	/s/ Christopher Headrick
Name: Christopher Headrick
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ John Zotos
Name: John Zotos
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

